Form 10QSB
period 1999-09-30
BLUE RIDGE ENERGY INC
filed 1999-11-10
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 1999
                                   ---------------------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to
                               ------------    --------------

                            Blue Ridge Energy, Inc.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


                 Nevada                                        61-1306702
      ------------------------------                         --------------
     (State or Other Jurisdiction of                         (IRS Employer
      Incorporation or Organization)                        Identification No.)

              632 Adams Street, Suite 710, Bowling Green, KY 42101
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (270) 842-2421
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                      N/A
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes           No   X
    ----          ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,788,994

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)       FINANCIAL STATEMENTS OF REGISTRANT

         INDEX                                                                      NUMBER
         Condensed Balance Sheets (Unaudited) as of September 30, 1999 and 1998.       2-3

         Condensed Statements of Income (Unaudited) for the nine months and three
         Months ended September 30, 1999 and 1998.                                       4

         Condensed Statements of Cash Flows (Unaudited) for the nine months and
         three months ended September 30, 1999 and 1998.                                 5

         Notes to Condensed Financial Statements (Unaudited)                          6-13

The condensed financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-SB of the Registrant for its fiscal year ended December 31, 1998.

The condensed financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

b)  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS                    14-18

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   18
ITEM 2.  CHANGES IN SECURITIES                                               18
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 18
ITEM 5.  OTHER INFORMATION                                                   18
ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                    18

                            BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                 SEPTEMBER 30, SEPTEMBER 30,
                                    1999          1998
                                 ------------  -----------
ASSETS
CURRENT ASSETS:
Cash                              $   78,022   $   88,274
Accounts Receivable:
   Managed Limited Partnerships      775,196      186,351
   Trade and Other                    92,855      251,927
Advances to Related Parties          299,900    1,637,485
                                  ----------   ----------

         TOTAL CURRENT ASSETS      1,245,973    2,164,037

PROPERTY AND EQUIPMENT, NET        2,895,964      514,787

OTHER ASSETS, NET                     74,860       27,708
                                  ----------   ----------

TOTAL ASSETS                      $4,216,797   $2,706,532
                                  ==========   ==========


                     The accompanying notes are an integral
                      part of these financial statements.

                            BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                            1999           1998
                                                       ------------    -----------
LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities                $   109,261    $    53,308
Current Portion Long Term Debt                               39,500             --
                                                        -----------    -----------
         TOTAL CURRENT LIABILITIES                          148,761         53,308

LONG TERM DEBT                                              517,739             --
DEFERRED INCOME TAX LIABILITY                               250,913         40,207
                                                        -----------    -----------
         TOTAL LIABILITIES                                  917,413         93,515

COMMITMENTS AND CONTINGENCIES                                    --             --

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 5,000,000
    shares authorized; 551,850 and 632,070 shares
    issued and outstanding at September 30, 1999
    and 1998, respectively                                      552            632
Common Stock, $0.005 par value; 20,000,000
    shares authorized; 5,788,994 and 4,526,600 shares
    issued and outstanding at September 30, 1999
    and 1998, respectively                                   28,945         22,633
Additional Paid-In Capital                                3,618,202      2,824,770
Accumulated Deficit                                        (348,315)      (235,018)
                                                        -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                       3,299,384      2,613,017
                                                        -----------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                    $ 4,216,797    $ 2,706,532
                                                        ===========    ===========


                     The accompanying notes are an integral
                      part of these financial statements.

                            BLUE RIDGE ENERGY, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                          9 MONTHS ENDED               3 MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
OPERATING REVENUES:                    1999          1998            1999          1998
-------------------                 -----------   -----------    -----------   ------------
Turnkey Contract Sales              $ 4,122,379   $ 1,581,181    $ 1,113,979    $        --
Management Fees                         186,198        88,675         70,523             --
Reimbursed Costs                        105,715        50,672         40,300             --
Drilling Services Sales                 474,002            --        179,350             --
Oil and Gas Sales                        44,690        25,202         30,500         20,330
                                    -----------   -----------    -----------    -----------
         Total Operating Revenues     4,932,984     1,745,730      1,434,652         20,330

OPERATING COSTS AND
    OTHER EXPENSES:
Turnkey Contract Costs                3,319,500     1,332,075        902,500             --
Drilling Services Costs                 488,783            --        197,671             --
Lease Operating Costs                    32,482        21,998         25,000         20,000
Depreciation, Depletion
   and Amortization                      71,253            96         51,000             43
Marketing Costs                         281,488        48,600         35,161             --
General and Administrative Costs        187,468       206,050        105,507         73,383
                                    -----------   -----------    -----------    -----------
         Total Operating Costs        4,380,974     1,608,819      1,316,839         93,426
                                    -----------   -----------    -----------    -----------

OPERATING INCOME                        552,010       136,911        117,813        (73,096)

OTHER INCOME (EXPENSE):
Gain on Sale of Oil & Gas Leases             --        50,000             --         50,000
Interest Income (Expense)                13,689        42,459         (6,847)        38,424
                                    -----------   -----------    -----------    -----------
         Total Other Income              13,689        92,459         (6,847)        88,424
                                    -----------   -----------    -----------    -----------
INCOME BEFORE TAXES                     565,699       229,370        110,966         15,328
Income Tax Provision                    186,681        75,692         42,400         (5,644)
                                    -----------   -----------    -----------    -----------
NET INCOME                          $   379,018   $   153,678    $    68,566    $    20,972
                                    ===========   ===========    ===========    ===========
EARNINGS  PER
COMMON SHARE:
     Basic                          $      0.03   $     (0.04)   $      0.00    $     (0.03)
     Diluted                        $      0.03   $     (0.04)   $      0.00    $     (0.03)
                                    -----------   -----------    -----------    -----------
     Weighted Average Common
         Shares Outstanding           5,302,393     2,348,200      5,302,393      2,348,200
                                    -----------   -----------    -----------    -----------

                     The accompanying notes are an integral
                      part of these financial statements.

                            BLUE RIDGE ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                          9 MONTHS ENDED               3 MONTHS ENDED
                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                       1999           1998            1999          1998
                                                    -----------    -----------    -----------   ------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
     Net Income (Loss)                              $   379,018    $   153,678    $    68,566    $    20,972
     Adjustments to Reconcile Net Income to
     Net Cash Flows from Operating Activities:
       Depreciation, Depletion and Amortization          71,253             96         51,000             43
       Increase (Decrease) in Deferred Taxes            186,681         75,692         42,400         (5,644)
       (Decrease) in Drilling Advances                 (284,074)            --             --             --
       Decrease (Increase) in Accounts Receivable      (528,126)      (215,520)      (601,660)       125,385
       Increase (Decrease) in Accounts Payable
            and Accrued Liabilities                      24,309          4,279         20,493         32,520
                                                    -----------    -----------    -----------    -----------
NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                (150,939)        18,225       (419,201)       173,276
CASH FLOWS FROM
 INVESTING ACTIVITIES:
     Decrease (Increase) in Advances to Affiliate     1,168,016     (1,336,025)       (41,140)    (1,174,187)
     Decrease (Increase)  in Other Assets                71,696        (16,742)        16,823         (5,159)
     Purchase of Drilling Equipment                  (2,101,484)            --        (12,000)            --
     Sale of Oil and Gas Properties                          --        250,000             --        250,000
     Purchase of Oil and Gas Properties                (325,665)      (107,244)       (31,073)        (7,339)
                                                    -----------    -----------    -----------    -----------
NET CASH PROVIDED (USED)
   BY INVESTING ACTIVITIES                           (1,187,437)    (1,210,011)       (67,390)      (936,685)
CASH FLOWS FROM
FINANCING ACTIVITIES:
     Additions to Notes Payable                         587,603             --             --             --
     Payments of Notes Payable                         (181,039)        (4,000)       (40,039)            --
     Issuance of Preferred Stock                        738,036      1,008,712        523,111        657,442
     Exercise of Stock Warrants                          12,500        140,000         12,500        140,000
     Retirement of Common Stock                         (15,000)            --             --             --
     Payments of Preferred Stock Dividends             (226,579)      (252,032)       (73,672)      (100,720)
                                                    -----------    -----------    -----------    -----------
NET CASH PROVIDED (USED)
    BY FINANCING ACTIVITIES                             915,521        892,680        421,900        696,722
                                                    -----------    -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH                        (422,855)      (299,106)       (64,691)       (66,687)
CASH AT BEGINNING OF PERIOD                             500,877        387,380        142,713        154,961
                                                    -----------    -----------    -----------    -----------
CASH AT END OF PERIOD                               $    78,022    $    88,274    $    78,022    $    88,274
                                                    ===========    ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid for Interest                         $    13,414    $        --    $     8,352    $        --
                                                    ===========    ===========    ===========    ===========
     Cash Paid for Income Taxes                     $        --    $        --    $        --    $        --
                                                    ===========    ===========    ===========    ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                            BLUE RIDGE ENERGY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             SEPTEMBER 30, 1999 AND 1998


1.       OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Blue Ridge Energy, Inc., (the Company), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name of the Company to Blue Ridge Energy, Inc. in May 1996. The Company has offices at 632 Adams Street, Suite 710, Bowling Green, Kentucky, 42101 (See Note 4).

The Company is engaged in the exploration and development of oil and gas leases located primarily in Texas and Kentucky through one or more of the following activities: (i) acquisition of oil and gas leases, (ii) investment in partnerships sponsored by itself or affiliates; (iii) purchase of producing oil and gas properties, and (iv) acquisition of oil and gas companies which own properties and/or production. Wells drilled by the Company include both exploratory and development wells.

The Company intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs, and as an independent producer of oil and gas.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Drilling Operations

The Company follows the completed contract method of accounting for turnkey drilling arrangements. Under this method, all drilling advances, direct costs, and appropriate portions of indirect costs related to contracts in progress are recognized as revenues and expenses in the period the contracts are substantially complete. This accounting method has been utilized by the Company based on the short term nature of the drilling contracts, i.e. 4-5 days.

Working Interests

Revenues from working interests the Company owns are recognized when the natural gas and oil are produced.

Managed Limited Partnerships

The Company sponsors privately offered limited partnerships for which it serves as the Managing General Partner. The purpose of these partnerships is to acquire and develop oil and gas leases. The partnerships enter into turnkey drilling contracts with the Company to drill, complete and equip, if warranted, the oil and

                            BLUE RIDGE ENERGY, INC.
                         NOTES TO FINANCIAL STATEMENTS

gas leases. The Company receives direct compensation, reimbursement of costs and expenses, and revenues related to turnkey drilling contracts. Additionally, the Company earns a carried working interest to the tanks and pays only its pro rata share of well operating costs, while the partnerships pay 100% of the costs of this carried working interest.


Property and Equipment

Property and equipment (other than oil and gas) are stated at cost. Depreciation is recognized on the straight line method over the estimated useful lives of the assets as follows:

                                                      Lives (years)
                                                      ------------
                Machinery and Equipment                     10
                Autos and Trucks                             5
                Furniture and Fixtures                      10

The Company follows the successful efforts method of accounting for oil and gas properties, using the lease as its accumulation center for capitalized costs. Under the successful efforts method of accounting, costs which relate directly to the discovery of oil and gas reserves and all development costs are capitalized.

Exploration costs which do not result directly in the discovery of oil and gas reserves are charged to expense as incurred. The capitalized costs, consisting of lease and well equipment, lease acquisition costs and intangible development costs are depreciated, depleted and amortized on the unit-of-production method, based on estimates of recoverable proved developed oil and gas reserves of each respective lease.

The costs of acquiring undeveloped properties are capitalized as incurred and carried until the property is capitalized as a producing oil and gas property, or is surrendered or otherwise disposed of, at which time the full amount is charged to operations. Maintenance and repairs are charged against operations as incurred. Renewals and betterments which extend the life or improve existing properties are capitalized.

Upon disposition or retirement of property and equipment other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income. The Company recognizes the gain or loss on the sale of either a part of a proved oil and gas property or of an entire proved oil and gas property constituting a part of a field upon the sale or other disposition of such. The unamortized cost of the property or group of properties, a part of which was sold or otherwise disposed of, is apportioned to the interest sold and interest retained on the basis of the fair value of those interests.

Earnings Per Common Share

The Company's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations.

The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS

                            BLUE RIDGE ENERGY, INC.
                         NOTES TO FINANCIAL STATEMENTS


for the 9 months and 3 months ended September 30, 1999 and 1998:

                                             9 Months     3 Months
Basic EPS computation --                       1999         1999
                                            ---------    ---------
Net Income                                  $ 379,018    $  68,566
Less: Preferred Stock Dividends              (226,579)     (73,672)
                                            ---------    ---------
Earnings Available to Common Stockholders   $ 152,439    $  (5,106)
                                            =========    =========

      Dates                                         Shares          Fraction       Weighted
   Outstanding                                    Outstanding       of Period    Average Shares
   -----------                                    -----------       ---------    --------------
January 1 - September 30                          5,171,578           100.0%       5,171,578
Common Stock Repurchased February 1                  (5,000)           88.8%          (4,440)
Series B Preferred Converted April 1 - June 30       53,120            50.0%          26,560
Stock Warrants Exercised July 31                    250,000            22.2%          55,500
Series C Preferred Converted July 31 - Sept 30      319,296           16.66%          53,195
                                                  ---------                        ---------
                                                  5,219,698
     Weighted Average Shares                                                       5,302,393
                                                                                   =========

                                                                            9 Months             3 Months
                                                                              1999                 1999
                                                                           ----------          ------------
Basic EPS                                                                  $     0.03          $       0.00
                                                                           ----------          ------------

                                                                             9 Months            3 Months
Basic EPS computation --                                                       1998                1998
                                                                           ------------        ------------
     Net Income                                                            $   153,678         $     20,972
     Less: Preferred Stock Dividends                                          (252,032)            (100,720)
                                                                           -----------         ------------
     Earnings Available to Common Stockholders                             $   (98,354)        $    (79,748)
                                                                           ===========         ============

      Dates                                               Shares          Fraction            Weighted
   Outstanding                                          Outstanding       of Period         Average Shares
   -----------                                          -----------       ---------         --------------
January 1 - March 31                                     1,726,600          100.0%              1,726,600
Stock Warrants Exercised July 31                         2,800,000           22.2%                621,600
                                                        ----------                              ---------

     Weighted Average Shares                                                                    2,348,200
                                                                                                =========

                                                                           9 Months             3 Months
                                                                             1999                 1999
                                                                          ----------           ----------
Basic EPS                                                                 $   (0.04)           $    (0.03)
                                                                          ----------           ----------

                            BLUE RIDGE ENERGY, INC.
                         NOTES TO FINANCIAL STATEMENTS

Income Taxes

Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differ from the amounts currently payable because of temporary differences (primarily intangible drilling costs) in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

Cash Equivalents

For purposes of reporting cash flows, cash includes cash on hand and cash on deposit.

2.       AFFILIATED OIL AND GAS PARTNERSHIPS

The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $4,122,379 and $1,581,181 during the nine months ended September 30, 1999 and 1998, respectively. The Company receives a management fee from the partnerships for its services in connection with the selection of the joint venture prospects and the initial operations of the joint venture in addition to syndication fees for funds raised directly by the Company. Management fees and syndication fees earned during the 9 months ended September 30, 1999 and 1998 amounted to $186,198 and $88,675, respectively.

In connection with the sponsorship of oil and gas partnerships, the Company is reimbursed by the partnerships for certain operating and overhead costs incurred on their behalf, including filing fees, legal fees, accounting fees, printing costs and other miscellaneous expenses. These reimbursements totaled $105,715 and $50,672 during the 9 months ended September 30, 1999 and 1998, respectively.

Included in the Company's financial statements are contributions made to the various Company sponsored oil and gas partnerships, less the applicable loss generated by these partnerships relative to the Company's percentage ownership. The Company has allocated, on a pro-rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

3.       RELATED PARTY TRANSACTIONS

Stock Transactions

The Company was organized in November, 1994, as a Nevada corporation under the name of Gem Source, Incorporated (Gem Source). In 1995, Gem Source sold 1,633,000 shares for $0.001 per share under Rule 504, an exemption under Regulation D from full registration with the SEC.

Blue Ridge Group, Inc. (BRG) acquired control of Gem Source in March, 1996 when BRG acquired 1,000,000 shares of restricted stock at $0.10 a share. In May 1996, the 2,633,000 outstanding common shares were the subject of a 5 to 1 reverse split and the name of the Company was changed from Gem Source, Incorporated to Blue Ridge Energy, Inc. In June 1996, BRG acquired another 1,000,000 of restricted common stock from the company treasury for $0.05 a share, or $50,000.

                            BLUE RIDGE ENERGY, INC.
                         NOTES TO FINANCIAL STATEMENTS


As of September 30, 1999, there are 5,788,994 shares of common stock issued and outstanding. A total of 3,132,575 shares are held by BRG and the remainder of 2,656,419 shares are held by approximately 500 shareholders, 40 of which are original stockholders of the Company.

Advances from Related Parties

During 1998, the Company agreed with Blue Ridge Group, Inc. to acquire and develop oil and gas properties and drilling equipment in the Appalachian Basin of Kentucky. In order to facilitate the acquisition of these properties the Company advanced approximately $1,300,000, bearing interest at 12% per annum, to Blue Ridge Group, Inc. As of September 30, 1999 approximately $98,989 in interest had been earned under this arrangement and the entire balance had been repaid via the drilling of 10 gas wells and the purchase of drilling equipment.

Additionally, Blue Ridge Group, Inc. provides various management, administrative, accounting and geological services for the Company at a rate of $20,000 per month. Blue Ridge Energy also reimbursed Blue Ridge Group for direct costs paid on its behalf. As of September 30, 1999 and 1998, approximately $0 was due and payable to Blue Ridge Group under this arrangement.

4.       PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following at September 30, 1999 and 1998:

                                                  1999              1998
                                               -----------       ------------
         Oil and Gas Properties                $   883,381       $    514,620
         Drilling Rig and Equipment              2,101,484                ---
         Furniture and Fixtures                        364                364
                                               -----------       ------------
                                                 2,985,229            514,984
         Less Accumulated Depreciation              89,265                197
                                               -----------       ------------
                                               $ 2,895,964       $    514,787
                                               ===========       ============

Depreciation expense was $71,253 and $96 during the 9 months ended September 30, 1999 and 1998, respectively.

During the first quarter of 1999 the Company consummated the purchase of an Ingersoll Rand drilling rig and its ancillary equipment for approximately $1.35 million of which approximately $600 thousand was provided by long term debt. In June, 1999 the Company consummated the purchase of another Ingersoll Rand drilling rig from Blue Ridge Group for approximately $750 thousand.

5.       COMMITMENTS AND CONTINGENCIES

Commitments

The Company has agreed to automatically convert all shares of preferred stock outstanding effective as of the first day the Company's common stock is publicly traded on any exchange or over-the-counter, or June 30, 2000, whichever comes first.

                            BLUE RIDGE ENERGY, INC.
                         NOTES TO FINANCIAL STATEMENTS


Contingencies

The Company's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, the Company maintains general liability insurance coverage of approximately $10 million limited to $1 million per occurrence. The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

6.       STOCKHOLDERS' EQUITY

The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. As of September 30, 1999, the Company was authorized to issue 25,000,000 shares of stock -- 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

Common Stock

The Company was organized in November, 1994, as a Nevada corporation under the name of Gem Source, Incorporated (Gem Source) with an initial issuance of 1,000,000 shares of Common Stock with a par value of $0.001 per share. In 1995, Gem Source had an offering of 1,633,000 shares under Rule 504, an exemption under Regulation D from full registration with the SEC to bring the total outstanding shares of common stock to 2,633,000.

Blue Ridge Group, Inc. (BRG) acquired control of Gem Source in March, 1996, when BRG acquired 1,000,000 shares of restricted stock at $0.10 a share. In May 1996, the 2,633,000 outstanding common shares were the subject of a 5 to 1 reverse split resulting in outstanding shares of 526,600 with a par value of $0.005 per share. The name of the Company was also changed from Gem Source to Blue Ridge Energy, Inc. Additionally, in June 1996, BRG acquired another 1,000,000 of restricted common stock from the Company treasury for $0.05 a share, or $50,000 and options to purchase an additional 2,000,000 shares of restricted common stock at $0.05 per share. During February 1998, the Company granted warrants to BRG to purchase an additional 5,000,000 shares of restricted common stock at $0.05 per share.

During 1997, the Company's majority shareholder, Blue Ridge Group, Inc., exercised options to purchase 200,000 shares of the Company's common stock at $0.05 per share or $10,000. Subsequently, Blue Ridge Group, Inc.
distributed these shares of stock to investors in one of its partnerships.

During 1998, the Company's majority shareholder, Blue Ridge Group, Inc. exercised options to purchase 2,800,000 shares of the Company's common stock at $0.05 per share, or $140,000. Subsequently, Blue Ridge Group, Inc. distributed 889,425 of these shares to investors in several of its partnerships.

                            BLUE RIDGE ENERGY, INC.
                         NOTES TO FINANCIAL STATEMENTS


During 1998, the Company authorized the issuance of 1,000,000 shares of Common Stock Warrants ("Warrants") in conjunction with the sale of the Company's Series D Preferred Stock. One Warrant will be issued with each share of Series D Preferred Stock sold and will be exercisable to purchase Blue Ridge Energy, Inc. Common Stock at $1.00 per share between May 31, 1998 and May 31, 2003.

As of September 30, 1999, there were 533,712 Series D Warrants issued and outstanding, none of which had been exercised.

Series A Preferred Stock

During May 1996, the Company authorized the issuance and sale of 300,000 shares of Series A Preferred Stock ("Series A Stock") which has a par value of $0.001 per share, at $3.00 per share. The Series A Stock bears a 12% per annum dividend payable monthly. Each share of the Series A Stock was converted automatically into one (1) share of Common Stock effective September 30, 1998.

In the event of any liquidation, dissolution or winding up of the Company either voluntary or involuntary, the holders of Series A Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock the amount of $3.00 per share plus all unpaid dividends on such share of each share of Series A Stock then held by the shareholder.

In a Confidential Private Placement Memorandum dated July 25, 1996, the Company offered 300,000 shares of Series A Stock in exchange for partnership interests in Target Leasing, Ltd. I. The value assigned to the properties acquired of $154,810 in addition to net proceeds received of $122,881 resulted in total consideration received of $277,691. At June 30, 1999 and 1998 there were -0-and 297,746 shares of Series A Stock issued and outstanding, respectively.

Series B Preferred Stock

During 1996, the Company authorized the issuance and sale of 300,000 shares of Series B Preferred Stock ("Series B Stock") which has a par value of $0.001 per share, at $3.00 per share. The Series B Stock bears a 12% per annum dividend payable monthly. Each share of the Series B Stock was converted automatically into two (2) shares of Common Stock effective two years from issuance, whichever occurs first.

In the event of any liquidation, dissolution or winding up of the Company either voluntary or involuntary, the holders of Series B Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, but subordinate to the liquidation preference of the Series A Stock, the amount of $3.00 per share plus all unpaid dividends on such share of each share of Series B Stock then held by the shareholder.

At September 30, 1999 and 1998 there were -0- and 202,374 shares of Series B Stock issued and outstanding, respectively.

Series C Preferred Stock

During 1997, the Company authorized the issuance and sale of 400,00 shares of Series C Preferred Stock ("Series C Stock") which has a par value of $0.001 per share at $6.00 per share. The Series C Stock bears

                            BLUE RIDGE ENERGY, INC.
                         NOTES TO FINANCIAL STATEMENTS


a 12% per annum dividend payable monthly. Each share of the Series C Stock shall be converted automatically into two (2) shares of Common Stock effective when a registration statement for the Common Stock is filed with the SEC or two years from issuance, whichever occurs first.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series C Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, but subordinate to the liquidation preference of the Series A Stock and the Series B Stock, the amount of $6.00 per share plus all unpaid dividends on such share of each share of Series C Stock then held by the shareholder.

At September 30, 1999 and 1998, there were 18,138 and 169,450, shares of Series C Stock issued and outstanding, respectively.

Series D Preferred Stock

During 1998, the Company authorized the issuance and sale of 1,000,000 shares of Series D Preferred Stock ("Series D Stock") which has a par value of $0.001 per share at $5.00 per share. The Series D Stock bears a 12% per annum dividend payable monthly. In addition, the Company will issue one Common Stock Warrant exercisable to purchase one share of the Company's Common Stock for $1.00 with each share of Series D Stock sold. Each share of the Series D Stock shall be converted automatically into one (1) share of Common Stock effective when a registration statement for the Common Stock is filed with the SEC or two years from issuance, whichever occurs first.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series D Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, but subordinate to the liquidation preference of the Series A Stock, the Series B Stock and the Series C Stock, the amount of $5.00 per share plus all unpaid dividends on such share of each share of Series D Stock then held by the shareholder.

At September 30, 1999, there were 533,712 shares of Series D Stock issued and outstanding. The total amount received from the sale of this stock was $2,668,560 less expenses paid of $851,654.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

FINANCIAL OVERVIEW:

         Blue Ridge Energy, Inc. ("Blue Ridge") is an oil and gas exploration company incorporated in the state of Nevada with its home office in the Commonwealth of Kentucky and presently conducting operations in Texas and Kentucky. During March of 1996, Blue Ridge Group, Inc. ("Group") acquired a majority interest in the Common Stock of Blue Ridge with the express intent to develop it into a successful oil and gas exploration and development company. Blue Ridge's Common Stock is traded "over-the-counter" with "BREY" as its stock symbol.

         Blue Ridge is engaged in the exploration and development of oil and gas leases located primarily in Texas and Kentucky through one or more of the following activities: (i) acquisition of oil and gas leases, (ii) investment in partnerships sponsored by itself or affiliates; (iii) purchase of producing oil and gas properties, (iv) providing drilling services and (v) acquisition of oil and gas companies which own properties and/or production. Wells drilled and developed by Blue Ridge include both exploratory and development wells located primarily in Texas and Kentucky. The Company intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs, a provider of drilling services and as an independent producer of oil and gas.

         Since the middle of 1996, Blue Ridge has sponsored and invested in the private placement of ten (10) Limited Partnerships with subscriptions of approximately $12 million. Through these Limited Partnerships Blue Ridge has participated in and developed forty-one (41) oil and gas wells of which ten
(10) are producing oil wells; twelve (12) are producing gas wells; three (3) are dry holes and sixteen (16) are in progress.

         Blue Ridge has also directly participated in the acquisition and development of oil and gas leases with mixed results over the past three years. Due to a drastic downturn in oil prices at the end of 1997 and the beginning of 1998, Blue Ridge did not develop some of its acreage and the leases lapsed. This, combined with reductions in the valuation of some of Blue Ridge's other oil properties per its reserve reports caused Blue Ridge to record impairment losses on it oil and gas properties totaling $540 thousand during 1997 and 1998.

         During the latter half of 1998, Blue Ridge entered into an agreement with its majority shareholder, Blue Ridge Group, Inc., to acquire and develop interests in up to twenty-five oil and gas wells in the Appalachian Basin of Kentucky. Historically, development of wells in this area has averaged an 85% to 90% success rate with four to five year payouts. At September 30, 1999, eleven wells in this program had been drilled, all of which are expected to be completed as commercial gas producers.

         During 1998, management determined the Company could substantially increase its profitability by operating its own drilling rigs. Accordingly, in the first quarter of 1999, the Company consummated the purchase of an Ingersoll Rand drilling rig and its ancillary equipment for approximately $1.35 million of which $600 thousand was provided by long-term debt. In June, 1999 the Company purchased another Ingersoll Rand drilling rig, from Blue Ridge Group Inc., for $750 thousand.

         The Company has operated these rigs at an approximate break even level during the second and third quarters of 1999. This was due to anticipated start up costs in the Appalachian Basin of Kentucky. Presently, the Company has drilling commitments that should maintain these rigs at a fully operational basis through the end of 1999 and early 2000. Management anticipates that the Company should realize substantial operating profits from its drilling operations during the remainder of 1999.

         By September 30, 1999, Blue Ridge had total assets of $4.2 million, total liabilities of $917 thousand and shareholders' equity of $3.3 million. Blue Ridge's net income increased to $379 thousand during the first nine months of 1999 as compared to $154 thousand for the same period in 1998, Earnings per

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


common share, which take into account cash dividends paid on preferred stock increased to $0.03 per share during the first nine months of 1999 as compared to $0.00 during the same period in 1998. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

INCOME STATEMENT REVIEW:

Nine months ended September 30, 1999 and 1998:

         Blue Ridge's net income increased to $379 thousand during the first nine months of 1999 as compared to $154 thousand for the same period in 1998, Earnings per common share, which take into account cash dividends paid on preferred stock increased to $0.03 per share during the first nine months of 1999 as compared to $0.00 during the same period in 1998.

Operating Revenues:

         Operating revenues totaled $4.9 million during the nine months ended September 30, 1999, a 182.6% increase from the $1.7 million recorded during the nine months ended September 30, 1998, This increase was primarily related to an increased activity level in Blue Ridge's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 1999. As a result of this activity, Blue Ridge generated $4.4 million in turnkey contract sales and related fee income during the first nine months of 1999 as compared to $1.7 million during the first nine months of 1998, an increase of 156.6%. An additional $475 thousand in revenues were generated by the two drilling rigs purchased during 1999.

Direct Operating Costs:

         Direct operating costs totaled $3.8 million during the nine months ended September 30, 1999, a 183.6% increase from the $1.4 million experienced during the same period in 1998. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues previously discussed.

Other Operating Expenses:

         Other Operating Expenses increased 112.1% to $540 thousand during the first nine months of 1999 from the $254 thousand experienced during this period in 1998. This increase was primarily caused by an increase in marketing costs related to the increased activity level in sponsoring Limited Partnerships as previously discussed of 479% to $281 thousand in 1999 as compared to 1998. General and administrative costs decreased 9.0% to $187 thousand during the first nine months of 1999 as compared to $206 thousand during the same period in 1998 despite the increased activity levels. This reduction was accomplished by improved efficiencies resulting in fewer of these costs being associated with corporate activities and more being directly associated with operating activities. Depreciation and amortization expense increased from almost nothing in 1998 to $71 thousand in 1999 due to depreciation expenses associated with the two drilling rigs acquired in 1999.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Other Income (Expense):

         Other Income (Expense) decreased 85.2% to $14 thousand in 1999 from $92 thousand due to the lack of oil and gas lease sales in 1999 and reductions in interest income as funds were utilized for the purchase of two drilling rigs and development of oil and gas properties.

Three months ended September 30, 1999 and 1998:

         Blue Ridge's net income increased to $69 thousand during the third quarter of 1999 as compared to $21 thousand for the same period in 1998, Earnings per common share, which take into account cash dividends paid on preferred stock increased to $(0.00) per share during the third quarter of 1999 as compared to $(0.03) during the same period in 1998.

Operating Revenues:

         Operating revenues totaled $1.4 million during the three months ended September 30, 1999as compared to the $20 thousand recorded during the three months ended September 30, 1998, This increase was primarily related to an increased activity level in Blue Ridge's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 1999 as previously discussed and an additional $179 thousand in revenues generated by the two drilling rigs purchased during 1999.

Direct Operating Costs:

         Direct operating costs totaled $1.1 million during the three months ended September 30, 1999, as compared to the $20 thousand experienced during the same period in 1998. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues previously discussed.

Other Operating Expenses:

         Other Operating Expenses increased 161.0% to $192 thousand during the third quarter of 1999 from the $73 thousand experienced during this period in 1998 for the same reasons as discussed for the nine month periods.

Other Income (Expense):

         Other Income (Expense) decreased 107.7% to $(7) thousand in the third quarter of 1999 from $88 thousand due to the lack of oil and gas lease sales in 1999 and reductions in interest income as funds were utilized for the purchase of two drilling rigs and development of oil and gas properties.

BALANCE SHEET REVIEW:

Assets:

         Blue Ridge's current assets decreased 42.4% to $1.2 million at September 30, 1999 from $2.2 million at September 30, 1998. This decrease was primarily caused by the expenditure of funds for the purchase of

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


two drilling rigs and the development of oil and gas properties during 1999. The funds used for these capital expenditures were provided by (1) a $1.2 million reduction in advances to affiliates, (2) a $587 thousand increase in long-term debt and (3) $738 thousand in preferred stock sales. Blue Ridge's operations were the primary source of the 101% increase to $767 thousand in accounts receivable from oil and gas operations as well as the slight change in cash.

         Property and equipment increased 463% to $2.9 million at September 30, 1999 as compared to $515 thousand at September 30, 1998 due to the purchase of two drilling rigs and development of oil and gas properties as previously discussed.

Liabilities:

         Blue Ridge's current liabilities increased 181% to $149 thousand at September 30, 1999 from $53 thousand at September 30, 1999 as a natural result of Blue Ridge's increased operations.

         Effective January 1, 1996, Blue Ridge adopted provisions of the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the use of the "liability method" under which deferred tax assets and liabilities are recognized for their estimated future tax consequences. At September 30, 1999 and 1998 Blue Ridge had recognized deferred income tax liabilities of $251 thousand and $40 thousand, respectively as a result of this methodology.

         During 1999, Blue Ridge incurred $587 thousand of long-term debt associated with the purchase of the two drilling rigs previously discussed.

Stockholders' Equity:

         Total capital invested in Blue Ridge for Common and Preferred Stock increased 28.1% to $3.6 million at September 30, 1999 from $2.8 million at September 30, 1998, primarily as a result of the purchases of Preferred Stock by investors as previously discussed. Approximately, 642 thousand shares of Preferred Stock were converted into 983 thousand shares of Common Stock during 1998 and 1999 and Blue Ridge's majority shareholder, Blue Ridge Group, Inc. exercised options to purchase approximately 3.1 million shares of Common Stock for $152,500.

         Despite recording net income of $379 thousand, Blue Ridge's retained earnings declined 48% to an accumulated deficit of $348 thousand at September 30, 1999 from an accumulated deficit of $235 thousand at September 30, 1998 as the result of impairment losses taken during the fourth quarter of 1998, as previously discussed and the payment of approximately $525 thousand of cash dividends to Blue Ridge's Preferred Shareholders during 1998 and 1999.

CAPITAL RESOURCES AND LIQUIDITY:

         Both Blue Ridge's current ratio (current assets/current liabilities) and quick ratio (quick assets/quick liabilities) are the same, due to the quick nature of Blue Ridge's current assets and liabilities. As a result of Blue Ridge's equipment purchases and increased operating functions, at September 30, 1999 the current and quick ratios were 8.38 to 1, a decrease of 79.5% from
40.59 to 1 at September 30, 1998. Management

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


intends to maintain Blue Ridge's liquidity at levels designed to maximize Blue Ridge's flexibility in taking advantage of profitable opportunities as they arise while minimizing its cost of having adequate funds available for conducting its operations.

         During the two periods ended September 30, 1999 and 1998 Blue Ridge has relied upon net inflows of cash from equity transactions, supplemented by net inflows of cash generated by its operating activities to fund the purchase of assets and its expansion. Generally speaking, management intends to further growth with similar equity transactions and improved cash flow from operations. It is also possible that further expansion will be aided through the use of long-term debt transactions, both secured and unsecured.

                                    PART II
                               OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

            There are no legal proceedings pending against Blue Ridge Energy, Inc.

         ITEM 2.  CHANGES IN SECURITIES

            During the third quarter of 1999, the Company issued 127,500 shares of Series D Preferred Stock for a net consideration of $523,111 (net of brokerage commissions and legal expenses of approximately $114,000). These Preferred Securities were sold to 25 accredited investors using Regulation D, Rule 506 as an exemption from registration. See the notes to the accompanying condensed financial statements for a description of the terms of conversion or exercise of the securities and warrants.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

         ITEM 5.  OTHER INFORMATION

            None

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BLUE RIDGE ENERGY, INC.

Date        11/10/99                    By     /s/ J. THOMAS COOK, JR.
     -----------------------------          --------------------------------
                                                   J. Thomas Cook, Jr.
                                            Sr. Vice President-Finance & CFO

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  27            Financial Data Schedule