Form 10KSB40
period 1999-12-31
BLUE RIDGE ENERGY INC
filed 2000-03-30
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to __________

                         Commission file number 0-277443


                             BLUE RIDGE ENERGY, INC.
                 (Name of Small Business Issuer in Its Charter)

             NEVADA                                       61-1306702
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


632 ADAMS STREET, SUITE 710, BOWLING GREEN, KY                        42101
   (Address of Principal Executive Offices)                         (Zip Code)


                                 (270) 842-2421
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK PAR VALUE $.005 PER SHARE
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the part 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X           No

X Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

   State issuer's revenues for its most recent fiscal year. $5,870,649

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,371,890 as of March 24, 2000 based upon the closing price of the common stock on the OTC "Pink Sheets" on March 24, 2000 of $2.375 per share. As of March 24, 2000, the registrant had 5,814,794 shares of Common Stock, par value $0.005 per share, and 697,700 shares of Series D Preferred Stock, par value $0.001 per share, outstanding.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
         5,814,794 SHARES OF COMMON STOCK OUTSTANDING AT MARCH 25, 2000
           697,700 SHARES OF PREFERRED STOCK OUTSTANDING AT MARCH 25, 2000


                       DOCUMENTS INCORPORATED BY REFERENCE

   The following documents are incorporated by reference in this report: NONE

                                TABLE OF CONTENTS

                                     PART I

Item                                                                       Page
----                                                                       ----
1.   Description of Business.                                                3
2.   Description of Property                                                 5
3.   Legal Proceedings                                                       9
4.   Submission of Matters to a Vote of Security Holders                     9


                                 PART II

5.   Market For Common Equity and Related Stockholder Matters                9
6.   Management's Discussion and Analysis of Plan of Operation              10
7.   Financial Statements                                                   14
8.   Changes in and Disagreements With Accountants
     on Accounting and Financial Disclosure                                 14


                                PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
     Compliance With Section 16(a) of the Exchange Act                      15
10.  Executive Compensation                                                 16
11.  Security Ownership of Certain Beneficial Owners and Management         16
12.  Certain Relationships and Related Transactions                         17
13.  Exhibits and Reports on Form 8-K                                       19


                                     PART IV



SIGNATURES                                                                  19

EXHIBIT INDEX

                                     PART I

ITEM 1.  BUSINESS

GENERAL DESCRIPTION

    Blue Ridge Energy, Inc. ("BR Energy"), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated ("Gem Source"), and subsequently changed the name of the company to Blue Ridge Energy, Inc. in May 1996. BR Energy has offices at 632 Adams Street, Suite 710, Bowling Green, KY 42101.

    BR Energy is engaged in the oil and gas business primarily in Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil & gas drilling partnerships through which it raises funds for the drilling of oil and gas wells and participates for a 1% partnership interest as the managing general partner of the partnerships. BR Energy also owns two drilling rigs. These rigs are used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. The rigs are operated on behalf of BR Energy by an affiliate, Blue Ridge Group, Inc. ("BR Group").

    BR Energy also acquires direct working interest participation in oil and gas properties. The working interest participation include exploratory and development wells and include both operated and non-operated working interest participation. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs and as an independent producer of oil and gas.

COMPETITION, MARKETS AND REGULATIONS

    COMPETITION

    The oil and gas industry is highly competitive in all its phases. BR Energy encounters strong competition from other independent oil and gas producers. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Many of its competitors possess substantially greater financial resources, personnel and budgets that are substantially greater than ours which may affect our ability to compete with these companies in Kentucky, Texas, New Mexico or West Virginia.

    MARKETS

    The price obtainable for oil and gas production from BR Energy properties is affected by market factors beyond the control of the Company. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, and variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net revenues from BR Energy properties.

    From time to time, there may exist a surplus of gas or oil supplies, the effect of which may be to reduce the amount of hydrocarbons that BR Energy may produce and sell, while such oversupply exists. In recent years, initial steps have been taken to provide additional gas pipelines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

    REGULATIONS

    ENVIRONMENTAL REGULATION

    The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment by the oil and gas industry. These laws and regulations may require the acquisition of permits by oil and gas operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from operations, particularly operations near or in onshore and offshore waters or on submerged lands. These laws and regulations may also increase the costs of routine drilling and operation of wells. Because these laws and regulations change frequently, the costs to BR Energy of compliance with existing and future environmental regulations cannot be predicted.

    FEDERAL REGULATION OF NATURAL GAS

    The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a summary of the principal statutes, regulations and orders that may affect the production and sale of natural gas from BR Energy properties.

    FERC ORDERS

    Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.

    FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resell the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

    It is not anticipated that the marketability of and price obtainable for natural gas production from BR Energy's properties will be significantly affected by FERC Order No. 500. Gas produced from BR Energy's properties normally will be sold to intermediaries who have entered into transportation arrangements with pipeline companies. These intermediaries will accumulate gas purchased from a number of producers and sell the gas to end-users through open access pipeline transportation.

    STATE REGULATIONS

    Production of any oil and gas from BR Energy's properties is affected by state regulations. States in which BR Energy operates have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

    OPERATING HAZARDS AND INSURANCE

    The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to BR Energy due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

    In accordance with customary industry practice, we maintain insurance against some, but not all, of the risks described above. However, there can be no assurance that any insurance obtained by us will be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations.

    EMPLOYEES

    On December 31, 2000, BR Energy had no employees due to its management contract by BR Energy's majority shareholder, BR Group. BR Energy pays BR Group $20,000 per month as a management fee for administrative and overhead expenses which includes geological, engineering, drilling, accounting and administrative services. From time to time BR Energy also uses a series of independent consultants and contractors to perform various professional services, particularly in the areas of geology and petroleum engineering. The fee has been determined on a proportional basis because specific identification of expenses is not practicable. Management believes that this cost allocation is reasonable.

ITEM 2.  PROPERTIES

    As of December 31, 1999, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 43 wells, of which 29 are presently productive, located in Kentucky, Texas , West Virginia and New Mexico.

The following table summarizes by acquisition BR Energy's reserves and gross and net interests in producing oil and gas wells as of December 31, 1999. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

                                      GROSS WELLS             NET WELLS                RESERVES
                                      -----------             ---------                --------
        GEOGRAPHIC AREA           OIL          GAS         OIL         GAS         OIL           GAS
        ---------------           ---          ---         ---         ---         ---           ---
                                                                                  (BBLS)         (MCF)

         New Mexico               1.00         0.00        0.67        0.00      17,963         18,000

         Texas                    1.00         4.00        1.00        1.31       3,611         69,000

         Kentucky                 0.00        18.00        0.00        4.82           0        731,977

         West Virginia            0.00         6.00        0.00        0.41           0              0
                                  ----        -----        ----        ----      ------        -------

                 Totals           2.00        28.00        1.67        6.54      21,574        818,977
                                  ====        =====        ====        ====      ======        =======


KEY PROPERTIES:

      The working interest owned by BR Energy either directly or indirectly through the oil and gas partnerships is owned jointly with other working interest partners and is subject to various royalty and overriding royalty interests which generally range in total to between 20% - 30% on each property. Management does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of the properties or materially interfere with their use.

    The following are the primary properties held by BR Energy as of December 31, 1999:

    HOMESTAKE #1: The Homestake #1 oil well is a development well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 which is a 50.2% Net Revenue Interest.

    HARLAN/BIG SANDY PROSPECTS: Since December 31, 1998 BR Energy has embarked on an Appalachian Basin twenty-five (25) development well drilling program in Bell, Knox and Harlan counties of Kentucky. As of December 31, 1999, eighteen
(18) wells have been drilled. Of the eighteen (18), seven (7) are currently in production and selling gas, the remaining eleven (11) have been drilled and are in various stages of completion. These wells account for 74% of the total value of BR Energy's reserves as of December 31, 1999 with no single well being a majority of the reserve value attributed thereto. BR energy owns varying Working Interests in these wells ranging from 25% to 30.25% of the working Interest with Net Revenue Interests ranging from 18.75% to 22.69% in each well. Four (4) of the gas wells in the completion phase are in an area in Harlan County, Kentucky where local utilities have not hooked into the gas pipeline as scheduled by the gas purchaser. The date on which gas sales are anticipated from these four (4) wells is uncertain.

    KEEGAN GIBSON #1: The Keegan Gibson #1 oil well is a development well located in Smith, County, Texas and accounts for 3% of the total value of BR Energy's reserves as of December 31, 1999. In December of 1999 BR Energy increased its ownership in this well to 100% of the Working Interest which is a 75% Net Revenue Interest.

    AMEND #1 & CATOR #1: The Amend #1 and Cator #1 wells are development wells located in Sherman County, Texas and account for 4% of the total value of BR Energy's reserves as of December 31, 1999. In December 0f 1999, BR Energy purchased 100% of the Working Interest which is a 75% Net Revenue Interest in these two wells.

    MACK PIERCE #1: During 1999, BR Energy acquired an interest in the Mack Pierce #1 well in Wharton County, Texas which began drilling in December, 1999, was determined commercially productive, and will be completed and put into production during the first quarter of 2000. BR Energy owns 18.67% of the Working Interest in the Mack Pierce #1 which is a 14.00% Net Revenue Interest. Since the well had not been completely drilled and evaluated as of December 31, 1999, no reserves attributable to this well were included in BR Energy's reserve valuations.

    SHELBY COUNTY, TEXAS: At the end of 1999, BR Energy acquired an interest in one (1) development well in Shelby County, Texas which is scheduled to begin drilling during the first quarter of 2000.

    MINGO AND WYOMING COUNTIES, WEST VIRGINIA: At the end of 1999, BR Energy acquired an interest in five (5) development wells in Mingo and Wyoming Counties, West Virginia. Drilling activities for these wells began in December, 1999.

    DRILLING RIGS: During 1999, the Company acquired two drilling rigs and ancillary equipment. Rig #4 is a 1999 Ingersoll Rand RD-20 which is capable of drilling 5,000 feet and Rig #2 which is an Ingersoll Rand TR-4 acquired from BR Group is capable of drilling 3,000 feet. The drilling rigs are managed by BR Group on behalf of BR Energy and are used to drill wells for oil and gas partnerships sponsored by BR Energy as well as on a contract basis for other third parties.

TITLE TO PROPERTIES

     In the normal course of business, the operator of each lease has the responsibility of examining the title on behalf of all working interest partners. Title to substantially all significant producing properties of BR Energy has been examined by various attorneys. The properties are subject to royalty, overriding royalty and other interests customary in the industry.

PRODUCTION AND SALES PRICE

    The following table summarizes the sales volumes of BR Energy's net oil and gas production expressed in barrels of oil. Equivalent barrels of oil are obtained by converting gas to oil on the basis of their relative energy content; Six thousand cubic feet of gas equals one barrel of oil.

                                         NET PRODUCTION    NET PRODUCTION    NET PRODUCTION
                                          FOR THE YEAR      FOR THE YEAR     FOR THE YEAR
                                            12/31/99          12/31/98         12/31/97
                                         --------------    --------------    --------------

Net Volumes (Equivalent Barrel)               3,238            2,051            1,414

Average Sales Price per
   Equivalent Barrel                         $18.60           $13.41           $20.00

Average Production Cost
   per Equivalent Barrel
   (includes production taxes)               $ 5.48           $13.27           $11.72

    The Average Production Costs per Equivalent Barrel represents the Lease Operating Expenses divided by the Net Volumes in equivalent barrels. Lease Operating Expenses includes normal operating costs such as pumper fees, operator overhead fees, electric costs, pump repair costs, chemicals, pulling unit costs, production taxes, etc. The 1998 amount of $13.41 is higher than the average costs used in the calculation of the Standardized Measure of Discounted Future Net Cash Flows because the 1998 year included significant workover costs (pulling units and pump repairs) related to the Blue Ridge Energy Production Fund Wells. These workover costs will not be incurred again in future years due to the abandonment of those wells.

NET PROVED OIL AND GAS RESERVES

    Presented below are the estimates of BR Energy's proved reserves as of December 31, 1999, 1998 and 1997. All of BR Energy's proved reserves are located in the United States.

                                               DECEMBER 31,                 DECEMBER 31,                  DECEMBER 31,
                                                  1999                          1998                          1997
                                                          NATURAL                     NATURAL                       NATURAL
                                            OIL            GAS             OIL          GAS              OIL          GAS
                                            ---            ---             ---          ---              ---          ---
                                           (BBLS)         (MCF)           (BBLS)       (MCF)            (BBLS)       (MCF)
Proved developed reserves at end of year:

Balance at beginning of year               58,037        12,850            2,236            0            1,005        40,005
Extensions, discoveries
   and other additions                        ---       734,840           44,067           --            1,076            --
Revisions of previous estimates           (37,475)        5,150              ---        4,000             (989)      (40,000)
Purchases of minerals in place              3,564        70,252           13,452       10,850              580           ---
Production                                 (2,552)       (4,115)          (1,718)      (2,000)          (1,414)           (5)
                                         --------      --------         --------     --------         --------      --------
Balance at end of year                     21,574       818,977           58,037       12,850            2,236             0
                                         ========      ========         ========     ========         ========      ========

    BBLS - Barrels of Oil MMCF - Million cubic feet of gas

    In estimating the oil and natural gas reserves, BR Energy, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1998 and 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price BR Energy reasonably expects to receive.

    Future prices received for the sale of BR Energy's product may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the SEC.

DRILLING ACTIVITIES

                                                       Oil Wells                                 Gas Wells
                                         --------------------------------------   ----------------------------------
                                           1999          1998          1997         1999          1998          1997
                                         --------      --------      --------     --------      --------      ------
Exploratory Wells                          ---           ---          ---          ---            ---            2
Development Wells                          ---            2            8            19             3            ---
     Total Wells                           ---            2            8            19             3             2


ITEM 3.  LEGAL PROCEEDINGS

Neither BR Energy nor any of its properties is subject to any material pending legal proceedings. From time to time BR Energy may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

    The Common Stock of BR Energy is traded on the OTC with "BREY" as its stock symbol. The range of high and low bid information as quoted by bigcharts.com for each quarter since January 1, 1997 is as follows:

                                             HIGH BID              LOW BID
                                             --------              -------
            March 31, 1997                  No Activity         No Activity
            June 30, 1997                   No Activity         No Activity
            September 30, 1997              No Activity         No Activity
            December 31, 1997               No Activity         No Activity
            March 31, 1998                  No Activity         No Activity
            June 30, 1998                   $      1.75         $      .125
            September 30, 1998              $      1.375        $    1.0625
            December 31, 1998               $      1.0312       $    0.4062
            March 31, 1999                  $      0.50         $    0.4062
            June 30, 1999                   $      3.50         $      2.25
            September 30, 1999              $      4.00         $      2.00
            December 31, 1999               $      2.50         $      2.25

    There was no public market activity in the BR Energy common stock from January 1, 1997 until May 7, 1998. The only common stock transactions during this period were private purchases of the Company's common stock by BR Group.

    These quotations reflect inter dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

    The Preferred Stock of BR Energy is not traded on any exchange and there is no trading market for the BR Energy Preferred Stock.

DIVIDEND INFORMATION

    No cash dividends have been declared or paid on BR Energy's Common Stock since BR Energy's inception. BR Energy does not plan to pay cash dividends in the future. BR Energy's dividend policy will be subject to any restrictions placed on it in connection with any debt offering or significant long-term borrowing.

    BR Energy's Preferred Stock entitles all holders to receive dividends of 12% per annum, payable monthly, based upon the total number of shares outstanding. BR Energy has paid cash dividends on its Preferred Stock as follows:

             1999                      1998                       1997
         ------------              ------------               --------
         $ 313,114                 $ 336,448                  $ 231,447

    BR Energy has not paid, nor does it intend to pay, cash dividends on our common stock in the forseeable future. We intend to retain earnings, if any, for the future operation and development of our business.

SHAREHOLDER INFORMATION

    As of December 31, 1999, there are approximately 490 shareholders of BR Energy's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF
         FINANCIAL CONDITION

     The following discussion is intended to assist in an understanding of BR Energy's financial position and results of operations for each year of the three year period ended December 31, 1999. The Financial Statements and the notes thereto which follow contain detailed information that should be referred to in conjunction with the following discussion.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
   REFORM ACT OF 1995:

Statements, other than historical facts, contained in this report on Form 10KSB, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and

Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas; and we can give no assurance that our estimates and expectations will be realized. Important factors that would cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of our success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and foreign countries in which we may operate, if any; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10KSB.

FINANCIAL OVERVIEW

    Blue Ridge Energy, Inc. (BR Energy), is a publicly traded, independent oil and gas company engaged in the drilling, exploration, development and production of oil and gas properties in Texas, Kentucky, West Virginia and New Mexico. BR Energy has an interest in 42 wells and owns two drilling rigs, which are used to drill oil and gas wells for joint ventures and limited partnerships sponsored by it and for other non-affiliated oil and gas companies.

     Historically, BR Energy has grown through drilling with joint ventures and limited partnerships it has sponsored. While BR Energy will continue to sponsor joint ventures and limited partnerships in the future, it will complement those programs with the expansion of its oil and gas reserves through acquisitions and greater participation in oil and gas properties.

     To accomplish these expanded goals it has recently appointed Ed Stillie as President with a mandate to grow BR Energy through parallel courses of increasing the reserves and production through acquisitions and exploratory programs and expanding our sponsorship of industry and limited partnership drilling programs.

RESULTS OF OPERATIONS

Net income was $153,000 in 1999 compared to $48,000 in 1998, and a net loss of $89,000 in 1997. On a per share basis, which takes into account cash dividends paid on preferred stock, BR Energy had a net loss of $0.03 per share in 1999 as compared to a net loss of $0.09 per share in 1998 and a net loss of $0.20 per share in 1997.

    OPERATING REVENUES

    Operating revenues totaled $5,900,000 in 1999; a 181% increase from the $2,100,000 in 1998 which was a 29.7% decrease from the $3,000,000 recorded in 1997. Turnkey drilling contract sales included in operating revenues were $4,634,000 in 1999 as compared to $1,743,000 in 1998 and $2,616,843 for 1997.
Oil and gas sales included in operating revenues were $60,226 for 1999 as compared to $27,501 for 1998 and $28,277 for 1997. Operating revenues also includes fees earned from the sponsoring of oil and gas drilling partnership in the form of management fees, syndication fees, and other reimbursed costs. These fees included in operating revenues totaled $383,895 in 1999 as compared to $ $316,978 for 1998 and $325,791 for 1997. BR Energy also acquired two (2) drilling rigs in 1999 which generated revenues of $792,000 for 1999 versus no such revenues in 1998 or 1997.

    The increase in operating revenues in 1999 from 1998 was caused by an improved demand for limited partnership interests generated from an increased marketing effort and an improved pricing structure for oil and gas. The decrease in operating revenues in 1998 from 1997 was directly related to lower sales of BR Energy's sponsored oil and gas drilling partnerships during 1998. In the opinion of BR Energy, the sale of oil and gas drilling partnership interests was hampered by low prices for oil and gas during much of 1998.

    Production from BR Energy's oil and gas activities continued to increase in 1999 from 1998 despite the abandonment of eight (8) oil wells for economic reasons. Increased production in 1998, from that of 1997, from BR Energy's oil and gas activities was negated by a sharp decline in oil prices in the early portion of 1998 thereby causing oil and gas revenues to remain essentially unchanged.

    DIRECT OPERATING COSTS

    Direct operating costs totaled $4,300,000 in 1999, a 207% increase from the total of $1,400,000 in 1998, which was a 35.1% decrease from the $2,200,000 incurred in 1997. Direct operating costs are the turnkey drilling contract costs for the drilling, completion, and equipping of oil and gas wells. The increase in these costs for 1999 are a result of increased activity levels previously discussed as well as the addition of $709,000 in drilling rig operation costs; while the decrease during 1998 was a result of lower oil and gas prices causing a reduction in drilling funds raised during 1998 and correspondingly resulted in reduced drilling costs.

    OTHER OPERATING EXPENSES

    Other operating expenses increased 96.9% to $1,290,000 from $655,000 in 1998 which was a decrease of 23.3% from the $854,000 experienced in 1997 primarily as a result of concurrent variations in the marketing efforts in the marketing of BR Energy's Limited Partnerships as previously discussed. Additionally, a 112% increase in General and Administrative costs to $354,000 in 1999 as compared to $166,000 in 1998 was directly caused by legal and professional fees incurred in satisfying SEC reporting requirements . The decrease in 1998 from $293,000 in 1997 was caused by fewer of these costs being associated with corporate activities and more being directly associated with operating activities. General and administration costs during all three years consisted primarily of management fees paid to BR Group and legal and professional fees.

    Depreciation, depletion and amortization continued increasing to $117,695 in 1999 from $17,978 in 1998 and from $118 in 1997. These increases are primarily related to the purchase of drilling rigs and oilfield service equipment in 1999 and 1998.

    OTHER INCOME (EXPENSE)

    Other income (expense) decreased to $1,669 in 1999 as compared to $95,000 in 1998 as interest income dropped and interest expense increased with the utilization of BR Energy's cash in the acquisition of oil and gas properties and drilling equipment. The increase in 1998 from $3,000 in 1997 was a result of interest income generated by the funds received from BR Energy's preferred stock offering.

    INCOME TAXES

    BR Energy provided for Federal and state income tax expense (benefit) of $86,000, $25,000, and ($41,000) in

1999, 1998 and 1997, respectively. These provisions represent effective tax rates of 35% in each of those years. In 1999, 1998 and 1997, BR Energy had tax deductions for Intangible Drilling Costs resulting in tax credits of $162,000 $100,000 and $89,000, respectively. These tax credits were utilized, whenever possible, in order to reduce the cash impact of the income taxes.

    A valuation allowance for BR Energy's deferred tax asset of $35,442 in 1998 (see note 8 to the accompanying audited financial statements) was not provided due to existing taxable temporary differences sufficient to offset the net operating loss ("NOL") carryforward. At December 31, 1999 the Company had $35,000 of its NOL remaining to reduce its future taxable net income.

BALANCE SHEET REVIEW

    ASSETS

    BR Energy's current assets decreased 49% to $1,200,000 at the end of 1999 from $2,300,000 at the end of 1998. The decrease in 1999 was caused by the purchase of oil and gas properties and drilling equipment, as previously discussed. These purchases were the primary cause of a 57% decrease in advances to BR Group of $627,000 at the end of 1999 as compared to $1,470,000 at the end of 1998. These interest bearing, unsecured advances were made to BR Group in order to facilitate; (1) the acquisition and development of oil and gas properties in the Appalachian Basin, (2) to purchase a new Ingersoll Rand RD20 rig and a TR4 drilling rig and ancillary equipment and (3) improved interest income from available funds. Such advances were paid in full by June of 1999 and the balances at December 31, 1999 represent temporary balances incurred in normal daily business as properties are developed. BR Energy's property purchases were the primary cause of the 72% decrease in cash to $131,000 and its daily operations were cause of the 18% increase in accounts receivable from managed limited partnerships, trade and other accounts receivable at the end of 1999 as compared to the end of 1998.

    Property and equipment increased 488% to $3,200,000 at the end of 1999 as compared to $540,000 at the end of 1998 due to the property and equipment acquisitions previously discussed.

    Other assets decreased 92% to $10,000 at the end of 1999 from $150,000 at the end of 1998 primarily as a result of the application of deposits made for the purchase of the drilling rigs and ancillary equipment previously mentioned.

    LIABILITIES

    BR Energy's current liabilities decreased 61% to $201,000 at year-end 1999 from $520,000 at the end of 1998 as a result of BR Energy's fulfilling its turnkey drilling commitments during normal operations and the payment various short term promissory notes to limited partner investors.

    BR Energy adopted provisions of the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (required for fiscal years beginning after December 15,1992) which requires the use of the "liability" method under which deferred tax assets and liabilities are recognized for their estimated future tax consequences. The tax effect of significant temporary differences representing these net deferred taxes was $86,000 and $24,000 at December 31, 1999 and December 31, 1998, respectively. For further information regarding income taxes, see Note 8 of the Financial Statements.

    During 1999, BR Energy entered into various long-term notes payable, secured by drilling equipment, in order to purchase drilling equipment. The balance due under these notes at December 31, 1999 is approximately $529,000.

STOCKHOLDERS' EQUITY

    Total capital invested in BR Energy for Common and Preferred Stock increased 45% to $4,200,000 at year-end 1999 from $2,900,000 at the end of 1998 as a result of the purchases of 369,250 shares of Series D. Preferred Stock by investors as previously discussed. Approximately 667,970 shares of Preferred Stock were converted into 1,038,194 shares of Common Stock during 1999 and 1998. BR Energy's majority shareholder, BR Group exercised options to purchase 2,800,000 shares of Common Stock in 1998. For further information regarding the capital structure of BR Energy, see Note 10 of the Financial Statements.

    Despite recording net income of $153,000, BR Energy's retained earnings declined 45% to an accumulated deficit of $648,000 at December 31, 1999 from an accumulated deficit of $448,000 at December 31, 1998 as the result of the payment of cash dividends totaling $313,000 to BR Energy's Preferred Shareholders during the year, 1999.

CAPITAL RESOURCES AND LIQUIDITY

    BR Energy's current ratio (current assets / current liabilities) was 5.82 to 1 in 1999 and 4.44 to 1 in 1998. Such calculations include the accounts receivable from managed oil and gas drilling partnerships ($337,000 in 1999 and $248,000 in 1998) and advances to related parties ($627,000 in 1999 and $1,467,000 in 1998). The change in the current ratio from 1999 to 1998 was due primarily to contributed capital from the sale of Preferred Stock combined with borrowing proceeds more than offsetting funds used in the acquisition of oil and gas properties and drilling equipment.

     BR Energy's primary source of cash in 1999 was derived from the sale of oil and gas limited partnerships, equity and the operation of oil and gas properties. Without these sources of cash BR Energy would not have adequate sources of cash for its operations. While BR Energy expects that its revenue sources will not significantly change in 2000, BR Energy will be increasing its emphasis on drilling and developing oil and gas properties in order to increase its revenue from oil and gas production.

    During the two years ended December 31, 1999 and December 31, 1998, BR Energy has relied upon net inflows of cash from the sale of equity, supplemented by net inflows of cash generated by its operating activities to fund the purchase of assets and its expansion. Generally speaking, management intends to fund further growth with similar equity transactions and improved cash flows from operations.

    As of December 31, 1999, the Company had sufficient cash to satisfy its operating needs for a period of 90 days or longer. The Company plans to continue funding its operating needs by sponsoring 3 to 5 limited partnership oil and gas drilling programs a year.

ITEM 7.  FINANCIAL STATEMENTS

     The response to this item is set forth herein in a separate section of this Report, beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

    None

                               PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    Set forth below is certain information as of December 31, 1999 regarding the directors and executive officers of BR Energy. These individuals are not employed directly by BR Energy. Their compensation is included under a management agreement with BR Group as more fully discussed on page 19.

                        DIRECTORS AND EXECUTIVE OFFICERS

                                               POSITION(S) WITH
          NAME                 AGE       BR ENERGY AND OTHER COMPANIES
          ----                 ---       -----------------------------

          Robert D. Burr       54       Chairman of the Board of BR Energy,
                                        President and Chief Executive Officer

          J. Thomas Cook Jr.   47       Director of BR Energy, Senior Vice
                                        President- Finance and Chief Financial
                                        Officer

          Gregory B. Shea      37       Director of BR Energy; Senior Vice
                                        President-Operations

ROBERT D. BURR, age 54, Bowling Green, Kentucky, has been Chairman of the Board, President and Chief Executive Officer of BR Energy since May, 1996. A native of Port Arthur, Texas, Mr. Burr attended McNeese State College, Lake Charles, Louisiana. He has been active for over 20 years in the oil and gas business with a myriad of companies. He has been the Chairman of the Board, President and Chief Executive Officer of BR Group, since August 1993.

J. THOMAS COOK, JR., age 47, Bowling Green, Kentucky, has been Sr. Vice President, Finance and a Director of BR Energy since May 1996. Mr. Cook also serves as Secretary and Treasurer of BR Energy. He is an accountant by training, and a graduate of Stephen F. Austin State University, Nacogdoches, Texas. From 1983 to 1989, he was Vice President, Finance and Treasurer of the Shanley Corp., Dallas, Texas, a publicly owned oil and gas exploration company. From 1990 through 1994, he served in various financial capacities for a group of Florida based companies with interests in Caribbean resorts, stores, and manufacturer of bath products. Since June 1, 1995, he has been a Director and the Vice-President
- Finance and Chief Financial Officer of BR Group. In 1997, Mr. Cook became the brother-in-law of Mr. Burr.

GREGORY B. SHEA. age 37, Bowling Green, Kentucky, has been a Director and Senior Vice President- Operations of BR Energy since August, 1999. Mr. Shea has been President of Blue Ridge Builders, Inc. a residential/commercial builder in Bowling Green, Kentucky and a majority-owned subsidiary of BR Group since November 1994 and he was elected a Director of BR Group in February, 1995. Since that time, Mr. Shea has managed BR Group's Kentucky drilling and field operations. He is a native of Plano, Texas. Between 1981 and 1986, he attended the University of North Texas. Mr. Shea is a son-in-law of Mr. Burr.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires BR Energy's officers and directors and persons who own more than 10% of a registered class of BR Energy's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish BR Energy with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to BR Energy or written representations that no other reports were required, BR Energy believes that during the 1999 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been complied with.

ITEM 10.  EXECUTIVE COMPENSATION

    The following compensation was paid directly to the executives of BR Energy during the years ended December 31, 1999, 1998 and 1997:

NAME AND        YEAR             ANNUAL COMPENSATION                         LONG-TERM COMPENSATION              ALL OTHER
 PRINCIPAL
 POSITION
                                                                            AWARDS                 PAYOUTS      COMPENSATION

                          SALARY     BONUS    OTHER ANNUAL      RESTRICTED          SECURITIES       LTIP            ($)
                           ($)        ($)     COMPENSATION      STOCK AWARDS        UNDERLYING      PAYOUTS
                                                  ($)              ($)              OPTIONS/SAR'S     ($)
Robert D.       1999      $  0    $      0        $  0             $  0                  0             $ 0         $ 0
    Burr        1998      $  0    $ 25,000        $  0             $  0                  0             $ 0         $ 0
                1997      $  0    $      0        $  0             $  0                  0             $ 0         $ 0
J. Thomas       1999      $  0    $      0        $  0             $  0                  0             $ 0         $ 0
  Cook, Jr.     1998      $  0    $      0        $  0             $  0                  0             $ 0         $ 0
                1997      $  0    $      0        $  0             $  0                  0             $ 0         $ 0
Gregory B.      1999      $  0    $      0        $  0             $  0                  0             $ 0         $ 0
    Shea        1998      $  0    $      0        $  0             $  0                  0             $ 0         $ 0
                1997      $  0    $      0        $  0             $  0                  0             $ 0         $ 0



ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth each stockholder who is known to the Company to be the beneficial owner of more than 5% of the common stock of the Company at December 31, 1999.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

TITLE OF CLASS              NAME AND ADDRESS OF                             AMOUNT AND NATURE OF              PERCENT OF CLASS
--------------              BENEFICIAL OWNER                                BENEFICIAL OWNER                  ----------------
                            ----------------                                ----------------

  Common stock              Robert D. Burr                                    1,943,393 (1)                       19.1%
                            632 Adams Street - Suite 710


                            Bowling Green, KY  42101

  Common stock              Russell Vera                                      1,943,393 (2)                       19.1%
                            632 Adams Street - Suite 110
                            Bowling Green, KY  42101

(1) Mr. Burr's beneficial ownership is attributable to his trust's ownership of 26.27% of BR Group which owns 72.7% of BR Energy. Included in this table are warrants held by BR Group to purchase 4,000,000 shares of BR Energy at $0.05 per share. Said warrants expire March 31, 2003.

(2) Mr. Vera's beneficial ownership is attributable to his trust's ownership of 26.27% of BR Group which owns 72.7% of BR Energy. Included in this table are warrants held by BR Group to purchase 4,000,000 shares of BR Energy. Said warrants expire March 31, 2003.

(3) Mr. Burr and Mr. Vera (Mr. Burr's son-in-law) have disclaimed beneficial interest in each others respective shares.

The table below sets forth the beneficial stock ownership of all directors and officers of BR Energy as of December 31, 1999.


 TITLE OF CLASS            NAME AND ADDRESS OF                 AMOUNT AND NATURE OF          PERCENT OF CLASS
 --------------            BENEFICIAL OWNER                    BENEFICIAL OWNER              ----------------
                           ----------------                    ----------------


  Common stock             Robert D. Burr, President               1,943,393(1)                  19.1%

  Common stock             All Directors and Officers as a         1,943,393                     19.1%
                           group (3 persons)

(1) Mr. Burr's beneficial ownership is attributable to his trust's ownership of 26.27% of BR Group which in turn owns 72.7% of BR Energy. Included in this table are warrants held by BR Group to purchase and additional 4,000,000 shares of BR Energy at $0.05 a share. Said warrants expire on March 31, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       BR Group owns approximately 53.9% of the Common Stock of BR Energy as of December 31, 1999. BR Energy has entered into several transactions with BR Group as follows.

       STOCK TRANSACTIONS

       In March 1996, BR Group acquired 1,000,000 shares of BR Energy's common stock from BR Energy for $0.10 a share, or $100,000. In June 1996, after a five to one share reverse stock split BR Group acquired another 1,000,000 shares of common stock from BR Energy for $0.05 per share, or $50,000 and warrants to purchase an additional 2,000,000 shares of common stock at $0.05 per share. During February 1998 BR Energy granted warrants to BR Group to purchase an additional 5,000,000 shares of restricted common stock at $0.05 per share.

        In June 1997, BR Group exercised warrants to purchase 200,000 restricted shares of BR Energy's common stock. In June 1998, BR Group exercised warrants to purchase 2,800,000 restricted shares of BR Energy's common stock. At December 31, 1999, BR Group owned warrants to purchase an additional 4,000,000 shares of common stock at $0.05 per share.

        In October, 1996, the Smackover/Woodbine I Joint Venture sponsored by BR Energy, and the West Currie Joint Venture sponsored by an affiliate, agreed to purchase 117,500 shares of BR Energy Series B Preferred Stock at $3.00 per share. As of December 31, 1998, 117,500 shares of Series B Preferred Stock had been issued under this arrangement. These Series B Preferred shares were exchanged for 235,000 shares of BR Energy Common shares during 1998.

        LOANS FROM BR GROUP

        During 1996, BR Group loaned $126,000 to BR Energy for the purchase of a working interest in a gas well in Vermillion Parish, Louisiana. This loan was repaid during the first quarter of 1997.

        During 1997, BR Energy purchased for $250,000 the JW Harris #1C oil well Frio County, Texas from two shareholders of BR Group. The shareholders were the Longhorn Trust and the Argyle Trust, which were Trusts established under Kentucky law for the benefit of the families of Robert Burr and Russell Vera respectively. Russell Vera is a son-in-law of Robert Burr. Subsequent to this purchase, the well's performance deteriorated significantly and the selling parties agreed to buy the well back from BR Energy of the original purchase price of $250,000. This $250,000 was paid in March, 1998.

        During 1998, BR Energy agreed to acquire drilling equipment and acquire and develop oil and gas properties in the Appalachian Basin of Kentucky with BR Group. In order to facilitate the acquisition of these properties and equipment, BR Energy loaned approximately $1,300,000, bearing interest at 12% per annum, to BR Group. As of December 31, 1999, approximately $98,989 in interest had been earned under this arrangement and the entire balance had been repaid via BR Group's drilling of 10 gas wells located in various counties in eastern Kentucky for BR Energy and the sale of a drilling rig and ancillary drilling equipment to BR Energy.

        CONTRACTUAL AGREEMENTS

        Since June of 1996, BR Energy has entered into turnkey drilling contracts with BR Group for the acquisition, drilling, completing and equipping of oil and gas wells for BR Energy and the nine (9) oil and gas drilling partnerships that BR Energy has sponsored. A summary of the amounts involved in these contracts is as follows:

        Year Ended          December 31, 1996   $ 1,308,070
        Year Ended          December 31, 1997   $ 2,227,560
        Year Ended          December 31, 1998   $ 1,428,382
        Year Ended          December 31, 1999   $ 3,616,100

        The terms of the contracts or transactions that the Company entered into with BR Group were on terms that were no more favorable than those obtained from unaffiliated parties.

        Additionally, BR Group provides various management, administrative, accounting and geological services for BR Energy for a fee of $20,000 per month.

        During 1999 and 1998, the BR Energy had no significant customers or suppliers, other than its major stockholder, (BR Group) who could individually have a significant adverse effect on the Company's operations. See Note 4 to BR Energy's Financial Statements, included herein, for additional information.

        BR Energy has an affiliated broker dealer, Ridgemont Securities, Inc., that raises the majority of BR Energy's funds through private placement offerings for oil and gas wells and the issuance of preferred stock for which BR Energy pays Ridgemont Securities various fees and commissions.


                                     PART IV

ITEM 13  EXHIBITS AND REPORTS ON FORM 8K

    23.1 Consent of Independent Consulting Engineer (R. A. Lenser & Associates)
    23.2 Consent of Independent Consulting Engineer (Wright & Company)
    23.3 Consent of Independent Auditors

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Blue Ridge Energy, Inc. Registrant

    Date: March 30, 2000           By: /s/ J. THOMAS COOK, JR.
                                   --------------------------------------------
                                   Director, Senior Vice President-Finance and
                                   Chief Financial Officer



EXHIBIT INDEX

    23.1 Consent of Independent Consulting Engineer (R. A. Lenser & Associates)
    23.2 Consent of Independent Consulting Engineer (Wright & Company)
    23.3 Consent of Independent Auditors

                                TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----

INDEPENDENT AUDITORS' REPORT ............................................F-2

BALANCE SHEETS ..........................................................F-3

STATEMENTS OF INCOME ....................................................F-4

STATEMENTS OF CHANGES
   IN STOCKHOLDERS' EQUITY ..............................................F-5

STATEMENTS OF CASH FLOWS ................................................F-6

NOTES TO FINANCIAL STATEMENTS ...........................................F-7

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and
Stockholders of Blue Ridge Energy, Inc.
Bowling Green, Kentucky

We have audited the accompanying balance sheets of Blue Ridge Energy, Inc. as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Energy, Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.



Looney, Samson & Associates, P.L.L.C.
Dallas, Texas
March 24, 2000

                                 BALANCE SHEETS


DECEMBER 31,                                                                           1999                1998
-------------------------------------------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
Cash                                                                                  $131,465            $480,952
Short Term Investments (Note 3)                                                            ---              19,925
Accounts Receivable:
   Managed Limited Partnerships (Note 2)                                               337,276             248,234
   Trade and Other                                                                      74,275              91,691
 Advances to Related Parties (Note 4)                                                  627,304           1,467,916
------------------------------------------------------------------------------------------------------------------
          Total Current Assets                                                       1,170,320           2,308,718

PROPERTY AND EQUIPMENT, NET (Notes 5 and 6)                                          3,178,606             540,068
Other Assets                                                                            10,810             146,556
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $4,359,736          $2,995,342
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts Payable and Accrued Expenses                                               $90,835             $84,952
   Drilling Advances (Note 2)                                                              ---             284,074
   Current Portion of Long Term Debt (Note 7)                                          110,231             150,675
------------------------------------------------------------------------------------------------------------------
          Total Current Liabilities                                                    201,066             519,701

Long Term Debt (Note 7)                                                                418,511                 ---
Deferred Income Tax Liability (Note 8)                                                 150,139              64,232
------------------------------------------------------------------------------------------------------------------
          Total Liabilities                                                            769,716             583,933

COMMITMENTS AND CONTINGENCIES (Notes 4, 9 and 10)                                          ---                 ---

STOCKHOLDERS' EQUITY:

Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 636,950 and                637                 464
   464,308 shares issued and outstanding at December 31, 1999 and 1998, respectively (Notes 4 and 10) (liquidation preferences of $3,185,000 in
     1999 and $2,440,000 in 1998.)

Common stock, $0.005 par value; 20,000,000 shares authorized; 5,809,794                 29,049              25,858
   and 5,171,578 shares issued and outstanding at December 31, 1999 and
   1998, respectively (Notes 4 and 10)

Additional Paid-In Capital                                                           4,208,735           2,873,341
Accumulated Deficit                                                                   (648,401)           (488,254)
------------------------------------------------------------------------------------------------------------------
          Total Stockholders' Equity                                                 3,590,020           2,411,409
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $4,359,736          $2,995,342
==================================================================================================================


    The accompanying notes are an integral part of these financial statements

                              STATEMENTS OF INCOME


YEARS ENDED DECEMBER 31,                                       1999                 1998              1997
-----------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (Note 2):

Turnkey Contract Sales                                      $ 4,634,089         $ 1,743,211         $ 2,616,843
Management Fees                                                 244,739             212,624             215,214
Reimbursed Costs                                                139,156             104,354             110,577
Contract Drilling Sales                                         792,439                 ---                 ---
Oil and Gas Sales                                                60,226              27,501              28,277
-----------------------------------------------------------------------------------------------------------------
Total Operating Revenues                                      5,870,649           2,087,690           2,970,911

OPERATING COSTS AND OTHER EXPENSES (Notes 2 and 4):
Turnkey Contract Costs                                        3,616,100           1,428,382           2,227,560
Lease Operating Costs                                            17,741              27,225              16,578
Cost of Contract Drilling                                       709,308                 ---                 ---
Abandonment and Dry Hole Costs                                  142,571              16,817              10,464
Impairment of Oil and Gas Properties (Notes 1 and 5)                ---             327,405             203,413
Depreciation, Depletion and Amortization                        117,695              17,978                 118
Marketing Costs                                                 676,169             126,588             346,415
General and Administrative Costs                                353,860             166,104             293,535
-----------------------------------------------------------------------------------------------------------------
Total Operating Costs                                         5,633,444           2,110,499           3,098,083

-----------------------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                         237,205             (22,809)           (127,172)
OTHER INCOME (EXPENSE):
Interest Income (Note 4)                                         27,153              82,181               7,085
Interest Expense                                                (25,484)                ---                 ---
Other                                                               ---              13,441             (10,409)
-----------------------------------------------------------------------------------------------------------------
Total Other Income (Expense)                                      1,669              95,622              (3,324)
-----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE TAXES                                      238,874              72,813            (130,496)
Income Tax Provision (Benefit) (Note 8)                          85,907              24,762             (41,134)
-----------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                           $   152,967         $    48,051         $   (89,362)
=================================================================================================================


EARNINGS/(LOSS) PER COMMON SHARE (Note 1):
--------------------------------------------
Basic                                                       $     (0.03)        $     (0.09)        $     (0.20)
-----------------------------------------------------------------------------------------------------------------
Diluted                                                     $     (0.03)        $     (0.09)        $     (0.20)
-----------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares Outstanding                    5,453,611           3,062,868           1,576,200
-----------------------------------------------------------------------------------------------------------------




   The accompanying notes are an integral part of these financial statements.

                              STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY

                                      PREFERRED STOCK            COMMON  STOCK
                                      ---------------            -------------
                                                                                        ADDITIONAL     RETAINED
                                   NO. OF                    NO. OF                      PAID-IN       EARNINGS
                                   SHARES         AMOUNT     SHARES           AMOUNT     CAPITAL       (DEFICIT)      TOTAL
=============================================================================================================================
BALANCE DECEMBER 31 , 1996         319,933           320    $1,526,600       $ 7,633     $ 670,953     $ 120,952    $ 799,858
-----------------------------------------------------------------------------------------------------------------------------

Sale of Stock: (Notes 4 and 10)
              Common Stock                                     200,000         1,000         9,000                     10,000
              Preferred Stock:
                    Series A        31,996            32                                    95,969                     96,001
                    Series B       148,191           148                                   157,926                    158,074
                    Series C       169,450           169                                   756,173                    756,342

Dividends Paid on
   Preferred Stock                                                                                      (231,447)    (231,447)
Net (Loss)                                                                                               (89,362)     (89,362)

-----------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997          669,570           669     1,726,600         8,633     1,690,021      (199,857)   1,499,466
-----------------------------------------------------------------------------------------------------------------------------

Stock Warrants Exercised                                     2,800,000        14,000       126,000                    140,000
Sale of Stock (Notes 4 and 10):
     Series D Preferred Stock      267,700           268                                 1,066,102                  1,066,370
Conversion of Preferred Stock     (471,362)         (471)      644,978         3,225        (3,984)                    (1,230)
Retirement of Preferred Stock       (1,600)           (2)                                   (4,798)                    (4,800)
Dividends Paid on
   Preferred Stock                                                                                      (336,448)    (336,448)
Net Income                                                                                                48,051       48,051

-----------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998         464,308            464     5,171,578        25,858     2,873,341      (488,254)   2,411,409
-----------------------------------------------------------------------------------------------------------------------------

Retirement of Common Stock                                      (5,000)          (25)      (14,975)                   (15,000)
Issuance of Common Stock                                       250,000         1,250        11,250                     12,500
Conversion of Preferred Stock     (196,608)         (196)      393,216         1,966        (1,770)                        --
Sale of Preferred Stock
     Series D (Note 10)            369,250           369                                 1,340,889                  1,341,258
Dividends Paid on
   Preferred Stock                                                                                      (313,114)    (313,114)
Net Income                                                                                               152,967      152,967

-----------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999         636,950  $         637     5,809,794       $29,049    $4,208,735    $ (648,401)  $3,590,020
-----------------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                         1999                1998                1997
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            $   152,967         $    48,051         $   (89,362)

   Adjustments to Reconcile Net Income to Net Cash Flows from
Operating  Activities:

      Depreciation, Depletion and Amortization                                   117,695              17,978                 118
      Impairment, Dry Holes and Abandonment Losses                               142,571             344,222             203,413
      Increase (Decrease) in Deferred Income Taxes                                85,907              24,025              (2,633)
      Increase (Decrease) in Income Taxes Payable                                    ---                 737             (45,519)
      (Increase) Decrease in Accounts Receivable                                  17,416            (117,167)             (1,607)
      Increase (Decrease) in Accounts Payable and Accrued Expenses              (278,191)            319,260            (237,599)
      Gain on Sale of Oil and Gas Properties                                         ---             (75,000)                ---
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 238,365             562,106            (173,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) Decrease in Advances to Affiliate                               (1,153,565)         (1,166,456)           (609,008)
   (Increase) Decrease in Other Assets                                            70,746            (125,020)            (15,464)
   Proceeds from Sale of Oil and Gas Properties                                      ---             325,000                 ---
   Purchase of Oil and Gas Properties and Equipment                             (294,260)           (492,700)           (549,507)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                              (1,377,079)         (1,459,176)         (1,173,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additions to Long Term Debt                                                       ---             205,675                 ---
   Retirement of Long Term Debt                                                 (236,417)            (59,000)                ---
   Issuance of Common Stock                                                       12,500             140,000              10,000
   Issuance of Preferred Stock                                                 1,341,258           1,066,370           1,010,417
   Retirement of Stock                                                           (15,000)             (4,800)                ---
   Cost of Conversion of Preferred Stock                                             ---              (1,230)                ---
   Dividends Paid                                                               (313,114)           (336,448)           (231,447)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        789,227           1,010,567             788,970
---------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                 (349,487)            113,497            (558,198)
CASH AT BEGINNING OF PERIOD                                                      480,952             367,455             925,653
---------------------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                        $   131,465         $   480,952         $   367,455
---------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid for Interest                                                    $    25,484         $       ---         $       ---
---------------------------------------------------------------------------------------------------------------------------------
   Cash Paid for Federal Income Taxes                                        $       ---         $       ---         $    45,519
---------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Purchase of drilling rigs and equipment financed through long term debt of
$614,484, reduction in other assets of $65,000 and reduction in
advances to Blue Ridge Group of $1,190,000:                                  $ 1,869,484         $       ---         $       ---
---------------------------------------------------------------------------------------------------------------------------------
Producing property acquisition through reductions in advances to Blue
Ridge Group and Limited Partnerships                                         $   687,022         $       ---         $       ---
---------------------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT
     -------------------------------------
     ACCOUNTING POLICIES
     -------------------

General
-------

     Blue Ridge Energy, Inc., (the Company), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name of the Company to Blue Ridge Energy, Inc. in May, 1996. The Company has offices at 632 Adams Street, Suite 710, Bowling Green, Kentucky, 42101

     The Company is engaged in the oil and gas business primarily in Texas, Kentucky, New Mexico and West Virginia. The Company sponsors oil and gas drilling partnerships through which it raises money for the drilling of oil and gas wells and participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. The Company also owns two drilling rigs. These rigs are used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. The rigs are operated on behalf of the Company by an affiliate, Blue Ridge Group, Inc.

     The Company also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. These acquisitions are funded by a combination of the profits earned from sponsoring oil and gas drilling programs, the profit earned from contract drilling and from the proceeds of private offerings of preferred stock.

     The Company intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs, and as an independent producer of oil and gas.

Use of Estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Drilling Operations
-------------------

     The Company follows the completed contract method of accounting for turnkey drilling arrangements. Under this method, all income under turnkey drilling contracts, expenses under turnkey drilling contracts, all direct costs, and appropriate portions of indirect costs related to contracts in progress are recognized as revenues and expenses in the period the contracts are substantially complete. This accounting method has been utilized by the Company based on the short term nature of the drilling contracts, i.e. 5-10 days.

Working Interests
-----------------

     Oil and gas revenue from working interests the Company owns are recognized at the point of sale.

Managed Limited Partnerships
----------------------------

     The Company sponsors privately offered limited partnerships for which it serves as the Managing General Partner. The purpose of these partnerships is to acquire and develop oil and gas leases. The partnerships enter into turnkey drilling contracts with the Company to drill, complete and equip, if warranted, the oil and gas leases. The Company receives direct compensation, reimbursement of costs and expenses, and revenues related to turnkey drilling contracts. The Company normally participates for 1% of the Limited Partnerships as the Managing General Partner.

     The Company follows the industry practice of pro rata

                          NOTES TO FINANCIAL STATEMENTS

consolidation of its investments in these partnerships. Accordingly, the Company records on its financial statements its pro rata share of the assets, liabilities, revenues and expenses of each partnership. In connection with the sponsorship of oil and gas partnerships, the Company receives a management fee of approximately 5% of the capital contributions. Such fees are credited to income as earned.

Property and Equipment
----------------------

     Property and equipment (other than oil and gas) are stated at cost. Depreciation is recognized on the straight line method, after considering salvage value, over the estimated useful lives of the assets as follows:

                                     Lives (years)
                                     -------------

       Machinery and Equipment         10
       Autos and Trucks                 5
       Furniture and Fixtures          10

     The Company follows the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method of accounting, costs which relate directly to the discovery of oil and gas reserves are capitalized. These capitalized costs include;

     (1) the costs of acquiring mineral interest in properties,
     (2) costs to drill and equip exploratory wells that find proved reserves,
     (3) costs to drill and equip development wells and
     (4) costs for support equipment and facilities used in oil and gas producing activities.

     These costs are depreciated, depleted or amortized on the unit of productions method, based on estimates of recoverable proved developed oil and gas reserves.

     Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed as dry hole costs.

     The costs of acquiring unproved properties are capitalized as incurred and carried until the property is reclassified as a producing oil and gas property, or considered impaired. The Company annually assesses its unimproved properties to determine whether they have been impaired. If the results of this assessment indicate impairment, a loss is recognized by providing a valuation allowance. When an unproved property is surrendered, the costs related thereto are charged to the application valuation allowance, if adequate, or charged as a loss to current operations.

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

Impairment of Long-Lived Assets
-------------------------------

     The Company follows the provisions of SFAS 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and

                          NOTES TO FINANCIAL STATEMENTS

development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. Prices utilized in each years calculation for measurement purposes and expected costs are held constant throughout the estimated life of the properties. If net capitalized costs exceed undiscounted future net cash flow, the measurement of impairment is based on estimated fair value which would consider future discounted cash flows. An impairment loss for unproved properties is recorded when the Company has no future plans for development or it is near the expiration of the lease terms. At December 31, 1999 and 1998, the Company determined that the carrying value of some of its oil and gas properties and leases should be impaired, resulting in impairment losses (including abandonments and dry holes) of $142,571 and $327,405, respectively. See footnote 5 for further disclosure.

Earnings Per Common Share
-------------------------

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

     The following is a reconciliation of the numerators and denominators used in the calculation of Basis EPS for the years ended December 31, 1999 and 1998:



Basic EPS computation -                                             1999
                                                                 ----------
     Net Income                                                  $  152,967
     Less: Preferred Stock Dividends                               (313,114)
                                                                 ----------
     Loss Available to Common Stockholders                       $ (160,147)
                                                                 ==========

      Dates                                 Shares                Fraction                  Weighted
   Outstanding                           Outstanding              of Period               Average Shares
   -----------                           -----------             ---------               --------------
January 1 - December 31                    5,171,578               100.00%                  5,171,578
Issuance of Common Stock                     250,000                25.00%                     62,500
Conversion of Preferred Stock
   Feb. - July                               393,216                57.00%                    224,133
Repurchase of Common Stock Jan 31             (5,000)               92.00%                     (4,600)
                                           ----------                                          ------
                                           5,809,794
                                           ==========
     Weighted Average Shares                                                                5,453,611
                                                                                            =========

Basic EPS (Loss)                                                                                $ (0.03)
                                                                                               =========

                          NOTES TO FINANCIAL STATEMENTS



Basic EPS computation -                                              1998
                                                                  ----------
     Net Income                                                  $  48,051
     Less: Preferred Stock Dividends                              (336,448)
                                                                 ---------
     Loss Available to Common Stockholders                       $(288,397)
                                                                 =========


   Dates                                   Shares                 Fraction                 Weighted
 Outstanding                             Outstanding             of Period               Average Shares
 -----------                             -----------             ---------               --------------
January 1 - December 31                    1,726,600               100.0%                   1,726,600
Stock Warrants Exercised July 31           2,800,000                41.9%                   1,173,699
Preferred Stock Converted September 30       644,978                25.2%                     162,569
                                        ------------                                       ----------
                                           5,171,578
                                        ============
     Weighted Average Shares                                                                3,062,868
                                                                                            =========

Basic EPS (Loss)                                                                                $ (0.09)
                                                                                                ========

Income Taxes
------------

     Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differ from the amounts currently payable because of temporary differences (primarily intangible drilling costs) in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

Cash and Cash Equivalents
-------------------------

     For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and cash on deposit.

2.   AFFILIATED OIL AND GAS PARTNERSHIPS
     -----------------------------------

     The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $4,634,089, $1,743,211 and $2,616,843 during 1999, 1998 and 1997, respectively. The Company receives a management fee from the partnerships for its services in connection with the selection of the joint venture prospects and the initial operations of the joint venture. Management fees earned during the year ended December 31, 1999, 1998 and 1997 amounted to $244,739, $212,624 and $215,214, respectively.

     In connection with the sponsorship of oil and gas partnerships, the Company is reimbursed by the partnerships for certain operating and overhead costs incurred on their behalf, including filing fees, legal fees, accounting fees, printing costs and other miscellaneous expenses. These reimbursements totaled $139,156, $104,354 and $110,577 during the years ended December 31, 1999, 1998 and 1997, respectively.

     Included in the Company's financial statements are contributions made to the various Company sponsored oil and gas partnerships. The Company has allocated, on a

                          NOTES TO FINANCIAL STATEMENTS


pro-rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

     At December 31, 1999 and 1998, the various partnerships owned the Company $337,276 and $248,234, respectively, for amounts due the Company for turnkey drilling services, syndication fees and reimbursement of fees and expenses incurred on behalf of the partnerships.

     During 1998, the Company received advances from the 1998 Year End Drilling Program as prepayment of drilling fees for services to be performed by the Company during 1999. At December 31, 1998 the amount of the advanced funds was $284,074.

3.   SHORT TERM INVESTMENTS
     ----------------------

     During 1996, the Company purchased $19,925 of precious metals as a short-term investment. This amount is reflected in Current Assets in the accompanying financial statements. The Company follows the policy of carrying its short-term investment in precious metals at cost. The Company disposed of this investment in 1999 at no gain or loss.

4.   RELATED PARTY TRANSACTIONS
     --------------------------

     A.  Common Stock Transactions
     -----------------------------

     The Company was organized in November, 1994, as a Nevada corporation under the name of Gem Source, Incorporated (Gem Source). In 1995, Gem Source sold 1,633,000 shares for $0.001 per share under Rule 504, an exemption under Regulation D from full registration with the SEC.

     Blue Ridge Group, Inc. (BR Group) acquired control of Gem Source in March, 1996 when BR Group acquired 1,000,000 shares of restricted stock at $0.10 a share. In May 1996, the 2,633,000 outstanding common shares were the subject of a 5 to 1 reverse split reducing the outstanding shares to 526,600 and the name of the Company was changed from Gem Source, Incorporated to Blue Ridge Energy, Inc. (BR Energy). In June 1996, BR Group acquired another 1,000,000 of restricted common stock from the company treasury for $0.05 a share, or $50,000.

     During 1997, the Company's majority shareholder, BR Group, Inc. exercised warrants to purchase 200,000 shares of the Company's common stock at $0.05 per share or $10,000. Subsequently, BR Group, Inc. distributed these shares to investors in one of its joint ventures.

     During 1998, the Company's Board of Directors approved the issuance of warrants to BR Group, Inc. to purchase 5,000,000 shares of BR Energy, Inc. restricted common stock at $0.05 per share. BR Group, Inc. previously held warrants to purchase 1,800,000 shares of restricted common stock at $0.05 per share.

     During 1998, the Company's majority shareholder, BR Group exercised warrants to purchase 2,800,000 shares of the Company's common stock at $0.05 per share, or $140,000. Subsequently, BR Group distributed 890,427 of these shares to investors in several of its partnerships.

     Under a previous arrangement with one of the Company's partnerships (the Home Stake Joint Venture, as described under property and equipment in Note 6), the Company had agreed to provide certain workover funds and had the right to 100% of the partnership's revenues from the well until the workover funds had been recovered. Thereafter, the Home Stake Joint Venture reverted to its original working interest position. During 1999, the Company issued 250,000 shares of its Common stock in exchange for the partnership's reversionary interest in the well.

     As of December 31, 1999, there are 5,809,794 shares of common stock issued and outstanding. A total of 3,126,893 shares are held by BR Group and the remainder of 2,765,446 shares are held by approximately 500 shareholders.

     B.  Preferred Stock Transactions
     --------------------------------

     In May 1996, BR Energy authorized the issuance of 300,000 shares of Series A Preferred Stock which had a par

                          NOTES TO FINANCIAL STATEMENTS


value of $0.001 per share at a price of $3.00 per share. In July 1996, BR Energy acquired the assets (primarily accounts receivable and undeveloped oil and gas leases in eastern Kentucky) of Target Leasing Ltd. I ("Target"), a Kentucky limited partnership, by the issuance and exchange of 265,746 shares of BR Energy's Series A Preferred Stock based upon an agreed value of $189,190 for the assets acquired. Legal fees paid related to the issuance of these securities of $7,500 resulted in a net value of assets received of $181,690, which equated to a value of $.71 per share before expenses for the Series A Preferred Stock issued. At the time of its issuance, there was not an established market for the Series A Preferred Stock. The exchange price was arbitrarily determined by the management of BR Energy. For financial statement purposes, the value of the Series A Preferred Stock issued and the assets acquired were recorded at the estimated fair market value of the assets acquired, which was considered the value more clearly determinable. The difference between the par value of the shares issued and the value of the property received, plus the associated expenses related to the issuance of these securities, were recorded as additional paid in capital of BR Energy.

     In 1997, BR Energy issued an additional 32,000 shares of Series A Preferred Stock at a cash price of $3.00 per share. The Series A Preferred Stock bore a 12% annual dividend and each share was converted into one (1) share of BR Energy Common Stock. In total, 297,746 shares of Series A Preferred Stock were issued by BR Energy.

     In October 1996, the Smackover / Woodbine I Joint Venture sponsored by the Company, and the West Currie Joint Venture sponsored by Fortune Exploration of Kentucky, Inc. agreed to purchase shares of BR Energy Series B Preferred Stock at $3.00 per share. As of December 31, 1998, 95,500 shares of Series B Preferred Stock had been issued under this arrangement.

     C.  Advances from/to Related Parties
     ------------------------------------

     During 1997, the Company purchased for $250,000 the J.W. Harris 1 C oil well from two shareholders of the Company's majority shareholder, Blue Ridge Group, Inc. Subsequent to this purchase, the well's performance deteriorated significantly and the selling parties agreed to buy the well back from the Company for the original purchase price of $250,000. This $250,000 was recorded in Advances to Affiliates at December 31, 1997, and was paid in full in March of 1998.

     During 1998, the Company agreed to participate with BR Group in the acquisition and development of oil and gas properties in the Appalachian Basin of Kentucky. The Company advanced $1,300,000, bearing interest at 12% per annum, to BR Group related to these acquisitions.

     During the years ended 1998 and 1999 the Company earned interest income under this arrangement of $73,400 and $27,153, respectively. During 1999, BR Group reduced this obligation through the sale of a drilling rig and ancillary equipment to the Company and performance of services in the drilling and completion of various oil and gas wells under the terms of turnkey drilling contracts. As of December 31, 1999, the balance had been reduced to $627,304. BR Group reduced this obligation to $ -0- in 2000 through the performance of additional services under the terms of turnkey drilling contracts and cash payments.

     D.  Management Fee Arrangements
     -------------------------------

     BR Group provides various management, administrative, accounting and geological services for the Company at a rate of $20,000 per month which has been determined on a proportional basis because specific identification of expenses is not practical. Management believes that this cost allocation method of expenses is reasonable. BR Energy also reimburses BR Group for marketing costs paid on its behalf which amounted to $176,540 in 1999. As of December 31, 1999 and 1998, approximately $0 was due and payable to BR Group under this arrangement.

     E. Turnkey Drilling Contracts
     -----------------------------

     The Company enters into turnkey drilling contracts to

                          NOTES TO FINANCIAL STATEMENTS


drill the oil and gas wells for its privately sponsored oil and gas partnerships.

     The Company also enters into turnkey drilling contracts with BR Group to contract out the drilling and completion operations of all its oil and gas wells. Both the Company and BR Group anticipate making a profit under these turnkey drilling contracts. During 1999, 1998 and 1997, BR Energy paid BR Group $3,616,100, $1,428,382 and $2,227,560 for these turnkey drilling and completion services. See footnote 2 for additional disclosure.

     F.  Purchase of Drilling Equipment from BR Group
     ------------------------------------------------

     In March 1999, BR Energy purchased ancillary equipment to be used in association with drilling rig #4 from BR Group at a price of $415,000.

     In April 1999, BR Energy purchased drilling rig #2 with associated ancillary equipment from BR Group at a price of $750,000.

     G.  Management of Drilling Rigs
     -------------------------------

     The Company contracts with BR Group to manage and operate the two drilling rigs it owns. BR Group also manages two other rigs owned by other affiliates of BR Group. BR Group collects all drilling revenues and pays all expenses related to the drilling operations and accounts to BR Energy on a periodic basis for the net profits from operations for the two rigs owned by BR Energy. The Company reported revenues of $792,439 and costs of $709,308 from the operation of the drilling rigs for the year ended December 31, 1999.

     H.  Other Property Acquisitions
     -------------------------------

     The Company acquired certain oil and gas properties from its privately sponsored oil and gas partnerships more fully described in footnote 6, Property Acquisitions.

     I.  Fees to Broker Dealer
     -------------------------

     The Company has an affiliated broker dealer, Ridgemont Securities, Inc., that raises the majority of its funds through private placement offerings for the sale of oil and gas wells and the issuance of preferred stock. The fees and expenses paid to Ridgemont Securities, Inc. by BR Energy and the oil and gas partnerships during 1999 and 1998 are as follows:

                                                       1999               1998
                                                       ----               ----
                   Commissions                   $1,088,138           $546,713
                   Due Diligence Fees                43,493             49,938
                   Promotion Services               200,000                --
                   Reimburses Expenses               80,780            101,511
                                                 ----------           --------
                        Total                    $1,412,411           $698,162
                                                 ==========           ========

                          NOTES TO FINANCIAL STATEMENTS


5.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment, stated at cost, consisted of the following at December 31, 1999 and 1998:

                                                                1999                             1998
         -------------------------------------------------------------------------------------------------
         Proved Oil and Gas Properties                      $  1,208,175                     $     555,899
         Drilling Rigs and Related Equipment                   2,105,774                                --
         Furniture and Fixtures                                      364                               364
                                                            ------------                     -------------
                                                               3,314,313                           556,263
         Less Accumulated Depreciation
            And Amortization                                    (135,707)                          (16,195)
                                                            -------------                    --------------
                                                            $  3,178,606                     $     540,068
                                                            ============                     =============



         Depreciation, depletion and amortization expense was $117,695, $17,978 and $118 during the years ended 1999, 1998 and 1997, respectively.

         During 1996, the Company acquired approximately $154,810 in non-producing leasehold interests from Target Leasing, Ltd. I in exchange for preferred stock. The value assigned the acreage was based upon management's intention to utilize these properties for future drilling efforts. These leases had an average term of two to three years and were evaluated annually to determine the appropriate carrying value. During 1998 and 1997, the Company evaluated these interests and recorded an impairment loss of $77,405 each year for these leases. As of December 31, 1998, the remaining carrying value of these leases is $0. (See Note 4).

         During 1996, the Company purchased an interest in drilling the Brookshire #1 well in Vermilion Parish, Louisiana from Mescalero Energy, Inc. for $126,000. In 1997, the operator of the well, Mescalero Energy filed for bankruptcy. As a result of the Operator's bankruptcy, the Company was unable to determine the present productive capabilities of the well or the legal status of production resulting from the well. Therefore, the Company recorded an impairment loss for the entire amount in this project, or $126,000 during 1997.

         During 1998, the Company evaluated its investment of $392,380 in the Home Stake #1 re-entry well. The estimated undiscounted future cash flows from the Home Stake #1 well were estimated to be $186,426 as of December 31, 1998. This projection was calculated using the reserves as projected with prices held constant at the December 31, 1998 year end oil price of $10.07 per barrel. This calculates to an impairment regarding the Home Stake #1 well of $205,954. Management elected to provide for an additional impairment regarding the Home Stake #1 property to allow for the potential of a decline in production at a faster rate than as projected. Accordingly, an impairment loss of $250,000 as related to the Home Stake #1 well was reflected in the December 31, 1998 financial statements.

         The Company has pledged one of its drilling rigs and related equipment as collateral on the long term debt disclosed in Note 7.

6.       PROPERTY ACQUISITIONS
         ---------------------

         During 1999, the Company made the following property acquisitions from partnerships they have previously syndicated:

         A. In 1999, the Company acquired a 100% working interest in the Keegan Gibson #1 oil well in Smith County, Texas in exchange for issuing warrants to purchase 335,728 shares of BREY Common stock at $3.00 per share. The warrants are exerciseable during the period March 27, 2000 and March 27, 2005. This property acquisition was recorded at the Company's cost basis in the partnership including accounts receivable, which management believes approximates the fair market value of the property. No basis was attributed to the warrants issued.

          B. The Company acquired in 1999, a 100.0% working interest in two gas wells in Sherman County, Texas in exchange for warrants to purchase 521,208 shares of BREY Common stock at $3.00 per share (See Note 9). The transaction was recorded at the Company's cost basis in the partnership which approximates its fair value. The

                          NOTES TO FINANCIAL STATEMENTS

Company did not allocate any cost basis to the Common stock warrants.

         C. During November, 1999, the Company acquired a 30% working interest in nine gas wells in Harlan County, Kentucky owned by two of its oil and gas partnerships in exchange for BR Energy's 53.4% working interest in a gas well in Wharton County, Texas, BR Energy's 12.5% working interest in five development wells in Mingo and Wyoming Counties of West Virginia, and 968,300 warrants to purchase BREY Common stock at $3.00 per share (See Note 10). The transaction was recorded, in accordance with FASB 123, at the estimated fair value of the assets received being $338,400, as this was considered a more reliable measurement.

          D. During 1999, the Company acquired two Ingersoll Rand drilling rigs and ancillary equipment. These drilling rigs and equipment were purchased through the reduction of advances to Blue Ridge Group by $1,190,000 and the issuance of long-term debt for $614,484, The remainder of the purchase price, $301,290, was paid in cash.

7.  LONG-TERM DEBT
    --------------

         During April 1999, the Company purchased a drilling rig and related equipment with a cash down payment of $245,000 and the balance of $614,484 financed over five years. The terms of the financing agreements requires monthly payments of $12,631 at interest rates ranging from 7.7% to 8.75%. The aggregate amount of required payments over the next five years as of December 31, 1999 are as follows:

                                             2000                     $151,572
                                             2001                      151,572
                                             2002                      151,572
                                             2003                      151,572
                                             2004                       50,524
                                                                     ---------
                                                                       656,812

            Less - amount representing interest                        128,070
                                                                      --------
           Principal balance at December 31, 1999                     $528,742
                                                                      ========

These obligations are secured by a drilling rig and related equipment costing $656,486 and $230,150, respectively (See Note 5).

                          NOTES TO FINANCIAL STATEMENTS

8.  INCOME TAXES
    ------------

         The Company has adopted the provisions of SFAS 109, which requires the use of the "liability" method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

         The following reconciles the Company's Federal and State Income tax provision with the expected provision obtained by applying statutory rules to pre-tax income:

                                              1999            1998            1997
                                            --------        --------         --------
Expected Tax Provision (Benefit)            $ 85,907        $ 28,575         $(50,241)
Effect of Progressive Tax Rates                   --          (3,813)           9,107
                                            --------        --------         --------
Tax Provision (Benefit)                     $ 85,907        $ 24,762         $(41,134)
                                            ========        ========         ========

         The tax effect of significant temporary differences representing the net deferred tax liability at December 31, were as follows:

                                              1999            1998            1997
                                            --------        --------         --------
Net Operating Loss Carry Forward            $(12,000)       $(35,442)        $(48,681)
Intangible Drilling Costs                    162,139          99,674           88,888
                                            --------        --------         --------
Net Deferred Tax Liability                  $150,139        $ 64,232         $ 42,207
                                            ========        ========         ========

Income Tax Expense (Benefit) consists of the following components:


                                              1999            1998            1997
                                            --------        --------         --------
Currently Payable (Refundable):
         Federal Income Tax                 $    ---        $    ---         $(31,124)
         State Income Tax                      3,000             737           (7,377)
                                            --------        --------         --------
                                               3,000             737          (38,501)
Deferred Provision (Credit)                   82,907          24,025           (2,633)
                                            --------        --------         --------
         Total Tax Expense (Benefit)        $ 85,907        $ 24,762         $(41,134)
                                            ========        ========         ========

         At December 31, 1999, the Company had a net operating loss carry forward of approximately $35,000 to offset future taxable income. This net operating loss carry forward will expire in 2019 unless utilized sooner.

         During 1998, the Company filed a refund claim with the IRS to carry back a portion of its 1997 net operating loss ($122,000). Accordingly, the Company recorded a tax refund of $31,124 in the 1997 financial statements.

                          NOTES TO FINANCIAL STATEMENTS

9.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

Commitments
-----------

     The Company has agreed to automatically convert all shares of preferred stock outstanding effective as of the first day the Company's common stock is publicly traded on any exchange or over-the-counter, or June 30, 2000, whichever comes first.

Contingencies
-------------

     The Company's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, the Company maintains general liability insurance coverage of approximately $2 million limited to $1 million per occurrence. The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

     As of December 31, 1999, the Company had no significant customers or suppliers , other than Blue Ridge Group, which could have a significant adverse effect on the Company's operations.

     The Company conducts its banking relations with two local financial institutions and does not anticipate any significant problems with future credit extensions. A significant amount of the Company's operating funds are maintained in one local bank insured by the FDIC.

10.  STOCKHOLDERS' EQUITY
     --------------------

     The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. The total number of shares of stock which the Company initially had the authority to issue was 20,000,000 shares being designated as common stock. As of December 31, 1999, the Company was authorized to issue 25,000,000 shares of stock -- 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

Common Stock and Warrants
-------------------------

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

     Blue Ridge Group, Inc. (BRG) acquired control of Gem Source in March, 1996, when BRG acquired 1,000,000 shares of restricted stock at $0.10 a share. In May 1996, the 2,633,000 outstanding common shares were the subject of a 5 to 1 reverse split resulting in outstanding shares of 526,600 with a par value of $0.005 per share. The name of the Company was also changed from Gem Source, Incorporated to Blue Ridge Energy, Inc. Additionally, in June 1996, BRG acquired another 1,000,000 of restricted common stock from the company treasury for $0.05 a share, or $50,000 and warrants to purchase an additional 2,000,000 shares of restricted common stock at $0.05 per share. The effective term of these warrants is from June 30, 1996 through June 30, 2001. During February 1998, the Company granted warrants to Blue Ridge Group, Inc. to purchase an additional 5,000,000 shares of restricted common stock at $0.05 per share. The effective term of these warrants is from March 31, 1998 through March 31, 2003.

     During 1997, the Company's majority shareholder, Blue Ridge Group, Inc., exercised warrants to purchase 200,000 shares of the Company's common stock at $0.05 per share or $10,000. Subsequently, Blue Ridge Group, Inc. distributed these shares of stock to investors in one of its partnerships.

     During 1998, the Company's majority shareholder, Blue Ridge Group, Inc. exercised warrants to purchase 2,800,000 shares of the Company's common stock at $0.05 per share, or $140,000. Subsequently, Blue Ridge Group, Inc. distributed 890,427 of these shares to investors in several of its partnerships. A table at the end of this footnote discloses additional warrants issued and to be issued as of December 31, 1999.

Series A Preferred Stock
------------------------

     During May 1996, the Company authorized the issuance and sale of 300,000 shares of Series A Preferred Stock ("BRE Series A Preferred Stock") which has a par value of $0.001 per share, at $3.00 per share. The Series A Stock bears a 12% per annum dividend payable monthly. Each share of the Series A Stock shall be converted automatically into one (1) share of Common Stock effective when a registration statement for the Common Stock is filed with the U.S. Securities and Exchange

                          NOTES TO FINANCIAL STATEMENTS


Commission (the "SEC") or September 30, 1998, whichever occurs first.

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

     In a Confidential Private Placement Memorandum dated July 25, 1996, the Company offered 300,000 shares of Series A Stock in exchange for partnership interests in Target Leasing, Ltd. I. The value assigned to the properties acquired was $189,190. As of December 31, 1999 and 1998 all of the Series A Stock had been converted into Common stock.

Series B Preferred Stock
------------------------

     During 1996, the Company authorized the issuance and sale of 300,000 shares of Series B Preferred Stock ("Series B Stock") which has a par value of $0.001 per share, at $3.00 per share. The Series B Stock bears a 12% per annum dividend payable monthly. Each share of the Series B Stock shall be converted automatically into two (2) shares of Common Stock effective when a registration statement for the Common Stock is filed with the SEC or two years from issuance, whichever occurs first.

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

     At December 31, 1999, 1998 and 1997 there were -0-, 27,158 and 202,374 shares of Series B Stock issued and outstanding.

Series C Preferred Stock
------------------------

     During 1997, the Company authorized the issuance and sale of 400,000 shares of Series C Preferred Stock ("Series C Stock") which has a par value of $0.001 per share at $6.00 per share. The Series C Stock bears a 12% per annum dividend payable monthly. Each share of the Series C Stock shall be converted automatically into two (2) shares of Common Stock effective when a registration statement for the Common Stock is filed with the SEC or two years from issuance, whichever occurs first.

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

     At December 31, 1999, 1998 and 1997, there were -0-, 169,450 and 169,450 shares of Series C Stock issued and outstanding.

Series D Preferred Stock
------------------------

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

     At December 31, 1999 and 1998, there were 636,950 and 267,700 shares of Series D Stock issued and outstanding, respectively. The total amount received from the sale of this stock was $3,184,750, less expenses paid of $777,759.
--------------------------------------------------------------------------------
A summary of the common and preferred stock account at December 31, 1999 is as follows:

                      Shares                   Par Value                Paid-In
             -------------------------     ----------------------
             Authorized      Issued        Per Share      Total         Capital
             ----------   ------------     ---------     --------      ---------
Common       20,000,000      5,809,794     $0.005         $29,049     $1,801,744
Preferred
    Series D  1,000,000        636,950     $0.001             637      2,406,991
--------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS

Warrants issued and to be issued December 31, 1999:


Title of          Aggregate Amount          Date from                  Price at                  Exchange of
Issue of          of  Securities            which Warrants             Which Warrants            Partnership
Securities        called for by Warrants    are Exercisable            are Exercisable           Interest and terms

-------------------------------------------------------------------------------------------------------------------

Warrants Issued (1)
-------------------------------------------------------------------------------------------------------------------


Series D Preferred         267,700          May 31, 1998               $1.00 for 1 share         Issued in conjunction
Stock Warrants             Warrants            through                     of BREY               with Series D
                                            May 31, 2003                 Common Stock            Preferred Stock

Series D2 Preferred        369,250          June 8, 2000               $1.00 for 1 share         Issued in conjunction
Stock Warrants             Warrants            through                     of BREY                with Series D2
                                            May 31, 2004                 Common Stock            Preferred Stock

Series E                   632,133          January 1, 2000            $3.00 for 1 share         Issued in connection
Stock Warrants             Warrants            through                     of BREY                 with sale of units in
                                            January 1, 2004             Common Stock             1998 Year End
                                                                                                 Drilling Program

Warrants to be Issued (2)
-------------------------------------------------------------------------------------------------------------------


Series F                   335,728          March 27, 2000             $3.00 for 1 share         Issued in connection
Stock Warrants             Warrants            through                     of BREY               with exchange of proved
                                            March 27, 2005             Common Stock              properties from Paluxy Partn.

Series F                   521,208          March 27, 2000             $3.00 for 1 share         Issued in connection
Stock Warrants             Warrants            through                     of BREY               with exchange of proved
                                            March 27, 2005             Common Stock              properties from Sherman Moore
                                                                                                 Partnership

Series G                   438,262          November, 2000             $3.00 for 1 share         Issued in connection
Stock Warrants             Warrants            through                     of BREY               with sale of units in
                                            October, 2002              Common Stock              B. U. Ranch  #1 Partnership

Series G                   600,000          November, 2000             $3.00 for 1 share         Issued in connection
Stock Warrants             Warrants            through                     of BREY               with exchange of proved
                                            October, 2002              Common Stock              properties from Cumberland
                                                                                                 Gap 10 Partnership

Series G                   368,300          November, 2000             $3.00 for 1 share         Issued in connection
Stock Warrants             Warrants            through                     of BREY               with exchange of proved
                                            October, 2002              Common Stock              properties from Harlan County
                                                                                                 Partnership

Series G                   82,500           November, 2000             $3.00 for 1 share         Issued in connection
Stock Warrants             Warrants            through                     of BREY               with the sale of units
                                            October, 2002              Common Stock              in Mid South Partnership


Notes:    (1)  These Warrants have not been registered with the SEC and accordingly, are restricted as to sale under Rule 144.

          (2) As of December 31, 1999, BREY had committed to issue common stock warrants to these noted partnerships.

                          NOTES TO FINANCIAL STATEMENTS

11.  SUBSEQUENT EVENTS
     -----------------

                  During the first quarter of 2000, Blue Ridge Group, Inc. reduced the balance on its line of credit with the Company from approximately $600,000 to approximately $0.00. This was accomplished through: (1) cash payments and (2) services performed in the drilling and completion of several wells in the Appalachian Basin for the Company.

12. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING PROPERTIES (UNAUDITED) Costs incurred in oil and gas acquisition, exploration and development activities:

                                                                            (UNAUDITED)

                                                                1999            1998            1997
                                                                ----            ----            ----
          Acquisition of properties

             - Proved                                         $629,052        $     --        $175,000
             - Unproved                                                         75,000              --
          Exploration costs                                         --              --              --
          Development costs                                    294,260         225,350         374,507
          Company's share of equity method investees
              Of property acquisition, exploration and
              Development                                       57,970         192,350              --
                                                              --------        --------        --------
                                                              $981,282        $492,700        $549,507


Results of Operations for Oil and Gas Producing Activities for the Years ended December 31, 1999, 1998 and 1997:

                                                                            (UNAUDITED)

                                                                1999            1998            1997
                                                                ----            ----            ----

           Oil and gas sales                                  $ 60,226        $  27,501        $ 28,277
           Gain on sale of oil and gas leases                       --           75,000              --
           Production costs                                    (17,741)         (27,225)        (16,578)
           Exploration expenses                               (142,571)         (16,817)        (10,464)
           Depreciation, depletion, and amortization
              and valuation provision                           (9,272)        (343,405)       (203,531)
                                                              --------        ---------       ---------
                                                              (109,358)        (284,946)       (202,296)
           Income tax credit                                    37,182           96,882           68,78
                                                              --------        ---------       ---------

           Results of operations for oil and gas
             Producing activities (excluding corporate
                overhead and financing cost)                  $(72,176)       $(188,064)      $(133,516)
                                                              ========        =========       =========

Reserve Quantities (Unaudited
-----------------------------

         The following tables present estimates of the Company's proved oil and gas reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

         Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved development reserves are those expected

                          NOTES TO FINANCIAL STATEMENTS

to be recovered through existing wells, equipment, and operating methods.


                                                      Oil (BBLS)          Gas (MCF)
                                                     -----------         -----------
Reserves -- December 31, 1997                              2,236                  --
Purchases of minerals in place                            13,452              10,850
Extensions                                                44,067               4,000
Production                                                (1,718)             (2,000)
                                                     -----------         -----------
Reserves -- December 31, 1998                             58,037              12,850
                                                     ===========         ===========
Revisions                                                (37,475)              5,150
Purchase of minerals in place                              3,564              70,252
Extensions                                                     0             734,840
Production                                                (2,552)             (4,115)
                                                     -----------         -----------
Reserves - December 31, 1999                              21,574             818,977
                                                     ===========         -----------

Proved Developed Reserves

         December 31, 1997                                 2,236                  --
                                                     -----------         -----------
         December 31, 1998                                58,037              12,850
                                                     -----------         -----------
         December 31, 1999                                21,574             818,977
                                                     -----------         -----------

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)
--------------------------------------------------------------------

The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS 69:

                                                     December 31,        December 31,
                                                         1999                1998
                                                     -----------         -----------
Future cash inflows                                  $ 2,916,690         $   618,246
Future development costs                                (130,663)                 --
Future production                                       (970,580)           (122,981)
Future income taxes                                     (391,162)            (28,440)
                                                     -----------         -----------
Future net cash flows                                  1,424,285             466,825
10% annual discount for estimated
   timing of cash flow                                  (711,037)           (174,873)
                                                     -----------         -----------
Standardized measure of
   discounted future net cash flows                  $   713,248         $   291,952
                                                     ===========         ===========

Changes in Standardized Measure
   of Discounted Future Net Cash Flows:

Standardized measure of discounted
   future net cash flows (beginning)                 $   291,952         $    18,138
Sales of oil and gas, net of production costs            (30,588)               (276)
Net changes in price and production costs                 32,621            (137,291)
Net changes in reserve quantities                        (65,242)            121,016
Change in future income taxes                             (7,360)            (24,569)
Accretion of discount                                    (48,526)             84,463
Purchases and extensions of reserves in place            540,391             230,471
                                                     -----------         -----------
Standardized measure of discounted
   future net cash flows (ending)                    $   713,248         $   291,952
                                                     ===========         ===========


The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of prices changed only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with

                          NOTES TO FINANCIAL STATEMENTS

consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.


13.  FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS
     ---------------------------------------------------

      The Company's operating activities can be divided into three major segments: turnkey drilling services for Company sponsored partnerships, contract drilling services and the operation of oil and gas properties. The Company earns income from drilling oil and gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in providing contract drilling services for its limited partnerships and third parties. The Company charges Company sponsored partnerships and other third parties competitive industry rates for well operations and drilling services. Segment information for the years ended December 31, 1999 and 1998 is as follows:

                                                              December 31,        December 31,
                                                                  1999                1998
                                                              -----------         -----------
SEGMENT REVENUES:
     Turnkey Revenue and Related Partnership Fees             $ 5,017,984         $ 2,060,189
     Contract Drilling Services                                   792,439                  --
     Oil and Gas Sales                                             60,226              27,501
     Unallocated Amounts(1)                                        27,153              82,181
                                                              -----------         -----------
     Total Revenues                                           $ 5,897,802         $ 2,169,871
                                                              ===========         ===========

     (1) Interest income is not allocated in assessing segment performance

SEGMENT INCOME / LOSS BEFORE INCOME TAXES:
     Turnkey Income and Related Partnership Fees              $   583,144         $   160,997
     Contract Drilling Services                                   (25,239)                 --
     Oil and Gas Production                                        33,160             (17,702)
     Unallocated Amounts:
              General and Administrative                         (353,860)           (166,104)
              Interest Income (Expense), net                        1,669              82,181
              Other                                                    --              13,441
                                                              -----------         -----------
     Total Income (Loss)                                      $   238,874         $    72,813
                                                              ===========         ===========

SEGMENT ASSETS:
     Turnkey Drilling Operations                              $ 1,049,665         $ 1,889,397
     Contract Drilling Rig Operations                           1,995,703              65,000
     Oil and Gas Production Operations                          1,182,903             540,068
     Unallocated Amounts
              Cash                                                131,465             480,952
              Other                                                    --              19,925
                                                              -----------         -----------
     Total Assets                                             $ 4,359,736         $ 2,995,342
                                                              ===========         ===========

EXPENDITURES FOR SEGMENT
     LONG-LIVED ASSETS
     Turnkey Operations                                       $        --         $        --
     Contract Drilling Services                                 2,105,774                  --
     Oil and Gas Production Operations                            744,992             492,700
                                                              -----------         -----------
     Total Expenditures                                       $ 2,850,766         $   492,700
                                                              ===========         ===========