Form 10QSB
period 2000-03-31
BLUE RIDGE ENERGY INC
filed 2000-05-15
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            MARCH 31, 2000
                               ----------------------------------

         Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ______________

                          Commission File No. 0-277443
                             BLUE RIDGE ENERGY, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              NEVADA                                              61-1306702
-------------------------------                              -------------------
(State or Other Jurisdiction of                                 (IRS Employer
 Incorporation or Organization)                              Identification No.)

              632 ADAMS STREET, SUITE 710, BOWLING GREEN, KY 42101
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (270) 842-2421
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,809,794
                                                     ---------------------------

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
      FINANCIAL STATEMENTS OF REGISTRANT


         INDEX                                                                      NUMBER
         Condensed Balance Sheets (Unaudited) as of March 31, 2000 and
         December 31, 1999.                                                            2-3

         Condensed Statements of Income (Unaudited) for the three
         months ended March 31, 2000 and 1999.                                           4

         Condensed Statements of Cash Flows (Unaudited) for the three
         months ended March 31, 2000 and 1999.                                           5

         Notes to Condensed Financial Statements (Unaudited)                          6-13

         Report on Review by Independent Accountants

The condensed financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-KSB of the Registrant for its fiscal year ended December 31, 1999.

The condensed financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS               14-18

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  18
ITEM 2.  CHANGES IN SECURITIES                                              18
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                18
ITEM 5.  OTHER INFORMATION                                                  18
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   18

                             BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                  MARCH 31,         DECEMBER 31,
                                                     2000               1999
                                                 ----------         ------------
ASSETS

CURRENT ASSETS:
Cash                                             $  205,785           $  131,465
Accounts Receivable:
   Managed Limited Partnerships                     974,001              339,276
   Trade and Other                                  130,845               74,275
   Advances to Related Parties                          711              627,304
                                                 ----------           ----------

         Total Current Assets                     1,311,342            1,170,320

PROPERTY AND EQUIPMENT, NET                       3,187,131            3,178,606

OTHER ASSETS, NET                                    20,536               10,810
                                                 ----------           ----------

TOTAL ASSETS                                     $4,519,009           $4,359,736
                                                 ==========           ==========

                   The accompanying notes are an integral part
                          of these financial statements

                             BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                              MARCH 31,          DECEMBER 31,
                                                                 2000                 1999
                                                             -----------         ------------
LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities                      $   34,112          $   90,835
Current Portion Long Term Debt                                   110,231             110,231
                                                              ----------          ----------
         TOTAL CURRENT LIABILITIES                               144,343             201,066

LONG TERM DEBT                                                   361,628             418,511
DEFERRED INCOME TAX LIABILITY                                    199,137             150,139
                                                              ----------          ----------
         TOTAL LIABILITIES                                       705,108             769,716

COMMITMENTS AND CONTINGENCIES                                         --                  --

STOCKHOLDERS= EQUITY:
Preferred Stock, $0.001 par value; 5,000,000
    shares authorized; 697,600 and 636,950 shares
    issued and outstanding at March 31, 2000
    and December 31, 1999, respectively                              698                 637

Common Stock, $0.005 par value; 20,000,000
    shares authorized; 5,809,794 shares
    issued and outstanding at March 31, 2000
    and December 31, 1999, respectively                           29,049              29,049
    Additional Paid-In Capital                                 4,488,524           4,208,735
Accumulated Deficit                                             (704,370)           (648,401)
                                                              ----------          ----------
         TOTAL STOCKHOLDERS' EQUITY                            3,813,901           3,590,020
                                                              ----------          ----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                          $4,519,009          $4,359,736
                                                              ==========          ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                  3 MONTHS ENDED
                                                     MARCH 31,
                                             2000                1999
OPERATING REVENUES:                       ----------          ----------
Turnkey Contract Sales                    $  860,612          $2,079,600
Management Fees                               41,695              55,675
Reimbursed Costs                              37,960              31,815
Drilling Services Sales                      302,723                  --
Oil and Gas Sales                             68,845               6,705
                                          ----------          ----------
         Total Operating Revenues          1,311,835           2,173,795

OPERATING COSTS AND
    OTHER EXPENSES:

Turnkey Contract Costs                       693,478           1,666,500
Drilling Services Costs                      266,136                  --
Lease Operating Costs                         13,525               4,258
Depreciation, Depletion
   and Amortization                           36,000               3,032
Marketing Costs                               20,730             156,265
General and Administrative Costs             124,152              23,116
                                          ----------          ----------
         Total Operating Costs             1,154,021           1,853,171
                                          ----------          ----------

OPERATING INCOME                             157,814             320,624

OTHER INCOME (EXPENSE):

Interest Income (Expense)                     (9,335)             25,590
                                          ----------          ----------
         Total Other Income                   (9,335)             25,590
                                          ----------          ----------
INCOME BEFORE TAXES                          148,479             346,214

Income Tax Provision                         (48,998)           (114,240)
                                          ----------          ----------
NET INCOME                                $   99,481          $  231,974
                                          ==========          ==========
EARNINGS (LOSS) PER
COMMON SHARE:

     Basic                                $    (0.01)         $     0.03
     Diluted                              $    (0.01)         $     0.03
                                          ----------          ----------
     Weighted Average Common

         Shares Outstanding                5,809,794           5,168,245
                                          ----------          ----------

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     3 MONTHS ENDED
                                                                        MARCH 31,
                                                                 2000                1999
                                                              ---------          -----------
    CASH FLOWS FROM
    OPERATING ACTIVITIES:
    Net Income (Loss)                                         $  99,481          $   231,974
    Adjustments to Reconcile Net Income to
    Net Cash Flows from Operating Activities:
      Depreciation, Depletion and Amortization                   36,000                3,032
      Increase (Decrease) in Deferred Taxes                      48,998              114,240
      Decrease (Increase) in Accounts Receivable               (693,295)            (403,128)
      Increase (Decrease) in Accounts Payable
           and Accrued Liabilities                              (56,723)            (365,919)
                                                              ---------          -----------
    NET CASH PROVIDED (USED) BY
      OPERATING ACTIVITIES                                     (565,539)            (419,801)
    CASH FLOWS FROM
    INVESTING ACTIVITIES:
    Decrease (Increase) in Advances to Affiliate                626,593            1,092,696
    Decrease (Increase) in Other Assets                          (9,726)             126,007
    Purchase of Drilling Equipment                                   --           (1,092,334)
    Purchase of Oil and Gas Properties                          (44,525)            (347,726)
                                                              ---------          -----------
    NET CASH PROVIDED (USED)BY
    INVESTING ACTIVITIES                                        572,342             (221,357)
    CASH FLOWS FROM
    FINANCING ACTIVITIES:
    Additions to Notes Payable                                       --              392,334
    Payments of Notes Payable                                   (56,883)             (50,500)
    Issuance of Preferred Stock                                 279,850                3,750
    Retirement of Common Stock                                       --              (15,000)
    Payments of Preferred Stock Dividends                      (155,450)             (69,556)
                                                              ---------          -----------
    NET CASH PROVIDED (USED)
      BY FINANCING ACTIVITIES                                    67,517              261,028
                                                              ---------          -----------

    NET INCREASE (DECREASE) IN CASH                              74,320             (380,130)
    CASH AT BEGINNING OF PERIOD                                 131,465              480,952
                                                              ---------          -----------
    CASH AT END OF PERIOD                                     $ 205,785          $   100,822
                                                              =========          ===========

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash Paid for Interest                                    $  11,150          $        --
                                                              =========          ===========
    Cash Paid for Income Taxes                                $      --          $        --
                                                              =========          ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                            BLUE RIDGE ENERGY, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                            MARCH 31, 2000 AND 1999

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

Accounting Policies

     In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting only of normal adjustments, necessary to present fairly the financial position of Blue Ridge Energy, Inc., the results of operations for the three months ended March 31, 2000 and 1999, and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three month periods ended March 31, 2000 should not necessarily be taken as indicative of the results of operations that may be expected for the entire year 2000. The financial information as of March 31, 2000 should be read in conjunction with the financial statements contained in Blue Ridge Energy Inc.'s 10-KSB for 1999.

Principles of Consolidation

     The accompanying financial statements include the accounts of Blue Ridge Energy, Inc. and its investment in limited partnerships for which it acts as managing general partner. As such, the Company has the sole and exclusive right and power to manage and control the partnership. The Company accounts for its investment in limited partnerships under the proportionate consolidation method. Under this method, the Company's financial statements include its pro rata share of assets and liabilities and revenues and expenses, respectively, of the limited partnerships in which it participates. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2000 AND 1999

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

     The Company follows the industry practice of pro rata consolidation of its investments in these partnerships. Accordingly, the Company records on its financial statements its pro rata share of the assets, liabilities, revenues and expenses of each partnership. In connection with the sponsorship of oil and gas partnerships, the Company receives a management fee of approximately 5% of the capital contributions. Such fees are credited to income as earned.

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

     Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

                             BLUE RIDGE ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

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

     The costs of drilling exploratory wells are capitalized as part of the Company's uncompleted wells, equipment and facilities pending determination of whether the well has found proved reserves. Once a determination is made, the capitalized costs are either charged to expense or reclassification as part of the costs of the Company's wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense.

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

Impairment of Long-Lived Assets

     The Company follows the provisions of SFAS 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the company using the present value of future cash flows discounted at 10%.

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

                             BLUE RIDGE ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

     The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the 3 months ended March 31, 2000 and 1999:

                                                                      3 Months
Basic EPS computation -                                                 2000
---------------------                                                 ---------
     Net Income                                                       $  99,481
     Less: Preferred Stock Dividends                                   (155,450)
                                                                      ---------
     Earnings Available to Common Stockholders                        $ (55,969)
                                                                      =========


      Dates                      Shares          Fraction            Weighted
   Outstanding                 Outstanding       of Period        Average Shares
   -----------                 -----------       ---------        --------------
January 1 - March 31            5,809,794          100.0%            5,809,794

     Weighted Average Shares                                         5,809,794
                                                                     =========

                                                                      3 Months
                                                                        1999
                                                                     ----------
Basic EPS                                                            $   (0.01)
                                                                     ----------

                                                                      3 Months
Basic EPS computation -                                                 1999
---------------------                                                ----------
     Net Income                                                      $  231,974
     Less: Preferred Stock Dividends                                    (69,556)
                                                                     ----------
     Earnings Available to Common Stockholders                       $  162,418
                                                                     ==========

      Dates                      Shares          Fraction            Weighted
   Outstanding                 Outstanding       of Period        Average Shares
   -----------                 -----------       ---------        --------------
January 1 - March 31            5,171,578          100.0%             5,171,578
February 1 - March 31              (5,000)          66.6%                (3,333)
     Weighted Average Shares                                          5,168,245

                                                                      3 Months
                                                                        1999
                                                                     ----------
Basic EPS                                                            $     0.03
                                                                     ----------

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

                             BLUE RIDGE ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


2.   AFFILIATED OIL AND GAS PARTNERSHIPS
     -----------------------------------

     The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $860,612 and $2,079,600 during the three months ended March 31, 2000 and 1999, respectively. The Company receives a management fee from the partnerships for its services in connection with the selection of the joint venture prospects and the initial operations of the joint venture in addition to syndication fees for funds raised directly by the Company. Management fees and syndication fees earned during the three months ended March 31, 2000 and 1999 amounted to $41,695 and $55,675, respectively.

     In connection with the sponsorship of oil and gas partnerships, the Company is reimbursed by the partnerships for certain operating and overhead costs incurred on their behalf, including filing fees, legal fees, accounting fees, printing costs and other miscellaneous expenses. These reimbursements totaled $37,960 and $31,815 during the three months ended March 31, 2000 and 1999, respectively.

     Included in the Company's financial statements are contributions made to the various Company sponsored oil and gas partnerships, less the applicable loss generated by these partnerships relative to the Company's percentage ownership. The Company has allocated, on a pro-rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

3.   RELATED PARTY TRANSACTIONS
     --------------------------

Stock Transactions

     As of March 31, 2000, there are 5,809,794 shares of common stock issued and outstanding. A total of 3,126,893 shares are held by BRG and the remainder of 2,765,446 shares are held by approximately 600 shareholders, 40 of which are original stockholders of the Company.

Advances from Related Parties

     During 1998, the Company agreed with Blue Ridge Group, Inc. to acquire and develop oil and gas properties and drilling equipment in the Appalachian Basin of Kentucky. In order to facilitate the acquisition of these properties the Company advanced approximately $1,300,000, bearing interest at 12% per annum, to Blue Ridge Group, Inc. As of March 31, 1999 approximately $98,989 in interest had been earned under this arrangement and the entire balance had been repaid via the drilling of 10 gas wells and the purchase of drilling equipment.

     Additionally, Blue Ridge Group, Inc. provides various management, administrative, accounting and geological services for the Company at a rate of $20,000 per month. Blue Ridge Energy also reimbursed Blue Ridge Group for direct costs paid on its behalf. As of March 31, 2000 and 1999, approximately $0 was due and payable to Blue Ridge Group under this arrangement.

                  Report of Review by Independent Accountants
                  -------------------------------------------

To the Stockholderss and Directors of Blue Ridge Energy, Inc.

     We have reviewed the accompanying condensed balance sheet of Blue Ridge Energy, Inc., as of March 31, 2000, and the related condensed statements of income for each of the three-month periods ended March 31, 2000 and 1999 and the condensed statements of cash flows for the three-month periods ended March 31, 2000 and 1999. Such condensed financial statements and related disclosures have been prepared in accordance with the required format and disclosures prescribed by the SEC for Form 10-QSB. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with generally accepted accounting principles.

     We previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of income, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 24, 2000 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated in all material respects, in relation to the balance sheet from which it has been derived.

Looney, Samson & Associates, P.L.L.C.
Dallas, Texas
May 15, 2000

                             BLUE RIDGE ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

4.   PROPERTY AND EQUIPMENT
     ----------------------
     Property and equipment, stated at cost, consisted of the following at March 31, 2000 and 1999:
                                                     2000               1999
                                                  ----------         ----------
         Oil and Gas Properties                   $1,252,700         $  905,455
         Drilling Rigs and Equipment               2,105,774          1,092,334
         Furniture and Fixtures                          364                364
                                                  ----------         ----------
                                                   3,358,838          1,998,153
         Less Accumulated Depreciation               171,707             21,057
                                                  ----------         ----------
                                                  $3,187,131         $1,977,096
                                                  ==========         ==========

     Depreciation expense was $36,000 and $3,032 during the three months ended March 31, 2000 and 1999, respectively.

     During the first quarter of 1999 the Company consummated the purchase of an Ingersoll Rand drilling rig and its ancillary equipment for approximately $1.35 million of which approximately $600 thousand was provided by long term debt. In June, 1999 the Company consummated the purchase of another Ingersoll Rand drilling rig from Blue Ridge Group, Inc. for approximately $750 thousand.

 5.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

 Commitments

     The Company has agreed to automatically convert all shares of preferred stock outstanding effective as of the first day the Company's common stock is publicly traded on any exchange or over-the-counter, or June 30, 2000, whichever comes first.

 Contingencies

     The Company's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, the Company maintains general liability insurance coverage of approximately $5 million limited to $1 million per occurrence. The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

 6.  STOCKHOLDERS' EQUITY
     --------------------

     The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. As of March 31, 2000, the Company was authorized to issue 25,000,000 shares of stock -- 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

                             BLUE RIDGE ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

     As of March 31, 2000, there were 697,600 Series D Warrants issued and outstanding, none of which had been exercised.

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

     At March 31, 2000 and 1999, there were -0- and 169,450, shares of Series C Stock issued and outstanding , respectively.

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

     At March 31, 2000, there were 697,600 shares of Series D Stock issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

 SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
 1995:

 Statements, other than historical facts, contained in this report on Form 10KSB, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas; and we can give no assurance that our estimates and expectations will be realized. Important factors that would cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of our success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic-climate of the United States and foreign countries in which we may operate, if any; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in Blue Ridge Energy's Form 10KSB.

 RECENT DEVELOPMENTS:

 On March 1, 2000, Mr. Edward L. Stille was appointed President and Chief Executive Officer of BR Energy and Mr. Robert Burr resigned those two positions while continuing as Chairman of the Board of Directors. A copy of Mr. Stille's employment contract has been attached as Exhibit 10. Additionally, on April 4, 2000, the Board of Directors was expanded to include six (6) members and Mr. Stille along with Mr. Russell L. Vera and Mr. Harry J. Peters were elected to the Board of Directors. Mr. Vera will also function as Sr. Vice President-Exploration and Development and Mr. Peters will also function as Sr. Vice President- Sales and Marketing.

 FINANCIAL OVERVIEW

 RESULTS OF OPERATIONS:

 THREE MONTHS ENDED MARCH 31, 2000 AND 1999:

     BR Energy's net income decreased to $100 thousand during the first quarter of 2000 as compared to $232 thousand for the same period in 1999, Earnings per common share, which take into account cash dividends paid on preferred stock decreased to $(0.01) per share during the first quarter of 2000 as compared to $0.03 during the same period in 1999.

 Operating Revenues:
     Operating revenues totaled $1.3 million during the three months ended March 31, 2000 as compared to the $2.2 million recorded during the three months ended March 31, 1999, This decrease was primarily related to a decreased activity level in BR Energy's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 2000.

 Direct Operating Costs:
     Direct operating costs totaled $1.0 million during the three months ended March 31, 2000, as compared to the $1.7 million experienced during the same period in 1999. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues previously discussed.

 Other Operating Expenses:
     Marketing expenses decreased 86.0% to $20 thousand during the first quarter of 2000 from the $156 thousand experienced during this period in 1999 due to the decreased activity in sponsoring Limited Partnerships previously discussed. General and Administrative expenses increased 437% to $124 thousand during the first quarter of 2000 as compared to $23 thousand during the same period in 1999, primarily as a result of legal and accounting fees related to SEC reporting requirements and registration statements.

 Other Income (Expense):
     Other Income (Expense) decreased 136% to $(9) thousand in the first quarter of 2000 from $26 thousand due to reductions in interest income as funds were utilized for the purchase of two drilling rigs and development of oil and gas properties.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

 BALANCE SHEET REVIEW:

 ASSETS:

     BR Energy's current assets remained essentially the same at March 31, 2000 as at March 31, 1999. BR Energy's operations were the primary source of the fluctuations in accounts receivable and in cash. Property and equipment increased 60% to $3.2 million at March 31, 2000 as compared to $2.0 million at March 31, 1999 due to the purchase of two drilling rigs and development of oil and gas properties as previously discussed.

 LIABILITIES:

     BR Energy's current liabilities decreased 15% to $144 thousand at March 31, 2000 from $171 thousand at March 31, 1999 as equity funds were utilized in reducing debt. During 1999, BR Energy incurred $587 thousand of long-term debt associated with the purchase of the two drilling rigs previously discussed.

     Effective January 1, 1996, BR Energy adopted provisions of the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the use of the "liability method" under which deferred tax assets and liabilities are recognized for their estimated future tax consequences. At March 31, 2000 and 1999 BR Energy had recognized deferred income tax liabilities of $199 thousand and $178 thousand, respectively as a result of this methodology.

 STOCKHOLDERS' EQUITY:

     Total capital invested in BR Energy for Common and Preferred Stock increased 48% to $3.9 million at March 31, 2000 from $2.5 million at March 31, 1999, primarily as a result of the purchases of Preferred Stock by investors as previously discussed.

     Despite recording net income of $99 thousand, BR Energy's retained earnings declined 75% to an accumulated deficit of $606 thousand at March 31, 2000 from an accumulated deficit of $346 thousand at March 31, 1998 as the result of payment of approximately $468 thousand of cash dividends to BR Energy's Preferred Shareholders during 2000 and 1999.

 CAPITAL RESOURCES AND LIQUIDITY:

     Cash and cash equivalents totalled $205,785 at March 31, 2000, BR Energy has relied upon net inflows of cash from equity transactions, supplemented by net inflows of cash generated by its operating activities to fund the purchase of assets and its expansion. Management intends to further growth with similar equity transactions and cash flow from operations.

 REVIEW BY INDEPENDENT ACCOUNTANTS

     The "Independent Accountants' Report" included herein is not a "report" or "part of a Registration Statement" prepared or certified by an independent accountant within the meanings of Section 7 and 11 of the Securities Act of 1933, and the accountants' Section 11 liability does not extend to such report.

     The accompanying condensed financial statements and related disclosures (included in Part I item 1) have been reviewed by the Company's independent accountants in accordance with standards established by the American Institute of Certified Public Accountants. Their report on such review is included on page 13.

                                     PART II
                                OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS
          There are no legal proceedings pending against BR Energy, Inc.

 ITEM 2.  CHANGES IN SECURITIES
           During the first quarter of 2000, the Company issued 60,650 shares of Series D Preferred Stock for a net consideration of $279,850 (net of brokerage commissions and legal expenses of approximately $23,400).These Preferred Securities were sold to accredited investors using Regulation D, Rule 506 as an exemption from registration. See the notes to the accompanying condensed financial statements for a description of the terms of conversion or exercise of the securities and warrants.

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
          Not Applicable

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

 ITEM 5.  OTHER INFORMATION
          None

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          A.  Reports in Form 8-K:
              None
          B. Exhibits: The following exhibits are either attached hereto or incorporated herein by response.
                       10 -- Employment Contract with Edward Stille.


                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BLUE RIDGE ENERGY, INC.



 Date May 15, 2000                        By /s/ James T. Cook, Jr.
                                            --------------------------------
                                            James T. Cook, Jr.
                                            Sr. Vice President-Finance & CFO