Form 10KSB40/A
period 1999-12-31
BLUE RIDGE ENERGY INC
filed 2000-07-11
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                AMENDMENT #1 TO
                                 FORM 10-KSB/A

                                   (Mark One)

    X Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ________ to ________

                         Commission file number 0-277443

                             BLUE RIDGE ENERGY, INC.
                 (name of small business Issuer in the Charter)

              NEVADA                                     61-1306702
(State or Other Jurisdiction of               (IRS Employer Identification No.)
  Incorporation or Organization)

     632 ADAMS STREET, SUITE 710,
         BOWLING GREEN, KY                                   42101
(Address of Principle Executive Offices)                   (Zip Code)

                                 (270) 842-2421
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                     COMMON STOCK PAR VALUE $.005 PER SHARE
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by filed by
Section 13 or 15(d) of the Exchange Act during the part 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year. $5,870,649

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,371,890 as of March 24, 2000 based upon the closing price of the common stock on the OTC "Pink Sheets" on March 24, 2000 of $2.375 per share. As of March 24, 2000 the registrant had 5,809,794 shares of Common Stock, par value $0.005 per share, and 697,700 shares of Series D Preferred Stock, par value $0.001 per share, outstanding.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         5,809,794 SHARES OF COMMON STOCK OUTSTANDING AT MARCH 25, 2000 697,700 SHARES OF PREFERRED STOCK OUTSTANDING AT MARCH 25, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

   The following documents are incorporated by reference in this report: NONE

                                 FORM 10-KSB/A

                               TABLE OF CONTENTS
                               -----------------

                                     PART I

1.   Description of Business...................................................1
2.   Description of Properties.................................................4
3.   Legal Proceedings.........................................................7
4.   Submission of Matters to a Vote of Security Holders.......................7

                                     PART II

5.   Market Price for Common Equity and Related Stockholders Matters...........8
6.   Management's Discussion and Financial Analysis of Financial Condition.....9
7.   Financial Statements.....................................................13
8.   Change in and Disagreements with Accountants
        on Accounting and Financial Disclosure................................13

                                    PART III

9.   Directors, Executive Officers, Promoters and Control Persons
        Compliance with Section 16(a) of the Exchange Act.....................13
10.  Executive Compensation...................................................15
11.  Securities Ownership of Certain Beneficial Owners and Management.........15
12.  Certain Relationships and Related Transactions...........................16
13.  Exhibits and Reports on Form 8-K.........................................19

                                     PART IV

Signatures....................................................................19
Exhibit Index.................................................................19

                              Financial Statements

Independent Auditors' Report.................................................F-1
Balance Sheets...............................................................F-2
Statements of Income.........................................................F-3
Statements of Changes in Stockholders' Equity................................F-4
Statements of Cash Flows.....................................................F-5
Notes to Financial Statement's...............................................F-6









                                     PART I

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

COMPETITION, MARKETS AND REGULATIONS

COMPETITION

         The oil and gas industry is highly competitive in all its phases. BR Energy encounters strong competition from other independent oil and gas producers. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as, for the equipment and labor required to operate and develop such properties. Many of its competitors possess substantially greater financial resources, personnel and budgets that are substantially greater than ours which may affect our ability to compete with companies in Kentucky, Texas, New Mexico or West Virginia.

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

REGULATIONS

         Environmental Regulation
         ------------------------

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

         The company generates wastes that may be subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain wastes generated by the Company's operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

         The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although the Company believes that it has utilized good operating and waste disposal practices, prior owners and operators of these properties may not have utilized similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the company or on or under locations where such wastes have been taken for disposal. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws, as well as state laws governing the management of oil and natural gas wastes. Under such laws, the company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

         CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for the waste of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

         Federal Regulation of Natural Gas
         ---------------------------------

         The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a summary of the principal statutes, regulations and orders that may affect the production and sale of natural gas from BR Energy properties.

         FERC Orders
         -----------

         Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities.FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resell the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

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

         State Regulations
         -----------------

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

OPERATING HAZARDS AND INSURANCE

         The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to BR Energy due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, we maintain insurance against some, but not all, of the risks described above. However, there can be no assurance that any insurance obtained by us will be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against, could materially and adversely affect our financial condition and operations.

EMPLOYEES

         BR Energy has no employees. BR Energy's majority shareholder, Blue Ridge Group, however, has a staff of geologists, petroleum engineers, drilling and accounting personnel who administer the operations of BR Group and BR Energy. As of December 31, 1999, BR Group had sixty (60) employees of which approximately fifteen (15) are geological and administrative personnel. The remainder are employed in oil and gas drilling and service activities. BR Energy pays a $20,000 per month management fee to BR Group for administrative and overhead expenses. This management fee is intended to cover only the expenses attributable to the fifteen (15) geological and administrative personnel which are applicable to BR Energy's operations.

         During 1998, management of BR Group conducted an analysis of the time spent by each of the fifteen (15) employees that performed services for BR Energy. Based on these time estimates, the employees' annual compensation was allocated to the applicable entity (Group or Energy) receiving the services. Although the actual services rendered on a month to month basis may vary, depending on many factors, management of BR Energy is of the opinion that the method used is reasonable and the Company receives fair value for these services.

         Annually, Management reviews the salary structure of applicable employees and proportional allocations to determine the reasonableness of the amounts and that fair value is received for services rendered. For the year ended December 31, 1999. No material modifications in the management contract or management fee were made as it was determined by management that the amounts charged and the services received were reasonable.

         Annually, the Board of Directors will determine if any of the executive officers of BR Energy (discussed on page 14) are eligible for a performance bonus. During 1998, Robert D. Burr was paid a performance bonus of $25,000.

2.       PROPERTIES

         As of December 31, 1999, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 43 wells, of which 30 are presently productive, located in Kentucky, Texas , West Virginia and New Mexico.

         The following table summarizes by geographic area BR Energy's reserves and gross and net interests in producing oil and gas wells and oil and gas wells in progress as of December 31, 1999. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

WELLS IN PROGRESS                GROSS WELLS                       NET WELLS
GEOGRAPHIC AREA              ------------------                    ---------
                             OIL            GAS                OIL           GAS
                             ---            ---                ---           ---

Kentucky                     0.00           3.00             0.00           0.90
West Virginia                0.00           6.00             0.00           0.41
                             ----        -------             ----           ----
               Totals        0.00           9.00             0.00           1.31
                             ====        =======             ====           ====


PRODUCTIVE WELLS                GROSS WELLS                        NET WELLS                          RESERVES
                                -----------                        ---------                          --------



GEOGRAPHIC AREA                OIL          GAS             OIL           GAS               OIL              GAS
                               ---          ---             ---           ---               ---              ---
                                                                                           (BBLS)           (MCF)
New Mexico                     1.00         0.00            0.67          0.00             17,963           18,000
Texas                          1.00         4.00            1.00          1.31              3,611           69,000
Kentucky                       0.00        15.00            0.00          3.92                  0          731,977
                               ----       ------            ----          ----             ------          -------
               Totals          2.00        19.00            1.67          5.23             21,574          818,977
                               ====       ======            ====          ====             ======          =======

KEY PROPERTIES

         The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners and is subject to various royalty and overriding royalty interests which generally range in total to between 20%-30% on each property. Management does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of properties or materially interfere with their use.

         The following are the primary properties held by BR Energy as of December 31, 1999:

         HOMESTAKE #1: The Homestake #1 oil well is a development well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 which is a 50.2% Net Revenue Interest.

         HARLAN/BIG SANDY PROSPECTS: Since December 31, 1998, BR Energy has embarked on an Appalachian Basin twenty-five (25) development well drilling program in Bell, Knox and Harlan counties of Kentucky. As of December 31, 1999, eighteen (18) wells have been drilled. Of the eighteen (18), seven (7) are currently in production and selling gas, the remaining eleven (11) have been drilled and are in various stages of completion. These wells account for 74% of the total value of BR Energy's reserves as of December 31, 1999, with no single well being a majority of the reserve value attributed thereto. BR energy owns varying Working Interests in these wells ranging from 25% to 30.25% of the Working Interest with Net Revenue Interests ranging from 18.75% to 22.69% in each well. Four (4) of the gas wells in the completion phase are in an area in Harlan County, Kentucky, where local utilities have not hooked into the gas pipeline as scheduled by the gas purchaser. The date on which gas sales are anticipated from these four (4) wells is uncertain.

         KEEGAN GIBSON #1: The Keegan Gibson #1 oil well is a development well located in Smith County, Texas and accounts for 3% of the total value of BR Energy's reserves as of December 31, 1999. In December of 1999, BR Energy increased its ownership in this well to 100% of the Working Interest which is a 75% Net Revenue Interest.

         AMEND #1 & CATOR #1: The Amend #1 and Cator #1 wells are development wells located in Sherman County, Texas and account for 4% of the total value of BR Energy's reserves as of December 31, 1999. In December of 1999, BR Energy purchased 100% of the Working Interest which is a 75% Net Revenue Interest in these two wells.

         MACK PIERCE #1: During 1999, BR Energy acquired an interest in the Mack Pierce #1 well in Wharton County, Texas, which began drilling in December, 1999, was determined commercially productive, and will be completed and put into production during the first quarter of 2000. BR Energy owns 18.67% of the Working Interest in the Mack Pierce #1 which is a 14.00% Net Revenue Interest. Since the well had not been completely drilled and evaluated as of December 31, 1999, no reserves attributable to this well were included in BR Energy's reserve valuations.

         SHELBY COUNTY, TEXAS: At the end of 1999, BR Energy acquired an interest in one (1) development well in Shelby County, Texas, which is scheduled to begin drilling during the first quarter of 2000.

         MINGO AND WYOMING COUNTIES, WEST VIRGINIA: At the end of 1999, BR Energy acquired an interest in six (6) development wells in Mingo and Wyoming Counties, West Virginia. Drilling activities for these wells began in December, 1999.

         DRILLING RIGS: During 1999, the Company acquired two drilling rigs and ancillary equipment. Rig #4 is a 1999 Ingersoll Rand RD-20 which is capable of drilling to 5,000 feet and Rig #2 which is an Ingersoll Rand TR-4 acquired from BR Group which is capable of drilling to 3,000 feet. The drilling rigs are managed by BR Group on behalf of BR Energy and are used to drill wells for oil and gas partnerships sponsored by BR Energy as well as on a contract basis for other third parties.

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

         The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners and is subject to various royalty and overriding royalty interest which generally range in total between 20%-30% on each property.

         Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use.

PRODUCTION AND SALES PRICE

         The following table summarizes the sales volumes of BR Energy's net oil and gas production expressed in barrels of oil. Equivalent barrels of oil are obtained by converting gas to oil on the basis of their relative energy content; Six thousand cubic feet of gas equals one barrel of oil.

                                                    NET PRODUCTION        NET PRODUCTION      NET PRODUCTION
                                                      FOR THE YEAR        FOR THE YEAR         FOR THE YEAR
                                                         12/31/99             12/31/98             12/31/97
                                                         --------             --------             --------
Net Volumes (Equivalent Barrel)                            3,238               2,051                 1,414
Average Sales Price per Equivalent Barrel                 $18.60              $13.41                $20.00
Average Production Cost per Equivalent Barrel
        (includes production taxes)                       $ 5.48              $13.27                $11.72

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

                                                    DECEMBER 31, 1999        DECEMBER 31, 1998          DECEMBER 31, 1997
                                                                NATURAL                 NATURAL                    NATURAL
                                                   OIL            GAS        OIL         GAS            OIL         GAS
                                                   ---            ---        ---         ---            ---         ---
                                                  (BBLS)         (MCF)      (BBLS)       (MCF)        (BBLS)       (MCF)
Proved developed reserves at end of year:
Balance at beginning of year                      34,959       30,850        2,236            0        1,005       40,005
Extensions, discoveries and other additions            0      734,840       20,989       20,989        1,076            0
Revisions of previous estimates                  (14,397)      12,850            0            0         (989)     (40,000)
Purchases of minerals in place                     3,564       70,252       13,452       10,850          580            0
Production                                        (2,552)      (4,115)      (1,718)      (2,000)      (1,414)          (5)
                                                --------     --------     --------     --------     --------     --------
Balance at end of year                            21,574      818,977       34,959       30,850        2,236            0
                                                --------     --------     --------     --------     --------     --------

BBLS-Barrels of Oil   MCF-Million cubic feet of gas

         In estimating the oil and natural gas reserves, BR Energy, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997, 1998 and 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price BR Energy reasonably expects to receive.

         Future prices received for the sale of BR Energy's product may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the SEC.

DRILLING ACTIVITIES

                                                        Oil Wells                             Gas Wells
                                               1999        1998      1997          1999          1998          1997
                                               ----        ----      ----          ----          ----          ----
Exploratory Wells                                 -          --        --            --            --             2
Development Wells                                 -           2         8            20             3            --
                                               ----        ----      ----          ----          ----          ----
               Total Wells                        -           2         8            20             3             2

3.       LEGAL PROCEEDINGS

         Neither BR Energy nor any of its properties is subject to any material pending legal proceedings. From time to time, BR Energy may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of the company.

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

                                                 HIGH BID            LOW BID
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

         BR Energy's Preferred Stock entitles all holders to receive dividends of 12% per annum, payable monthly, based upon the total number of shares outstanding. BR Energy has paid cash dividends on its Preferred Stock as follows:

                               1999                 1998               1997
                           ------------         ------------       -----------
                             $ 313,114            $ 336,448          $ 231,447

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

SHAREHOLDER INFORMATION

         As of December 31, 1999, there are approximately 490 shareholders of BR Energy's Common Stock.

6.       MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION

         The following discussion is intended to assist in an understanding of BR Energy's financial position and results of operations for each year of the three year period ended December 31, 1999. The Financial Statements and the notes thereto which follow, contain detailed information that should be referred to in conjunction with the following discussion.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

         Statements, other than historical facts, contained in this report on Form 10-KSB, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Management's strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, acquisition, development and marketing of oil and gas; and we can give no assurance that our estimates and expectations will be realized. Important factors that would cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of our success in discovering, acquiring, developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States and foreign countries in which we may operate, if any; the effect of hedging activities; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10-KSB.

FINANCIAL OVERVIEW

         Blue Ridge Energy, Inc. (BR Energy), is a publicly traded, independent oil and gas company engaged in the drilling, exploration, development and production of oil and gas properties in Texas, Kentucky, West Virginia and New Mexico. BR Energy has participated in 43 wells and owns two drilling rigs, which are used to drill oil and gas wells for joint ventures and limited partnerships sponsored by it and for other non-affiliated oil and gas companies.

         Historically, BR Energy has grown through drilling with joint ventures and limited partnerships it has sponsored. While BR Energy will continue to sponsor joint ventures and limited partnerships in the future, it will complement those programs with the expansion of its oil and gas reserves through acquisitions and greater participation in oil and gas properties.

         To accomplish these expanded goals, it has recently appointed Ed Stillie as President, with a mandate to grow BR Energy through parallel courses of increasing the reserves and production through acquisitions and exploratory programs and expanding our sponsorship of industry and limited partnership drilling programs.

RESULTS OF OPERATION

         Net income was $153,000 in 1999 compared to $48,000 in 1998, and a net loss of $89,000 in 1997. On a per share basis, which takes into account cash dividends paid on preferred stock, BR Energy had a net loss of $0.03 per share in 1999, as compared to a net loss of $0.09 per share in 1998 and a net loss of $0.20 per share in 1997.

OPERATING REVENUES

         Operating revenues totaled $5,900,000 in 1999; a 181% increase from the $2,100,000 in 1998 which was a 29.7% decrease from the $3,000,000 recorded in 1997. Turnkey drilling contract sales included in operating revenues were $4,634,000 in 1999, as compared to $1,743,000 in 1998 and $2,616,843 for 1997.
Oil and gas sales included in operating revenues were $60,226 for 1999, as compared to $27,501 for 1998 and $28,277 for 1997. Operating revenues also includes fees earned from the sponsoring of oil and gas drilling partnership in the form of management fees, syndication fees, and other reimbursed costs. These fees included in operating revenues totaled $383,895 in 1999 as compared to $316,978 for 1998 and $325,791 for 1997. BR Energy also acquired two (2) drilling rigs in 1999 which generated revenues of $792,000 for 1999 versus 0 such revenues in 1998 or 1997.

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

         Production from BR Energy's oil and gas activities continued to increase in 1999 from 1998 despite the abandonment of eight (8) oil wells for economic reasons. Increased production in 1998, from that of 1997, from BR Energy's oil and gas activities was negated by a sharp decline in oil prices in the early portion of 1998, thereby causing oil and gas revenues to remain essentially unchanged.

DIRECT OPERATING COSTS

         Direct operating costs totaled $4,300,000 in 1999, a 207% increase from the total of $1,400,000 in 1998, which was a 35.1% decrease from the $2,200,000 incurred in 1997. Direct operating costs are the turnkey drilling contract costs for the drilling, completion, and equipping of oil and gas wells. The increase in these costs for 1999 are a result of increased activity levels previously discussed, as well as the addition of $709,000 in drilling rig operation costs; while the decrease during 1998 was a result of lower oil and gas prices causing a reduction in drilling funds raised during 1998 and correspondingly, resulted in reduced drilling costs.

OTHER OPERATING EXPENSES

         Other operating expenses increased 96.9% to $1,290,000 from $655,000 in 1998 which was a decrease of 23.3% from the $854,000 experienced in 1997 primarily as a result of concurrent variations in the marketing efforts in the marketing of BR Energy's Limited Partnerships as previously discussed. Additionally, a 112% increase in General and Administrative costs to $354,000 in 1999 as compared to $166,000 in 1998, was directly caused by legal and professional fees incurred in satisfying SEC reporting requirements.

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

GENERAL AND ADMINISTRATIVE EXPENSES

         General and Administrative costs for 1999 were $353,860 and $166,104 for 1998. Such amounts include a portion of the management fee charged by BR Group; $155,000 for 1999 and $78,000 for 1998. The remainder of the management fee is allocated to cost of sales, amounting to $85,000 in 1999 and $162,000 in 1998. The allocation of the management fee is based on management's estimate of the percentage of costs applicable to each of the categories (i.e., cost of sales or g & a expenses). This is determined by the volume of activity during the year and type of services that are rendered by BR Group.

         The balance of general and administrative expenses consists primarily of legal and accounting fees of $150,058 in 1999 and $57,005 in 1998. The increase in professional fees was due to additional reporting requirements in connection with the filing of a 1934 Act Registration Statement in September, 1999.

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

         A valuation allowance for BR Energy's deferred tax asset of $35,442 in 1998 (see note 8 to the accompanying audited financial statements) was not provided due to existing taxable temporary differences sufficient to offset the net operating loss ("NOL") carryforward. At December 31, 1999, the Company had $35,000 of its NOL remaining to reduce its future taxable net income.

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

         These interest bearing, unsecured advances were made to BR Group in order to facilitate; (1) the acquisition and development of oil and gas properties in the Appalachian Basin, (2) to purchase a new Ingersoll Rand RD20 rig and a TR4 drilling rig and ancillary equipment and (3) improved interest income from available funds. Such advances were repaid in full by June of 1999 and the balances at December 31, 1999 represent temporary balances incurred in normal daily business as properties are developed.

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

LIABILITIES

         BR Energy's current liabilities decreased 61% to $201,000 at year-end 1999 from $520,000 at the end of 1998 as a result of BR Energy's fulfilling its turnkey drilling commitments during normal operations and the payment of various short term promissory notes to limited partner investors.

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

         During 1999, BR Energy entered into various long-term notes payable, secured by drilling equipment, in order to purchase drilling equipment. The balance due under these notes at December 31, 1999, is approximately $529,000.

STOCKHOLDERS' EQUITY

         Total capital invested in BR Energy for Common and Preferred Stock increased 45% to $4,200,000 at year-end 1999 from $2,900,000 at the end of 1998 as a result of the purchases of 369,250 shares of Series D. Preferred Stock by investors as previously discussed. Approximately 667,970 shares of Preferred Stock were converted into 1,038,194 shares of Common Stock during 1999 and 1998. BR Energy's majority shareholder, BR Group exercised options to purchase 2,800,000 shares of Common Stock in 1998. For further information regarding the capital structure of BR Energy (see Note 10 of the Financial Statements).

         Despite recording net income of $153,000, BR Energy's retained earnings declined 45% to an accumulated deficit of $648,000 at December 31, 1999 from an accumulated deficit of $448,000 at December 31, 1998 as the result of the payment of cash dividends totaling $313,000 to BR Energy's Preferred Shareholders during the year, 1999.

CAPITAL RESOURCES AND LIQUIDITY

         BR Energy's current ratio (current assets / current liabilities) was
5.82 to 1 in 1999 and 4.05 to 1 in 1998. Such calculations include the accounts receivable from managed oil and gas drilling partnerships ($337,000 in 1999 and $248,000 in 1998) and advances to related parties ($627,000 in 1999 and $1,467,000 in 1998). The change in the current ratio from 1999 to 1998 was due primarily to contributed capital from the sale of Preferred Stock combined with borrowing proceeds, more than offsetting funds used in the acquisition of oil and gas properties and drilling equipment.

         BR Energy's primary source of cash in 1999 was derived from the sale of oil and gas limited partnerships, equity and the operation of oil and gas properties. Without these sources of cash, BR Energy would not have adequate sources of cash for its operations. While BR Energy expects that its revenue sources will not significantly change in 2000, BR Energy will be increasing its emphasis on drilling and developing oil and gas properties in order to increase its revenue from oil and gas production.

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

         As of December 31, 1999, the Company had sufficient cash to satisfy its operating needs for a period of 90 days or longer considering the funds previously advanced to Blue Ridge Group as of December 31, 1999 of $627,304. The Company plans to continue funding its operating needs by sponsoring 3 to 5 limited partnership oil and gas drilling programs a year.

7.       FINANCIAL STATEMENTS

         The response to this item is set forth herein in a separate section of this Report, beginning on Page F-1.

8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

                                    PART III

9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Set forth below is certain information regarding the directors and executive officers of BR Energy. These individuals are not employed directly by BR Energy. Their compensation is included under a management agreement with BR Group as more fully discussed on page 15.

DIRECTORS AND EXECUTIVE OFFICERS
--------------------------------

NAME                    AGE        POSITION(S) WITH BR ENERGY
Robert D. Burr          54         Chairman of the Board of BR Energy, President and Chief Executive
                                   Officer
Edward L. Stillie       55         Director of BR Energy, President & Chief Executive Officer
James T. Cook, Jr.      47         Director of BR Energy, Senior Vice President-Finance and Chief
                                   Financial Officer
Harry Peters            56         Director of BR Energy, Senior Vice President-Sales and Marketing
Gregory B. Shea         38         Director of BR Energy, Senior Vice President-Operations
Russell L. Vera         38         Director of BR Energy, Senior Vice President-Exploration and
                                   Development

         ROBERT D. BURR, age 54, Bowling Green, Kentucky, has been Chairman of the Board, President and Chief Executive Officer of BR Energy since May, 1996. He resigned as President and

Chief Executive Officer on March 1, 2000. A native of Port Arthur, Texas, Mr. Burr attended McNeese State College, Lake Charles, Louisiana. He has been active for over 20 years in the oil and gas business with a myriad of companies. He has been the Chairman of the Board, President and Chief Executive Officer of BR Group, since August 1993.

         EDWARD L. STILLIE, age 55, Bowling Green, Kentucky, Mr. Stillie joined BR Energy on March 1, 2000 as President and Chief Executive Officer and became a Director on April 10, 2000,. He has a strong background in management and oil and gas syndication, having been a senior executive for the past 20 years with companies such as NRM Corporation, Boston Financial, Inc. and most recently, as National Marketing Director and Senior Vice President for Houston-based Swift Energy Company.

         JAMES T. COOK, Jr., age 47, Bowling Green, Kentucky, has been Sr. Vice President, Finance and a Director of BR Energy since May 1996. Mr. Cook also serves as Secretary and Treasurer of BR Energy. He is an accountant by training, and a graduate of Stephen F. Austin State University, Nacogdoches, Texas. From 1983 to 1989, he was Vice President, Finance and Treasurer of the Shanley Corp., Dallas, Texas, a publicly owned oil and gas exploration company. From 1990 through 1994, he served in various financial capacities for a group of Florida based companies with interests in Caribbean resorts, stores, and manufacturer of bath products. Since June 1, 1995, he has been a Director and the Vice-President-Finance and Chief Financial Officer of BR Group. In 1997, Mr. Cook became the brother-in-law of Mr. Burr.

         HARRY J. PETERS, age 56, Bowling Green, Kentucky. Mr. Peters joined BR Energy as a Director and Sr. Vice President-Sales and Marketing on April 10, 2000. A native of New York, he has over 30 years of experience in sales and marketing, both domestic and international. Over the years, he has developed close working relationships with investment bankers, institutional investors, and securities dealers while directing market financing of reserve purchases, and raising drilling risk capital and venture capital for wells in Texas, Kentucky, Oklahoma, Louisiana, Colorado, West Virginia and Utah. Mr. Peters has been a Director and Sr. Vice President-Sales and Marketing of BR Group since April of 1999. He is a graduate of St. Michaels College in Santa Fe, New Mexico.

         GREGORY B. SHEA, age 38, Bowling Green, Kentucky, has been a Director and Senior Vice President-Operations of BR Energy since August, 1999. Mr. Shea has been President of Blue Ridge Builders, Inc., a residential/commercial builder in Bowling Green, Kentucky and a majority-owned subsidiary of BR Group since November, 1994 and he was elected a Director of BR Group in February, 1995. Since that time, Mr. Shea has managed BR Group's Kentucky drilling and field operations. He is a native of Plano, Texas. Between 1981 and 1986, he attended the University of North Texas. Mr. Shea is a son-in-law of Mr. Burr.

         RUSSELL L. VERA, age 38, Bowling Green, Kentucky, became a Director and Sr. Vice President-Exploration and Development on April 10, 2000. A native of Gonzales, Texas, Mr. Vera is a graduate of Ball High School, Galveston, Texas, and attended the University of Houston for four years a graphic arts major. He has been President of Fortune Exploration of Kentucky, Inc. since 1992 and he was President of Fortune Exploration, Inc., Irving, Texas, an independent oil and gas producer, from 1989 until 1992, and President of Oak Ridge Exploration, Inc., Shreveport, Louisiana, in 1992. Between 1987 and 1989, he was a registered representative in Santa Monica, California, of West Coast Securities Corp., a registered broker dealer. Mr. Vera is a son-in-law of Mr. Burr.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1034

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

10.      EXECUTIVE COMPENSATION

The following compensation was paid directly to the executives of BR Energy during the years ended December 31, 1999, 1998 and 1997:

Name and
Principal Position     Year            Annual Compensation                     Long-Term Compensation                      All
                                                                                                                          Other
                                                                                               Awards        Payouts  Compensation
                                Salary        Bonus      Other Annual       Restricted      Securities        LTIP         ($)
                                  ($)          ($)       Compensation      Stock Awards      Underlying      Payouts
                                                             ($)               ($)          Options/SAR's       ($)
Robert D. Burr         1999      $   0      $       0       $   0               $   0             0           $   0        $   0
                       1998      $   0      $  25,000       $   0               $   0             0           $   0        $   0
                       1997      $   0      $       0       $   0               $   0             0           $   0        $   0
James T. Cook, Jr.     1999      $   0      $       0       $   0               $   0             0           $   0        $   0
                       1998      $   0      $       0       $   0               $   0             0           $   0        $   0
                       1997      $   0      $       0       $   0               $   0             0           $   0        $   0
Gregory B. Shea        1999      $   0      $       0       $   0               $   0             0           $   0        $   0
                       1998      $   0      $       0       $   0               $   0             0           $   0        $   0
                       1997      $   0      $       0       $   0               $   0             0           $   0        $   0


11.      SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth each stockholder who is known to the Company to be the beneficial owner of more than 5% of the common stock of the Company at December 31, 1999.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                Name and Address                  Amount and Nature
Title of Class                  of Beneficial Owner               of Beneficial Owner         Percent of Class
--------------                  -------------------               -------------------         ----------------

Indirect Ownership:

Common stock                    Robert D. Burr                           1,872,235 (1)                19.1%
                                632 Adams Street-Suite 710
                                Bowling Green, KY 42101

Common stock                    Russell L. Vera                          1,872,235 (2)                19.1%
                                632 Adams Street-Suite 110
                                Bowling Green, KY 42101

Direct Ownership:

Common stock                    Blue Ridge Group, Inc.                   7,126,893 (3)                72.7%
                                632 Adams Street Suite 700
                                Bowling Green KY 42101

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

(3) BR Group's beneficial ownership is attributable to its direct ownership of 3,126,893 shares of common stock and warrants to purchase 4,000,000 shares at $0.05. Said warrants expire March 31, 2003.

(4) Mr. Burr and Mr. Vera (Mr. Burr's son-in-law) have disclaimed beneficial interest in each others respective shares.

The table below sets forth the beneficial stock ownership of all directors and officers of BR Energy as of December 31, 1999.

                    Name and Address                Amount and Nature
Title of Class      of Beneficial Owner             of Beneficial Owner      Percent of Class
--------------      -------------------             -------------------      ----------------
Common stock        Robert D. Burr, President              1,872,235 (1)                 19.1%
Common stock        All Directors and Officers             1,872,235                     19.1%
                    as a group (3 persons)

(1) Mr. Burr's beneficial ownership is attributable to his trust's ownership of 26.27% of BR Group which in turn owns 72.7% of BR Energy. Included in this table are warrants held by BR Group to purchase and additional 4,000,000 shares of BR Energy at $0.05 a share. Said warrants expire on March 31, 2003.

12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         BR Group owns approximately 53.9% of the Common Stock of BR Energy as of December 31, 1999. BR Energy has entered into several transactions with BR Group as follows:

STOCK TRANSACTIONS

         In March 1996, BR Group acquired 1,000,000 shares of BR Energy's common stock from BR Energy for $0.10 a share, or $100,000. In June 1996, after a five to one share reverse stock split BR Group acquired another 1,000,000 shares of common stock from BR Energy for $0.05 per share, or $50,000 and warrants to purchase an additional 2,000,000 shares of common stock at $0.05 per share. During February 1998, BR Energy granted warrants to BR Group to purchase an additional 5,000,000 shares of restricted common stock at $0.05 per share.

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

         Under a previous arrangement with one of the company's partnerships (the Home Stake Joint Venture, as described in Note 4), the company had agreed to provide certain workover funds and had the rights to 100% of the partnership's revenues from the well until the workover funds had been recovered. Thereafter, the Home Stake Joint Venture would revert to its original working interest position. During 1999, the company issued 250,000 shares of its common stock in exchange for the partnership's reversionary interest in the well.

LOANS FROM BR GROUP

         During 1996, BR Group loaned $126,000 to BR Energy for the purchase of a working interest in a gas well in Vermillion Parish, Louisiana. This loan was repaid during the first quarter of 1997.

         During 1997, BR Energy purchased for $250,000 the JW Harris #1C oil well, Frio County, Texas from two shareholders of BR Group. The shareholders were the Longhorn Trust and the Argyle Trust, which were Trusts established under Kentucky law for the benefit of the families of Robert Burr and Russell Vera, respectively. Russell Vera is a son-in-law of Robert Burr. Subsequent to this purchase, the well's performance deteriorated significantly and the selling parties agreed to buy the well back from BR Energy for the original purchase price of $250,000. This $250,000 was paid in March, 1998.

         During 1998, the company agreed to participate with BR Group in the acquisition and development of oil and gas properties in the Appalachian Basin of Kentucky. The Company advanced $1,300,000, bearing interest at 12% per annum, to BR Group related to these acquisitions.

         During the years ended 1998 and 1999, the Company earned interest income under this arrangement of $73,400 and $27,153, respectively. During 1999, BR Group reduced this obligation through the sale of a drilling rig and ancillary equipment to the Company and performance of services in the drilling and completion of various oil and gas wells under the terms of turnkey drilling contracts. As of December 31, 1999, the balance had been reduced to $627,304. BR Group reduced this obligation to $-0- in 2000 through the performance of additional services under the terms of turnkey drilling contracts and cash payments.

CONTRACTUAL AGREEMENTS

         Since June of 1996, BR Energy has entered into turnkey drilling contracts with BR Group and other affiliates for the acquisition, drilling, completing and equipping of oil and gas wells for BR Energy and the nine (9) oil and gas drilling partnerships that BR Energy has sponsored. A summary of the amounts involved in these contracts is as follows:

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

         BR Energy also reimburses BR Group for marketing costs paid on its behalf which amounted to $176,540 in 1999. As of December 31, 1999 and 1998, approximately $-0- was due and payable to BR Group under this arrangement.

         In March 1999, BR Energy purchased ancillary equipment to be used in association with drilling rig #4 from BR Group at a price of $415,000. In April 1999, BR Energy purchased drilling rig #2 with associated ancillary equipment from BR Group at a price of $750,000.

         During 1999 and 1998, BR Energy had no significant customers or suppliers, other than its major stockholder, (BR Group) who could individually have a significant adverse effect on the Company's operations. See Note 4 to BR Energy's Financial Statements, included herein, for additional information.

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

                                              1999                    1998
                                         ---------------          -------------
            Commissions                  $    1,088,138           $    546,713
            Due Diligence Fees                   43,493                 49,938
            Promotional Services                200,000                  --
            Reimbursed Expenses                  80,780                101,511
                                         --------------          -------------
                          Total          $    1,412,411           $    698,162
                                         ==============          =============

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

         During 1999, the company made the following property acquisitions from partnerships they had previously syndicated:

         In 1999, the Company acquired a 100% working interest in the Keegan Gibson #1 oil well in Smith County, Texas in exchange for issuing warrants to purchase 335,725 shares of BR Energy Common stock at $3.00 per share. The warrants are exercisable during the period March 27, 2000 and March 27, 2005. This Property acquisition was recorded at the Company's cost basis in the partnership including accounts receivable, which management believes approximates the fair market value of the property. No basis was attributed to the warrants issued.

         The Company acquired in 1999, a 100.0% working interest in two gas wells in Sherman County, Texas in exchange for warrants to purchase 521,208 shares of BR Energy Common stock at $3.00 per share. The transaction was recorded at the Company's cost basis in the partnership which approximates fair value. The Company did not allocate any cost basis to the common stock warrants.

         During November, 1999, the company acquired a 30% working interest in nine gas wells in Harlan County, Kentucky owned by two of its oil and gas partnerships in exchange for BR Energy's 53.4% working interest in a gas well in Wharton County, Texas, BR Energy's 12.5% working interest in five development wells in Mingo and Wyoming Counties of West Virginia, and 968,300 warrants to purchase BREY Common stock at $3.00 per share. The transaction was recorded, in accordance with FASB 123, at the estimated fair value of the assets received being $338,400, as this was considered a more reliable measurement.

         During 1999 and 1998, BR Energy had no significant customers or suppliers, other than its major stockholder, (BR Group) who could individually have a significant adverse effect on the Company's operations, see Note 4 to Blue Ridge Energy's Financial Statements, included herein, for additional information.

         The terms of the contracts or transactions that BR Energy entered into with BR Group were on terms that were no more favorable than those obtained from unaffiliated parties.

13.      EXHIBITS AND REPORTS ON FORM 8K

         23.1    Consent of Independent Consulting Engineer
                 (R. A. Lenser & Associates)
         23.2.   Consent of Independent Consulting Engineer (Wright & Company)
         23.3    Consent of Independent Auditors
         Signatures and Exhibit Index
         Signatures

                                     PART IV

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Blue Ridge Energy, Inc. Registrant
Date:  March 30, 2000


By:  /s/James T. Cook, Jr. _______James T. Cook, Jr._____________
        Director, Senior Vice President-Finance and Chief Financial Officer

Exhibit Index

23.1    Consent of Independent Consulting Engineer (R. A. Lenser & Associates)
23.2.   Consent of Independent Consulting Engineer (Wright & Company)
23.3    Consent of Independent Auditors

                         Independent Auditors' Reports






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

Looney, Samson & Associates, P.L.L.C.
Dallas, Texas
March 24, 2000

                                         Blue Ridge Energy, Inc.

                                             BALANCE SHEETS

DECEMBER 31,                                                               1999                  1998
------------                                                           -----------            -----------

ASSETS

CURRENT ASSETS
        Cash                                                           $   131,465            $   480,952
        Short Term Investments (Note 3)                                       --                   19,925
        Accounts Receivable:
               Managed Limited Partnerships (Note 2)                       337,276                315,508
               Trade and Other                                              74,275                 91,691
        Advances to Related Parties (Note 4)                               627,304              1,467,916
                                                                       -----------            -----------
               Total Current Assets                                      1,170,320              2,337,992

PROPERTY AND EQUIPMENT, NET (Notes 5 and 6)                              3,178,606                540,068

Other Assets                                                                10,810                146,556
                                                                       -----------            -----------
               TOTAL ASSETS                                            $ 4,359,736            $ 3,062,616
                                                                       ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

        Accounts Payable and Accrued Expenses                          $    90,835            $    84,952
        Drilling Advances (Note 2)                                            --                  284,074
        Amounts Due Managed Limited Partnerships (Note 2)                     --                   67,274
        Current Portion of Long Term Debt (Note 7)                         110,231                150,675
                                                                       -----------            -----------
               Total Current Liabilities                                   201,066                586,975

Long Term Debt (Note 7)                                                    418,511                   --
Deferred Income Tax Liability (Note 8)                                     150,139                 64,232
                                                                       -----------            -----------
               Total Liabilities                                           769,716                651,207

COMMITMENTS AND CONTINGENCIES (Notes 4, 9 and 10)                             --                     --

STOCKHOLDERS' EQUITY: (Note 10)
Preferred Stock, $0.001 par value; 5,000,000 shares authorized;                637                    464
        636,950 and 464,308 shares issued and outstanding at
        December 31, 1999 and 1998, respectively (Notes 4 and 10)
        (liquidation preferences of $3,185,000 in 1999 and
        $2,440,000 in 1998.)
Common stock, $0.005 par value; 20,000,000 shares authorized;               29,049                 25,858
        5,809,794 and 5,171,578 shares issued and outstanding at
        December 31, 1999 and 1998, respectively (Notes 4 and 10)
Additional Paid-In Capital                                               4,208,735              2,873,341
Accumulated Deficit                                                       (648,401)              (488,254)
                                                                       -----------            -----------
        Total Stockholders' Equity                                       3,590,020              2,411,409
                                                                       -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 4,359,736            $ 3,062,616
                                                                       ===========            ===========

    The accompanying notes are an integral part of these financial statements

                                                  Blue Ridge Energy, Inc.

                                                   STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31,                                                  1999               1998              1997
                                                                     -----------        -----------        -----------
OPERATING REVENUES (Note 2):
Turnkey Contract Sales                                               $ 4,634,089        $ 1,743,211        $ 2,616,843
Management Fees                                                          244,739            212,624            215,214
Reimbursed Costs                                                         139,156            104,354            110,577
Contract Drilling Sales                                                  792,439                 --               --
Oil and Gas Sales                                                         60,226             27,501             28,277
                                                                     -----------        -----------        -----------
        Total Operating Revenues                                       5,870,649          2,087,690          2,970,911

OPERATING COSTS AND OTHER EXPENSES
        (Notes 2 and 4):
Turnkey Contract Costs                                                 3,616,100          1,428,382          2,227,560
Lease Operating Costs                                                     17,741             27,225             16,578
Cost of Contract Drilling                                                709,308               --                 --
Abandonment and Dry Hole Costs                                           142,571             16,817             10,464
Impairment of Oil and Gas Properties (Notes 1 and 5)                        --              327,405            203,413
Depreciation, Depletion and Amortization                                 117,695             17,978                118
Marketing Costs                                                          676,169            126,588            346,415
General and Administrative Costs                                         353,860            166,104            293,535
                                                                     -----------        -----------        -----------
        Total Operating Costs                                          5,633,444          2,110,499          3,098,083

OPERATING INCOME (LOSS)                                                  237,205            (22,809)          (127,172)

OTHER INCOME (EXPENSE):

Interest Income (Note 4)                                                  27,153             82,181              7,085
Interest Expense                                                         (25,484)              --                 --
Other                                                                       --               13,441            (10,409)
                                                                     -----------        -----------        -----------
        Total Other Income (Expense)                                       1,669             95,622             (3,324)
                                                                     -----------        -----------        -----------

INCOME (LOSS) BEFORE TAXES                                               238,874             72,813           (130,496)
Income Tax Provision (Benefit) (Note 8)                                   85,907             24,762            (41,134)
                                                                     -----------        -----------        -----------

NET INCOME (LOSS)                                                    $   152,967        $    48,051        $   (89,362)
                                                                     ===========        ===========        ===========

EARNINGS/(LOSS) PER COMMON SHARE: (Note 1):

Basic                                                                $     (0.03)       $     (0.09)       $     (0.20)
Diluted                                                              $     (0.03)       $     (0.09)       $     (0.20)

Weighted Average Common Shares Outstanding                             5,453,611          3,062,868          1,576,200





   The accompanying notes are an integral part of these financial statements.

                                                       Blue Ridge Energy, Inc.

                                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         Preferred                    Common            Additional      Accumulated
                                           Stock                       Stock         Paid-In Capital     (Deficit)           Total
                                  ---------------------      ----------------------  ---------------   -------------       --------
                                  No. of                     No of
                                  Shares         Amount      Shares         Amount
                                  ------         ------      ------         ------
BALANCE
DECEMBER 31, 1996                319,933    $      320      1,526,600    $    7,633    $   670,953      $   120,952    $   799,858
Sale of Stock:
(Notes 4 and 10)
        Common Stock                                          200,000         1,000          9,000                          10,000
        Preferred Stock:
               Series A           31,996            32                                      95,969                          96,001
               Series B          148,191           148                                     157,926                         158,074
               Series C          169,450           169                                     756,173                         756,342
Dividends Paid on
        Preferred Stock                                                                                    (231,447)      (231,447)
Net (Loss)                                                                                                  (89,362)       (89,362)
                             -----------    ----------    -----------    ----------    -----------      -----------    -----------
BALANCE
DECEMBER 31, 1997                669,570           669      1,726,600         8,633      1,690,021         (199,857)     1,499,466
Stock Warrants
        Exercised                                           2,800,000        14,000        126,000                         140,000
Sale of Stock:
(Note 4, and 10)
        Series D                 267,700           268                                   1,066,102                       1,066,370
Conversion of
Preferred Stock                 (471,362)         (471)       644,978         3,225         (3,984)                         (1,230)
Retirement of
Preferred Stock                   (1,600)           (2)                                     (4,798)                         (4,800)
Dividends Paid on
        Preferred Stock                                                                                    (336,448)      (336,448)
Net Income                                                                                                   48,051         48,051
                             -----------    ----------    -----------    ----------    -----------      -----------    -----------
BALANCE
DECEMBER 31, 1998                464,308           464      5,171,578        25,858      2,873,341         (488,254)     2,411,409
Retirement of
Common Stock                                                   (5,000)          (25)       (14,975)                        (15,000)
Issuance of
Common Stock                                                  250,000         1,250         11,250                          12,500
Conversion of
Preferred Stock                 (196,608)         (196)       393,216         1,966         (1,770)                           --
Sale of Stock
(Note 10)
        Series D                 369,250           369                                   1,340,889                       1,341,258
Dividends Paid on
        Preferred Stock                                                                                    (313,114)      (313,114)
Net Income                                                                                                  152,967        152,967
                             -----------    ----------    -----------    ----------    -----------      -----------    -----------
BALANCE
DECEMBER 31,1999                 636,950    $      637      5,809,794    $   29,049    $ 4,208,735      $  (648,401)   $ 3,590,020
                             ===========    ==========    ===========    ==========    ===========      ===========    ===========

    The accompanying notes are an integral part of these financial statements

                                                        Blue Ridge Energy, Inc.

                                                       STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                                                        1999         1998            1997
                                                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                         $   152,967    $    48,051    $   (89,362)
Adjustments to Reconcile Net Income to Net Cash
        Flow from Operating Activities:
Depreciation, Depletion and Amortization                                                      117,695         17,978            118
Impairment. Dry Holes and Abandonment Losses                                                  142,571        344,222        203,413
Increase (Decrease) in Deferred Income Taxes                                                   85,907         24,025         (2,633)
Increase (Decrease) in Income Taxes Payable                                                      --              737        (45,519)
(Increase) Decrease in Accounts Receivable                                                     17,416       (184,441)        (1,607)
Increase (Decrease) in Accounts Payable and Accrued Expenses                                 (278,191)       286,524       (237,599)
Gain on Sale of Oil and Gas Properties                                                           --          (75,000)          --
                                                                                          -----------    -----------    -----------
NET CASH PROVIDED (USED)
         BY OPERATING ACTIVITIES                                                              238,365        562,106       (173,189)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in Advances to Affiliate                                               (1,153,565)    (1,166,456)      (609,008)
(Increase) in Other Assets                                                                     70,746       (125,020)       (15,464)
Proceeds from Sale of Oil and Gas Properties                                                       --        325,000           --
Purchase of Oil and Gas Properties and Equipment                                             (294,260)      (492,700)      (549,507)
                                                                                          -----------    -----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES                                                    (1,377,079)    (1,459,176)    (1,173,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to Long Term Debt                                                                      --          205,675           --
Retirement of Long Term Debt                                                                 (236,417)       (59,000)          --
Issuance of Common Stock                                                                       12,500        140,000         10,000
Issuance of Preferred Stock                                                                 1,341,258      1,066,370      1,010,417
Retirement of Stock                                                                           (15,000)        (4,800)          --
Cost of Conversion of Preferred Stock                                                            --           (1,230)          --
Dividends Paid                                                                               (313,114)      (336,448)      (231,447)
                                                                                          -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     789,227      1,010,567        788,970

NET INCREASE (DECREASE) IN CASH                                                              (349,487)       113,497       (558,198)
CASH AT BEGINNING OF PERIOD                                                                   480,952        367,455        925,653
                                                                                          -----------    -----------    -----------
CASH AT END OF PERIOD                                                                     $   131,465    $   480,952    $   367,455
                                                                                          ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash Paid for Interest                                                            $    25,484    $      --      $      --
        Cash Paid for Federal Income Taxes                                                $      --      $      --      $    45,519
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Purchase of drilling rigs and equipment financed through long term debt of $614,484, reduction in other assets of $65,000
and reduction in advances to Blue Ridge Group of $1,190,000                               $ 1,869,484    $      --      $      --
Producing property acquisition through reductions in
advances to Blue Ridge Group and Limited Partnerships                                     $   687,022    $      --      $      --


   The accompanying notes are an integral part of these financial statements.

                            Blue Ridge Energy, Inc.

                          NOTES TO FINANCIAL STATEMENTS

1.      OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
GENERAL

         Blue Ridge Energy, Inc., (the Company), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name of the Company to Blue Ridge Energy, Inc. in May, 1996. The Company has offices at 632 Adams Street, Suite 710, Bowling Green, Kentucky, 42101.

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

PRINCIPALS OF CONSOLIDATION

         The accompanying financial statement include the accounts of Blue Ridge Energy, Inc. and its investment in limited partnerships for which it acts as managing general partner. As such, the company has the sole and exclusive right and power to manage and control the partnership. The Company accounts for its investment in limited partnerships under the proportionate consolidation method. Under this method, the Company's financial statements include its pro-rata share of assets and liabilities and revenues and expenses, respectively, of the limited partnership in which it participates. All material intercompany accounts and transactions have eliminated in consolidation.

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

DRILLING OPERATIONS

         The Company follows the completed contract method of accounting for turnkey drilling arrangements. Under this method, all income under turnkey drilling contracts, expenses under turnkey drilling contracts, all direct costs, and appropriate portions of indirect costs related to contracts in progress are recognized as revenues and expenses in the period the contracts are substantially complete. This accounting method has been utilized by the Company based on the short term nature of the drilling contracts, i.e., 5-10 days.

                          NOTES TO FINANCIAL STATEMENTS

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

                                     Lives (years)
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

                          NOTES TO FINANCIAL STATEMENTS

        The costs of drilling exploration wells are capitalized as part of the Company's uncompleted wells, equipment and facilities pending determination of whether the well has found proved reserves. Once a determination is made, the capitalized costs are either charged to expense or reclassified as part of the costs of the Company's wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense.

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

IMPAIRMENT OF LONG-LIVED ASSETS

        The Company follows the provisions of SFAS 121-"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the company using the present value of future cash flows discounted at 10%.

        The following expected future prices were used to estimate future cash flows to assess properties for impairment.

        Oil Price per BBL               1999               1998
                                      --------           --------
        Year 1                         $ 25.60           $  12.35
        Year 2                           25.60              13.73
        Year 3                           25.60              14.57
        Year 4                           25.60              15.81
        Thereafter                       25.60              Escalated 3%-Year
        Maximum                          25.60              23.00

        Gas Price Per MMCF

        Year 1                         $  3.31          $    1.96
        Year 2                            3.31               2.25
        Year 3                            3.31               2.34
        Year 4                            3.31               2.55
        Thereafter                        3.31              Escalated 3%-Year
        Maximum                           3.31               3.50

                          NOTES TO FINANCIAL STATEMENTS

        Oil and gas expected future price estimates were based on NYMEX future prices at each year-end. Expected future prices were escalated if such prices were unusually low at year-end compared to historical averages. These prices were applied to production profiles of proved developed reserves at December 31, 1999 and 1998. The Company's price assumptions change based on current industry conditions and the Company's future plans. During 1999 and 1998, the Company recognized impairments, abandonments and dry holes of $142,571 and $344,222, respectively. The impairments were determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonable possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

EARNINGS PER COMMON SHARE

        The Company's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the years ended December 31, 1999 and 1998:


Basic EPS computation-                                                       1999
                                                                          ------------
        Net Income                                                        $    152,967
        Less: Preferred Stock Dividends                                       (313,114)
                                                                          ------------
        Loss Available to Common Stockholders                             $   (160,147)
                                                                          ============

Dates                                                       Shares                       Fraction              Weighted
Outstanding                                               Outstanding                    of Period          Average Shares
-----------                                               -----------                    ---------          --------------
January 1-December 31                                       5,171,578                       100.0%             5,171,578
Issuance of Common Stock                                      250,000                        25.0%                62,500
Conversion of Preferred Stock Feb.-July                       393,216                        57.0%               224,133
Repurchase of Common Stock Jan. 31                             (5,000)                       92.0%                (4,600)
                                                         ------------                   ----------            ----------
                                                            5,809,794
                                                         ============
        Weighted Average Shares                                                                                5,453,611
                                                                                                              ==========
Basic EPS (Loss)                                                                                              $    (0.03)
                                                                                                              ==========

Basic EPS computation-                                                        1998
                                                                            ----------
        Net Income                                                        $     48,051
        Less: Preferred Stock Dividends                                       (336,448)
                                                                          ------------
        Loss Available to Common Stockholders                             $   (288,397)
                                                                          ============

Dates                                                        Shares                       Fraction             Weighted
Outstanding                                               Outstanding                     of Period         Average Shares
-----------                                               -----------                     ---------         --------------
January 1-December 31                                       1,726,600                       100.0%             1,726,600
Stock Warrants Exercised July 31                            2,800,000                        41.9%             1,173,699
Pref. Stock Converted September 30                            644,978                        25.2%               162,569
                                                        -------------                                         ----------
                                                            5,171,578
        Weighted Average Shares                         =============                                          3,062,868
                                                                                                              ==========
Basic EPS (Loss)                                                                                              $    (0.09)
                                                                                                              ==========

                          NOTES TO FINANCIAL STATEMENTS

SUPPLEMENTAL EARNINGS PER SHARE DATA

         The following supplemental information presents the Company's pro forma earnings per share assuming that all preferred stock was converted to common stock as of December 31, 1999 and 1998.

                                                                                December 31,
                                                                        1999                    1998
                                                                   ------------             -----------
Net Income                                                         $   152,967              $    48,051
Preferred stock dividends paid                                        (313,114)                (336,448)
Pro forma preferred stock dividends avoided                            313,114                  336,448
                                                                   -----------              -----------
Pro forma Net Income available for common stockholders             $   152,967              $    48,051
                                                                   ===========              ===========

Weighted average shares outstanding                                  5,453,611                3,062,868
Pro forma conversion of all preferred stock
        as of the beginning of year                                    636,950                  660,916
                                                                   -----------              -----------
Pro forma weighted average shares outstanding
 assuming conversions of all preferred stock                         6,090,561                3,723,784
                                                                   ===========              ===========

Pro forma earnings (loss) per common share                         $       .03              $       .01
                                                                   ===========              ===========

         The preceding pro forma EPS disclosure in presented to enable the user of the financial statements to determine the effect of the conversion of potential common shares outstanding into common shares. Each share of the Series A, B, C and D Preferred Stock will be converted automatically into common stock two years from issuance or effective when a Securities Act Registration Statement for the common stock is filed with the SEC, whichever occurs first.

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

                          NOTES TO FINANCIAL STATEMENTS

fees, accounting fees, printing costs and other miscellaneous expenses. These reimbursements totaled $139,156, $104,354 and $110,577 during the years ended December 31, 1999, 1998 and 1997, respectively.

        Included in the Company's financial statements are contributions made to the various Company sponsored oil and gas partnerships. The Company has allocated, on a pro rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

        At December 31, 1999 and 1998, the various partnerships owed the Company $337,276 and $248,234, respectively, for amounts due the Company for turnkey drilling services, syndication fees and reimbursement of fees and expenses incurred on behalf of the partnerships. At year end 1999 and 1998, the Company owed the partnerships for capital contributions totaling $-0-and $67,274, respectively. During 1998, the Company received advances from the 1998 Year End Drilling Program as prepayment of drilling fees for services to be performed by the Company during 1999. At December 31, 1998, the amount of the advanced funds was $284,074.

3.      SHORT TERM INVESTMENTS

        During 1996, the Company purchased $19,925 of precious metals consisting of gold Krugerrand coins as a short-term investment. This amount is reflected in Current Assets in the accompanying financial statements. The Company follows the policy of carrying its short-term investment in precious metals at cost. The Company disposed of this investment in 1999 at no gain or loss.

4.      RELATED PARTY TRANSACTIONS

A. COMMON STOCK TRANSACTIONS

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

        Under a previous arrangement with one of the Company's partnerships (the Home Stake Joint Venture), the Company had agreed to provide certain workover funds and had the right to 100% of the partnership's revenues from the well until the workover funds had been recovered. Thereafter, the Home Stake Joint Venture reverted to its original working interest position. During 1999, the Company issued 250,000 shares of its Common stock in exchange for the partnership's reversionary interest in the well.

        As of December 31, 1999, there are 5,809,794 shares of common stock issued and outstanding. A total

                          NOTES TO FINANCIAL STATEMENTS

of 3,126,893 shares are held by BR Group and the remainder of 2,682,901 shares are held by approximately 500 shareholders.

B. PREFERRED STOCK TRANSACTIONS

        In May 1996, BR Energy authorized the issuance of 300,000 shares of Series A Preferred Stock which had a par value of $0.001 per share at a price of $3.00 per share. In July 1996, BR Energy acquired the assets (primarily accounts receivable and undeveloped oil and gas leases in eastern Kentucky) of Target Leasing Ltd. I ("Target"), a Kentucky limited partnership, by the issuance and exchange of 265,746 shares of BR Energy's Series A Preferred Stock. The assets acquired were initially valued at $797,238. Legal fees related to the issuance of these securities were $7,500. At the time of its issuance, there was no established market for the Series A Preferred Stock.

        For financial statement purposes, the value of the Series A Preferred Stock issued and the assets acquired were recorded at the estimated fair value of the assets, which was considered the value more clearly determinable. The difference between the par value of the shares issued and the value of the property received, plus the associated expenses related to the issuance of these securities, was recorded as additional paid in capital of BR Energy.

        At December 31, 1996, management reviewed the undeveloped leases acquired in the Target Leasing, Ltd. I acquisition for impairment. Due to adverse economic conditions and the near term expiration of a significant number of these leases, management concluded these assets had been impaired and adjusted the purchase price allocation by $615,000 as prescribed by FAS 38.

        In 1997, BR Energy issued an additional 32,000 shares of Series A Preferred Stock at a cash price of $3.00 per share. The Series A Preferred Stock bore a 12% annual dividend and each share was converted into one (1) share of BR Energy Common Stock. In total, 297,746 shares of Series A Preferred Stock were issued by BR Energy.

        In October 1996, the Smackover/Woodbine I Joint Venture sponsored by the Company, and the West Currie Joint Venture sponsored by Fortune Exploration of Kentucky, Inc. agreed to purchase shares of BR Energy Series B Preferred Stock at $3.00 per share. As of December 31, 1998, 95,500 shares of Series B Preferred Stock had been issued under this arrangement.

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

        During the years ended 1998 and 1999, the Company earned interest income under this arrangement of $73,400 and $27,153, respectively. During 1999, BR Group reduced this obligation through the sale of a drilling rig and ancillary equipment to the Company and performance of services in the drilling and completion of various oil and gas wells under the terms of turnkey drilling contracts. As of December 31, 1999, the balance had been reduced to $627,304. BR Group reduced this obligation to $ -0- in 2000 through the performance of additional services under the terms of turnkey drilling contracts and cash payments.

                          NOTES TO FINANCIAL STATEMENTS

D. MANAGEMENT FEE ARRANGEMENTS

        BR Group provides various management, administrative, accounting and geological services for the Company at a rate of $20,000 per month which has been determined on a proportional basis because specific identification of expenses is not practical. Management believes that this cost allocation method of expenses is reasonable. Management of BR Energy is of the opinion that this management fee represents the fair market value of the services rendered. BR Energy also reimburses BR Group for marketing costs paid on its behalf which amounted to $176,540 in 1999. As of December 31, 1999 and 1998, approximately $0 was due and payable to BR Group under this arrangement.

E. TURNKEY DRILLING CONTRACTS

        The Company enters into turnkey drilling contracts to drill the oil and gas wells for its privately sponsored oil and gas partnerships.

         The Company also enters into turnkey drilling contracts with BR Group to contract out the drilling and completion operations of all of its oil and gas wells. Both the Company and BR Group anticipate making a profit under these turnkey drilling contracts. During 1999, 1998 and 1997, BR Energy paid BR Group $3,616,100, $1,428,382 and $2,227,560 for these turnkey drilling and completion services. See Footnote 2 for additional disclosure.

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

                          NOTES TO FINANCIAL STATEMENTS

I.      FEES TO BROKER DEALER

The Company has an affiliated broker dealer, Ridgemont Securities, Inc., that raises the majority of its funds through private placement offerings for oil and gas wells and the issuance of preferred stock. The fees and expenses paid to Ridgemont Securities, Inc. by BR Energy and the oil and gas partnerships during 1999 and 1998 are as follows:

                                                                         1999                        1998
                                                                     -----------                -----------
Commissions                                                          $ 1,088,138                $   546,713
Due Diligence Fees                                                        43,493                     49,938
Promotion Services                                                       200,000                       --
Reimbursed Expenses                                                       80,780                    101,511
                                                                     -----------                -----------
        Total                                                        $ 1,412,411                $   698,162
                                                                     ===========                ===========

5.       PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following at December 31, 1999 and 1998:

                                                                         1999                       1998
                                                                     -----------                -----------
Proved Oil and Gas Properties                                        $ 1,208,175                $   555,899
Drilling Rigs and Related Equipment                                    2,105,774                       --
Furniture and Fixtures                                                       364                        364
                                                                     -----------                -----------
                                                                       3,314,313                    556,263
Less Accumulated Depreciation and Amortization                          (135,707)                   (16,195)
                                                                     -----------                -----------
                                                                     $ 3,178,606                $   540,068
                                                                     ===========                ===========

        Depreciation, depletion and amortization expense was $117,695, $17,978 and $118 during the years ended 1999, 1998 and 1997, respectively.

        During 1996, the Company acquired approximately certain non-producing leasehold interests from Target Leasing, Ltd. I in exchange for preferred stock. These leases had an average term of two to three years and were evaluated annually to determine the appropriate carrying value. During 1998 and 1997, the Company evaluated these interests and recorded an impairment loss of $77,405 each year for these leases. As of December 31, 1998, the remaining carrying value of these leases is $0. (See Note 4).

        During 1996, the Company purchased an interest in drilling the Brookshire #1 well in Vermilion Parish, Louisiana from Mescalero Energy, Inc. for $126,000. In 1997, the operator of the well, Mescalero Energy filed for bankruptcy. As a result of the Operator's bankruptcy, the Company was unable to determine the present productive capabilities of the well or the legal status of production resulting from the well. Therefore, the Company recorded an impairment loss for the entire amount in this project, or $126,000 during 1997. The Company has had no further involvement or operations related to the Brookshire #1 well.

        During 1998, the Company evaluated its investment of $392,380 in the Home Stake #1 re-entry well. The estimated undiscounted future cash flows from the Home Stake #1 well were estimated to be $186,426 as of December 31, 1998. This estimated cash flow was calculated using the expected price disclosed in note 1 and utilizing revised projected reserve data. Such reserve data was based primarily on the consulting petroleum engineers December 31, 1998 reserve estimate, revised for actual production data obtained in late 1998 and early 1999. The expected future cash flow was discounted at 10% to arrive at a fair value of the property of $142,892. The excess of the carrying value of the asset over the fair value of the property was recorded as an impairment loss in 1998 of $250,000.

        The Company has pledged one of its drilling rigs and related equipment as collateral on the long term debt disclosed in Note 7.

                          NOTES TO FINANCIAL STATEMENTS

6.      PROPERTY ACQUISITIONS

        During 1999, the Company made the following property acquisitions from partnerships they have previously syndicated:

        A. In 1999, the Company acquired a 100% working interest in the Keegan Gibson #1 oil well in Smith County, Texas in exchange for issuing warrants to purchase 335,728 shares of BREY Common stock at $3.00 per share. The warrants are exercisable during the period March 27, 2000 and March 27, 2005. This property acquisition was recorded at the Company's cost basis in the partnership including accounts receivable, which management believes approximates the fair market value of the property. No basis was attributed to the warrants issued.

        B. The Company acquired in 1999, a 100.0% working interest in two gas wells in Sherman County, Texas in exchange for warrants to purchase 521,208 shares of BREY Common stock at $3.00 per share (See Note 10). The transaction was recorded at the Company's cost basis in the partnership which approximates its fair value. The Company did not allocate any cost basis to the Common stock warrants.

        C. During November, 1999, the Company acquired a 30% working interest in nine gas wells in Harlan County, Kentucky, owned by two of its oil and gas partnerships in exchange for BR Energy's 53.4% working interest in a gas well in Wharton County, Texas, BR Energy's 12.5% working interest in five development wells in Mingo and Wyoming Counties of West Virginia, and 968,300 warrants to purchase BREY Common stock at $3.00 per share (See Note 10). The transaction was recorded, in accordance with FASB 123, at the estimated fair value of the assets received being $338,400, as this was considered a more reliable measurement.

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

7.      LONG-TERM DEBT

        During April 1999, the Company purchased a drilling rig and related equipment with a cash down payment of $245,000 and the balance of $614,484 financed over five years. The terms of the financing agreements requires monthly payments of $12,631 at interest rates ranging from 7.7% to 8.75%. The aggregate amount of required payments over the next five years as of December 31, 1999 are as follows:

                              2000                      $151,572
                              2001                       151,572
                              2002                       151,572
                              2003                       151,572
                              2004                        50,524
                                                        --------
                                                         656,812
Less-amount representing interest                        128,070
                                                        --------
Principal balance at December 31, 1999                  $528,742
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

        The following reconciles the Company's Federal and State Income tax provision with the expected provision obtained by applying statutory rules to pre-tax income:

                                                                                          1999             1998             1997
                                                                                        ---------        ---------        ---------
Expected Tax Provision (Benefit)                                                        $  85,907        $  28,575        $ (50,241)
Effect of Progressive Tax Rates                                                              --             (3,813)           9,107
                                                                                        ---------        ---------        ---------
Tax Provision (Benefit)                                                                 $  85,907        $  24,762        $ (41,134)
                                                                                        =========        =========        =========

The tax effect of significant temporary differences representing the net deferred tax liability at December 31, were as follows:

                                                                                           1999             1998             1997
                                                                                        ---------        ---------        ---------
Net Operating Loss Carry Forward                                                        $ (12,000)       $ (35,442)       $ (48,681)
Intangible Drilling Costs                                                                 162,139           99,674           88,888
                                                                                        ---------        ---------        ---------
Net Deferred Tax Liability                                                              $ 150,139        $  64,232        $  42,207
                                                                                        =========        =========        =========


Income Tax Expense (Benefit) consists of the following components:

                                                                                           1999             1998             1997
                                                                                        ---------        ---------        ---------
Currently Payable (Refundable):
        Federal Income Tax                                                              $    --          $    --          $ (31,124)
        State Income Tax                                                                    3,000              737           (7,377)
                                                                                        ---------        ---------        ---------
                                                                                            3,000              737          (38,501)
Deferred Provision (Credit)                                                                82,907           24,025           (2,633)
                                                                                        ---------        ---------        ---------
Total Tax Expense (Benefit)                                                             $  85,907        $  24,762        $ (41,134)
                                                                                        =========        =========        =========

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

9.      COMMITMENTS AND CONTINGENCIES

COMMITMENTS

        The Company has agreed to automatically convert all shares of preferred stock outstanding effective when a Securities Act Registration Statement for the Company's common stock is filed with the SEC, or June 30, 2000, whichever comes first.

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

        As of December 31, 1999, the Company had no significant customers or suppliers, other than Blue Ridge Group, which could have a significant adverse effect on the Company's operations.

        The Company conducts its banking relations with two local financial institutions and does not anticipate any significant problems with future credit extensions. A significant amount of the Company's operating funds are maintained in one local bank insured by the FDIC.

10. STOCKHOLDERS' EQUITY

        The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. The total number of shares of stock which the Company initially had the authority to issue was 20,000,000 shares being designated as common stock. As of December 31, 1999, the Company was authorized to issue 25,000,000 shares of stock-20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

COMMON STOCK AND WARRANTS

        The Company was organized in November, 1994, as a Nevada corporation under the name of Gem Source, Incorporated (Gem Source) with an initial issuance of 1,000,000 shares of Common Stock with a par value of $0.001 per share. In 1995, Gem Source had an offering of 1,633,000 shares under Rule 504, an exemption under Regulation D from full registration with the SEC, to bring the total outstanding shares of common stock to 2,633,000.

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

                          NOTES TO FINANCIAL STATEMENTS

Blue Ridge Group, Inc. distributed 890,427 of these shares to investors in several of its partnerships.

        A table at the end of this footnote discloses additional warrants issued and to be issued as of December 31, 1999.

SERIES A PREFERRED STOCK

        During May 1996, the Company authorized the issuance and sale of 300,000 shares of Series A Preferred Stock ("BRE Series A Preferred Stock") which has a par value of $0.001 per share, at $3.00 per share. The Series A Stock bears a 12% per annum dividend payable monthly. Each share of the Series A Stock shall be converted automatically into one (1) share of Common Stock effective when a Securities Act Registration Statement for the Common Stock is filed with the U.S. Securities and Exchange Commission (the "SEC") or September 30, 1998, whichever occurs first.

        In the event of any liquidation, dissolution or winding up of the Company either voluntary or involuntary, existing the holders of Series A Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock the amount of $3.00 per share plus all unpaid dividends on such share of each share of Series A Stock then held by the shareholder.

        In a Confidential Private Placement Memorandum dated July 25, 1996, the Company offered 300,000 shares of Series A Stock in exchange for partnership interests in Target Leasing, Ltd. I. The value assigned to the properties acquired was $189,190. As of December 31, 1999 and 1998 all of the Series A Stock had been converted into Common stock.

SERIES B PREFERRED STOCK

        During 1996, the Company authorized the issuance and sale of 300,000 shares of Series B Preferred Stock ("Series B Stock") which has a par value of $0.001 per share, at $3.00 per share. The Series B Stock bears a 12% per annum dividend payable monthly. Each share of the Series B Stock shall be converted automatically into two (2) shares of Common Stock effective when a Securities Act Registration Statement for the Common Stock is filed with the SEC or two years from issuance, whichever occurs first.

        In the event of any liquidation, dissolution or winding up of the Company either voluntary or involuntary, existing the holders of Series B Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, but subordinate to the liquidation preference of the Series A Stock, the amount of $3.00 per share plus all unpaid dividends on such share of each share of Series B Stock then held by the shareholder.

        At December 31, 1999, 1998 and 1997 there were -0-, 27,158 and 202,374 shares of Series B Stock issued and outstanding.

SERIES C PREFERRED STOCK

        During 1997, the Company authorized the issuance and sale of 400,000 shares of Series C Preferred Stock ("Series C Stock") which has a par value of $0.001 per share at $6.00 per share. The Series C Stock bears a 12% per annum dividend payable monthly. Each share of the Series C Stock shall be converted automatically into two (2) shares of Common Stock effective when a Securities Act Registration Statement for the Common Stock is filed with the SEC or two years from issuance, whichever occurs first.

        In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, existing the holders of Series C Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, but subordinate to the liquidation preference of the Series A Stock and the Series B Stock, the amount of $6.00 per share

                          NOTES TO FINANCIAL STATEMENTS

plus all unpaid dividends on such share of each share of Series C Stock then held by the shareholder.

        At December 31, 1999, 1998 and 1997, there were -0-, 169,450 and 169,450 shares of Series C Stock

issued and outstanding.

SERIES D PREFERRED STOCK

        During 1998, the Company authorized the issuance and sale of 1,000,000 shares of Series D Preferred Stock ("Series D Stock") which has a par value of $0.001 per share at $5.00 per share. The Series D Stock bears a 12%per annum dividend payable monthly. Each share of the Series D Stock shall be converted automatically into one (1) share of Common Stock effective when a Securities Act Registration Statement for the Common Stock is filed with the SEC or two years from issuance, whichever occurs first.

        In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, existing the holders of Series D Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, but subordinate to the liquidation preference of the Series A Stock, the Series B Stock and the Series C Stock, the amount of $5.00 per share plus all unpaid dividends on such share of each share of Series D Stock then held by the shareholder.

        At December 31, 1999 and 1998, there were 636,950 and 267,700 shares of Series D Stock issued and outstanding, respectively. The total amount received from the sale of this stock was $3,184,750, less expenses paid of $777,759.

        A summary of the common and preferred stock account at December 31, 1999 is as follows:

                                 -----------Shares----------         --------Par Value-------               Paid-In
                                 Authorized          Issued          Per Share          Total               Capital
                                 ----------          -------         ---------          -----               -------
Common                           20,000,000        5,809,794         $ 0.005         $ 29,049            $ 1,801,744
Preferred
        Series D                  1,000,000          636,950         $ 0.001              637              2,406,991

Warrants issued and to be issued December 31, 1999:

Title of                    Aggregate Amount            Date from                   Price at                 Exchange of
Issue of                    of Securities called        Which Warrants            Which Warrants             Partnership
Securities                  for by Warrants             are Exercisable           are Exercisable            Interest and terms
----------                  ---------------             ---------------           ---------------            ------------------

Warrants Issued (1)
-------------------

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

                          NOTES TO FINANCIAL STATEMENTS

Warrants to be Issued (2)
-------------------------

Series F                  335,728               March 27, 2000            $3.00 for 1 share               Issued in connection
Stock Warrants            Warrants              through                   of BREY                         exchange of proved
                                                March 27, 2005            Common Stock                    properties from Paluxy
Series F                  521,208               March 27, 2000            $3.00 for 1 share               Issued in connection
Stock Warrants            Warrants              through                   of BREY                         exchange of proved
                                                March 27, 2005            Common Stock                    properties from
                                                                                                          Sherman Moore Part
Series G                  438,262               November, 2000            $3.00 for 1 share               Issued in connection
Stock Warrants            Warrants              through                   of BREY                         with sale of units in
                                                October, 2002             Common Stock                    B. U. Ranch #1 Partner
Series G                  600,000               November, 2000            $3.00 for 1 share               Issued in connection
Stock Warrants            Warrants              through                   of BREY                         exchange of proved
                                                October, 2002             Common Stock                    properties from
                                                                                                          Cumberland Gap 10
Series G                  368,300               November, 2000            $3.00 for 1 share               Issued in connection
Stock Warrants            Warrants              through                   of BREY                         exchange of proved
                                                October, 2002             Common Stock                    properties from
                                                                                                          Harlan County Partner
Series G                  82,500                November, 2000            $3.00 for 1 share               Issued in connection
Stock Warrants            Warrants              through                   of BREY                         with the sale of units
                                                October, 2002             Common Stock                    in Mid South Partner

Notes:  (1) These Warrants have not been registered with the SEC and accordingly, are restricted as to sale under Rule 144.
        (2) As of December 31, 1999, BREY had committed to issue common stock warrants to the above listed partnerships.

11. SUBSEQUENT EVENTS

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

12. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING PROPERTIES
    (UNAUDITED)

Costs incurred in oil and gas acquisition, exploration and development activities:

                                                                               (UNAUDITED)

                                                                1999                1998                1997
                                                              --------            --------            --------
Acquisition of properties
        -Proved                                               $629,052            $   --              $175,000
        -Unproved                                                   --              75,000                --
Exploration costs                                                 --                  --                  --
Development costs                                              294,260             225,350             374,507
Company's share of equity method investees of
property acquisition exploration and development                57,970             192,350                --
                                                              --------            --------            --------
                                                              $981,282            $492,700            $549,507
                                                              ========            ========            ========

                          NOTES TO FINANCIAL STATEMENTS

Results of Operations for Oil and Gas Producing Activities for the Years ended December 31, 1999, 1998 and 1997:

                                                                               (UNAUDITED)
                                                              1999                  1998                 1997
                                                            ---------            ---------            ---------
Oil and gas sales                                           $  60,226            $  27,501            $  28,277
Gain on sale of oil and gas leases                               --                 75,000                 --
Production costs                                              (17,741)             (27,225)             (16,578)
Exploration expenses                                         (142,571)             (16,817)             (10,464)
Depreciation, depletion, and amortization
         and valuation provision                               (9,272)            (343,405)            (203,531)
                                                            ---------            ---------            ---------
                                                             (109,358)            (284,946)            (202,296)
Income tax credit                                              37,182               96,882               68,780
                                                            ---------            ---------            ---------
Results of operations for oil and gas
 producing activities (excluding
        corporate overhead and financing cost)              $ (72,176)           $(188,064)           $(133,516)
                                                            =========            =========            =========

RESERVE QUANTITIES (UNAUDITED)

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

        Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

                                                                                Oil (BBLS)                    Gas (MCF)
Reserves-December 31, 1997                                                          2,236                         --
Purchases of minerals in place                                                     13,452                       10,850
Extensions                                                                         20,989                       22,000
Production                                                                         (1,718)                      (2,000)
                                                                                 --------                     --------
Reserves-December 31, 1998                                                         34,959                       30,850
Revisions                                                                         (14,397)                     (12,850)
Purchase of minerals in place                                                       3,564                       70,252
Extensions                                                                           --                        734,840
Production                                                                         (2,552)                      (4,115)
                                                                                 --------                     --------
Reserves-December 31, 1999                                                         21,574                      818,977
                                                                                 ========                     ========

Proved Developed Reserves

        December 31, 1997                                                           2,236                         --
                                                                                 --------                     --------
        December 31, 1998                                                          34,959                       30,850
                                                                                 --------                     --------
        December 31, 1999                                                          21,574                      818,977
                                                                                 --------                     --------

                          NOTES TO FINANCIAL STATEMENTS

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS 69:

                                                                   December 31,             December 31,
                                                                      1999                      1998
                                                                   -----------              -----------
Future cash inflows                                                $ 3,068,912              $   414,648
Future development costs                                              (130,663)                    --
Future production costs                                             (1,136,182)                (122,981)
Future income taxes                                                   (391,162)                  (8,419)
                                                                   -----------              -----------
Future net cash flows                                                1,410,905                  283,248
10% annual discount for estimated timing of cash flow                 (704,030)                (102,836)
                                                                   -----------              -----------
Standardized measure of discounted future net cash flows           $   706,875              $   180,412
                                                                   ===========              ===========

Changes in Standardized Measure of Discounted
        Future Net Cash Flows:

Standardized measure of discounted future net
        cash flows (beginning)                                     $   180,412              $    18,138
Sales of oil and gas, net of production costs                          (42,485)                    (276)
Net changes in price and production costs                              202,716                  (26,832)
Revisions of previous quantity estimates                               (89,388)                  (1,546)
Change in future income taxes                                         (382,743)                  (4,548)
Accretion of discount                                                 (601,194)                 (96,349)
Extensions and discoveries less related costs                        1,271,096                  180,157
Purchases and extensions of reserves in place                          163,461                  111,668
                                                                   -----------              -----------
Standardized measure of discounted future net
         cash flows (ending)                                       $   706,875              $   180,412
                                                                   ===========              ===========

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of prices changed only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

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

                          NOTES TO FINANCIAL STATEMENTS

                                                                                  December 31,        December 31,
                                                                                      1999                1998
                                                                                  -----------         -----------
SEGMENT REVENUES:
        Turnkey Revenue and Related Partnership Fees                              $ 5,017,984         $ 2,060,189
        Contract Drilling Services                                                    792,439                --
        Oil and Gas Sales                                                              60,226              27,501
        Unallocated Amounts (1)                                                        27,153              82,181
                                                                                  -----------         -----------
        Total Revenues                                                            $ 5,897,802         $ 2,169,871
                                                                                  ===========         ===========

        (1) Interest income is not allocated in assessing segment performance.

SEGMENT INCOME / LOSS BEFORE INCOME TAXES:
        Turnkey Income and Related Partnership Fees                               $   583,144         $   160,997
        Contract Drilling Services                                                    (25,239)               --
        Oil and Gas Production                                                         33,160             (17,702)
        Unallocated Amounts:
               General and Administrative                                            (353,860)           (166,104)
               Interest Income (Expense), net                                           1,669              82,181
               Other                                                                     --                13,441
                                                                                  -----------         -----------
        Total Income (Loss)                                                       $   238,874         $    72,813
                                                                                  ===========         ===========

SEGMENT ASSETS:
        Turnkey Drilling Operations                                               $ 1,049,665         $ 1,889,397
        Contract Drilling Rig Operations                                            1,995,703              65,000
        Oil and Gas Production Operations                                           1,182,903             540,068
        Unallocated Amounts
               Cash                                                                   131,465             480,952
               Other                                                                     --                19,925
                                                                                  -----------         -----------
        Total Assets                                                              $ 4,359,736         $ 2,995,342
                                                                                  ===========         ===========

EXPENDITURES FOR SEGMENT LONG-LIVED ASSETS
        Turnkey Operations                                                        $      --           $      --
        Contract Drilling Services                                                  2,105,774                --
        Oil and Gas Production Operations                                             744,992             492,700
                                                                                  -----------         -----------
        Total Expenditures                                                        $ 2,850,766         $   492,700
                                                                                  ===========         ===========

