Form 10QSB
period 2000-06-30
BLUE RIDGE ENERGY INC
filed 2000-08-11
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended    JUNE 30, 2000
                                               ------------------

         Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ______________

                          Commission File No. 0-277443

                             BLUE RIDGE ENERGY, INC.
      -------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            NEVADA                                             61-1306702
-------------------------------                            ------------------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                             Identification No.)


              632 ADAMS STREET, SUITE 710, BOWLING GREEN, KY 42101
      -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (270) 842-2421
      -------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
      -------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:    5,810,794
                                                     ---------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a) FINANCIAL STATEMENTS OF REGISTRANT

         INDEX                                                          NUMBER

         Condensed Balance Sheets (Unaudited) as of June 30, 2000
         and December 31, 1999.                                           2-3

         Condensed Statements of Income (Unaudited) for the three
         months and six months ended June 30, 2000 and 1999.                4

         Condensed Statements of Cash Flows (Unaudited) for the
          six months ended June 30, 2000 and 1999.                          5

         Notes to Condensed Financial Statements (Unaudited)             6-13

         Report on Review by Independent Accountants                       14

The condensed financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10- KSB of the Registrant for its fiscal year ended December 31, 1999.

The condensed financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS                     15-19


                                     PART II
                                OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS                                                  19
ITEM 2.  CHANGES IN SECURITIES                                              19
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    19
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                20
ITEM 5.  OTHER INFORMATION                                                  20
ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                   20

                             BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                         JUNE 30,          DECEMBER 31,
                                           2000               1999
                                        ----------         -----------
ASSETS

CURRENT ASSETS:
Cash                                    $  204,729         $  131,465
Accounts Receivable:
   Managed Limited Partnerships            412,828            337,276
   Trade and Other                         136,511             74,275
   Advances to Related Parties              82,545            627,304
                                        ----------         ----------

         TOTAL CURRENT ASSETS              836,613          1,170,320

PROPERTY AND EQUIPMENT, NET              3,693,861          3,178,606

OTHER ASSETS                                20,536             10,810
                                        ----------         ----------

TOTAL ASSETS                            $4,551,010         $4,359,736
                                        ==========         ==========





                   The accompanying notes are an integral part
                          of these financial statements

                             BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 JUNE 30,          DECEMBER 31,
                                                                  2000                1999
                                                              -----------          -----------
LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                         $   104,259          $    90,835
Current Portion Long Term Debt                                    110,231              110,231
                                                              -----------          -----------
         TOTAL CURRENT LIABILITIES                                214,490              201,066

LONG TERM DEBT                                                    335,128              418,511
DEFERRED INCOME TAX LIABILITY                                     238,807              150,139
                                                              -----------          -----------
         TOTAL LIABILITIES                                        788,425              769,716

COMMITMENTS AND CONTINGENCIES                                          --                   --

STOCKHOLDERS= EQUITY:
Preferred Stock, $0.001 par value; 5,000,000 shares
    authorized; 697,600 and 636,950 shares issued and
    outstanding at June 30, 2000 and December 31, 1999,
    respectively                                                      698                  637
Common Stock, $0.005 par value; 20,000,000 shares
    authorized; 5,810,794 and 5,809,794 shares issued and
    outstanding at June 30, 2000 and December 31, 1999,
    respectively                                                   29,054               29,049
Additional Paid-In Capital                                      4,398,426            4,208,735
Accumulated Deficit                                              (665,593)            (648,401)
                                                              -----------          -----------
         TOTAL STOCKHOLDERS' EQUITY                             3,762,585            3,590,020
                                                              -----------          -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                          $ 4,551,010          $ 4,359,736
                                                              ===========          ===========




                   The accompanying notes are an integral part
                          of these financial statements

                             BLUE RIDGE ENERGY, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   3 MONTHS ENDED                          6 MONTHS ENDED
                                                      JUNE 30,                                 JUNE 30,
OPERATING REVENUES:                           2000                1999                 2000                 1999
                                          -----------          -----------          -----------          -----------
Turnkey Contract Sales                    $   836,806          $   928,800          $ 1,697,418          $ 3,008,400
Management Fees                                31,537               60,000               73,232              115,675
Drilling Services Sales                       275,921              294,651              578,644              294,651
Oil and Gas Sales                              52,191                7,485              121,036               14,190
                                          -----------          -----------          -----------          -----------
         Total Operating Revenues           1,196,455            1,290,936            2,470,330            3,432,916

OPERATING COSTS AND
    OTHER EXPENSES:
Turnkey Contract Costs                        665,337              750,500            1,328,815            2,417,000
Drilling Services Costs                       175,653              291,112              441,789              291,112
Lease Operating Costs                          10,235                3,224               23,760                7,482
Depreciation, Depletion
   and Amortization                            36,000               17,221               72,000               20,253
Marketing Costs                                 3,629               56,462                3,629              180,911
General and Administrative Costs              170,171               56,057              307,092               77,787
                                          -----------          -----------          -----------          -----------
         Total Operating Costs              1,061,025            1,174,576            2,177,085            2,994,545
                                                               -----------          -----------          -----------

OPERATING INCOME                              135,430              116,360              293,245              438,371
OTHER INCOME (EXPENSE):
Interest Income (Expense)                     (12,673)              (7,841)             (22,008)              16,364
                                          -----------          -----------          -----------          -----------
         Total Other Income                   (12,673)              (7,841)             (22,008)              16,364
                                          -----------          -----------          -----------          -----------
INCOME BEFORE TAXES                           122,757              108,519              271,237              454,735
Income Tax Provision                          (39,670)             (30,041)             (88,668)            (144,281)
                                          -----------          -----------          -----------          -----------
NET INCOME                                $    83,087          $    78,478          $   182,569          $   310,454
                                          ===========          ===========          ===========          ===========
EARNINGS  PER
COMMON SHARE:
     Basic                                $     (0.00)         $      0.00          $     (0.00)         $      0.03
                                          ===========          ===========          ===========          ===========
     Diluted                              $     (0.00)         $      0.00          $     (0.00)         $      0.03
                                          ===========          ===========          ===========          ===========
     Weighted Average Common
         Shares Outstanding                 5,810,028            5,166,578            5,809,916            5,167,411
                                          ===========          ===========          ===========          ===========



                   The accompanying notes are an integral part
                          of these financial statements

                             BLUE RIDGE ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 6 MONTHS ENDED
                                                                        JUNE 30,
OPERATING REVENUES:                                         2000                 1999
                                                          ---------          -----------
CASH FLOWS FROM

OPERATING ACTIVITIES:
   Net Income (Loss)                                      $ 182,569          $   310,454
   Adjustments to Reconcile Net Income to
   Net Cash Flows from Operating Activities:
     Depreciation, Depletion and Amortization                72,000               20,253
     Increase (Decrease) in Deferred Taxes                   88,668              144,281
     Decrease (Increase) in Accounts Receivable            (137,789)              77,790
     Increase (Decrease) in Accounts Payable
          and Accrued Liabilities                            13,424             (280,258)
                                                          ---------          -----------
NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                               218,872              272,520

CASH FLOWS FROM

INVESTING ACTIVITIES:
   Decrease (Increase) in Advances to Affiliate             544,759            1,209,156
   Decrease (Increase)  in Other Assets                      (9,726)              54,873
   Purchase of Drilling Equipment                          (116,711)          (2,089,484)
   Purchase of Oil and Gas Properties                      (470,545)            (296,409)
                                                          ---------          -----------
   NET CASH PROVIDED (USED)BY
    INVESTING ACTIVITIES                                    (52,223)          (1,121,864)
   CASH FLOWS FROM

   FINANCING ACTIVITIES:
   Additions to Notes Payable                                    --              587,603
   Payments of Notes Payable                                (83,383)            (141,000)
   Issuance of Preferred Stock                              188,577              227,425
   Exercise of Common Stock Warrants                          1,000                   --
   Retirement of Common Stock                                    --              (15,000)
   Payments of Preferred Stock Dividends                   (199,579)            (147,923)
                                                          ---------          -----------
NET CASH PROVIDED (USED)
   BY FINANCING ACTIVITIES                                  (93,385)             511,105
                                                          ---------          -----------
NET INCREASE (DECREASE) IN CASH                              73,264             (338,239)
CASH AT BEGINNING OF PERIOD                                 131,465              480,952
                                                          ---------          -----------
CASH AT END OF PERIOD                                     $ 204,729          $   142,713
                                                          =========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest                                    $  24,067          $     5,062
                                                          =========          ===========
Cash Paid for Income Taxes                                $      --          $        --
                                                          =========          ===========



                   The accompanying notes are an integral part
                          of these financial statements

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000


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

Principles of Consolidation

     The accompanying financial statements include the accounts of Blue Ridge Energy, Inc. and its investment in limited partnerships for which it acts as managing general partner. As such, the Company has the sole and exclusive right and power to manage and control the partnership. The Company accounts for its investment in limited partnerships under the proportionate consolidation method. Under this method, the Company's financial statements include its pro rata share of assets and liabilities and revenues and expenses, respectively, of the limited partnerships in which it participates. All material inter company accounts and transactions have been eliminated in consolidation.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

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

Drilling Rig Operations

     The Company follows the completed contract method of accounting for turnkey drilling arrangements. Under this method, all income under drilling contracts, expenses under drilling contracts, all direct costs, and appropriate portions of indirect costs related to contracts in progress are recognized as revenues and expenses in the period the contracts are substantially complete. This accounting method has been utilized by the Company based on the short term nature of the drilling contracts, i.e. 5-10 days.

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

          (1) the costs of acquiring mineral interest in properties,

          (2) costs to drill and equip exploratory wells that find proved reserves,

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

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

Impairment of Long-Lived Assets

     The Company follows the provisions of SFAS 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the company using the present value of estimated future cash flows discounted at 10%.

Earnings Per Common Share

     The Company's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations.

     The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the 3 months ended June 30, 2000 and 1999:



                                                                        3 Months
Basic EPS computation -                                               June 30, 2000
-----------------------                                               -------------
     Net Income                                                         $   83,087
     Less: Preferred Stock Dividends                                      (104,640)
                                                                        ----------
     Earnings Available to Common Stockholders                          $  (21,553)
                                                                        ==========

      Dates                               Shares        Fraction        Weighted
   Outstanding                          Outstanding     of Period     Average Shares
   -----------                          -----------     ---------     --------------
April 1 - June 30                        5,809,794        100.0%         5,809,794
June 8  - June 30                            1,000         24.4%               244
                                                                        ----------
     Weighted Average Shares                                             5,810,028
                                                                        ==========

                                                                        3 Months
                                                                      June 30, 2000
                                                                      -------------
Basic EPS                                                               $    (0.00)
                                                                        ----------

                                                                        3 Months
Basic EPS computation -                                               June 30, 1999
---------------------                                                 -------------
     Net Income                                                         $   78,478
     Less: Preferred Stock Dividends                                       (78,365)
                                                                        ----------
     Earnings Available to Common Stockholders                          $      113
                                                                        ==========


      Dates                               Shares        Fraction        Weighted
   Outstanding                          Outstanding     of Period     Average Shares
   -----------                          -----------     ---------     --------------
April 1 - June 30                        5,166,578        100.0%         5,166,578
                                                                        ----------
     Weighted Average Shares                                             5,166,578

                                                                         3 Months
                                                                       June 30, 1999
                                                                       -------------
Basic EPS                                                               $     0.00
                                                                        ----------


     The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the 6 months ended June 30, 2000 and 1999:

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

                                                                        6 Months
Basic EPS computation -                                               June 30, 2000
-----------------------                                               -------------
     Net Income                                                          $ 182,569
     Less: Preferred Stock Dividends                                      (199,579)
                                                                        ----------
     Earnings Available to Common Stockholders                          $  (17,010)
                                                                        ==========


      Dates                               Shares        Fraction        Weighted
   Outstanding                          Outstanding     of Period     Average Shares
   -----------                          -----------     ---------     --------------
January 1 - June 30                      5,809,794        100.0%         5,809,794
June 8  - June 30                            1,000         12.2%               122
                                                                        ----------
     Weighted Average Shares                                             5,809,916
                                                                        ==========

                                                                         6 Months
                                                                       June 30, 2000
                                                                       -------------
Basic EPS                                                               $    (0.00)
                                                                        ----------

                                                                         6 Months
Basic EPS computation -                                                June 30, 1999
---------------------                                                  -------------
     Net Income                                                         $  310,454
     Less: Preferred Stock Dividends                                      (147,923)
                                                                        ----------
     Earnings Available to Common Stockholders                          $  162,531
                                                                        ==========


      Dates                               Shares        Fraction        Weighted
   Outstanding                          Outstanding     of Period     Average Shares
   -----------                          -----------     ---------     --------------
January 1 - June 30                      5,171,578        100.0%         5,171,578
February 1- June 30                         (5,000)        83.3%            (4,167)
                                                                        ----------
     Weighted Average Shares                                             5,167,411

                                                                         6 Months
                                                                      June 30, 1999
                                                                      -------------
Basic EPS                                                               $     0.03
                                                                        ----------


Income Taxes

     Income taxes are provided based on earnings reported for financial statement purposes. The provisions for income taxes differ from the amounts currently payable because of temporary differences (primarily intangible drilling costs and the Company's net operating loss carryforward) in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

Cash Equivalents

     For purposes of reporting cash flows, cash includes cash on hand and cash on deposit.

2. AFFILIATED OIL AND GAS PARTNERSHIPS

     The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships,

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

amounted to $836,806 and $928,800 during the three months ended June 30, 2000 and 1999, respectively, and $1,697,418 and $3,008,400 during the six months ended June 30, 2000 and 1999, respectively. The Company receives a management fee from the partnerships for its services in connection with the selection of the joint venture prospects and the initial operations of the joint venture in addition to syndication fees for funds raised directly by the Company. Management fees and syndication fees earned during the three months ended June 30, 2000 and 1999 amounted to $31,537 and $60,000, respectively, and $73,232 and $115,675 during the six months ended June 30, 2000 and 1999, respectively.

     In connection with the sponsorship of oil and gas partnerships, the Company is reimbursed by the partnerships for certain operating and overhead costs incurred on their behalf, including filing fees, legal fees, accounting fees, printing costs and other miscellaneous expenses. These reimbursements, which are offset against marketing and general and administrative costs, totaled $17,991 and $33,600 during the three months ended June 30, 2000 and 1999, respectively, and $55,951 and $65,415 during the six months ended June 30, 2000 and 1999, respectively.

     Included in the Company's financial statements are contributions made to the various Company sponsored oil and gas partnerships, less the applicable loss generated by these partnerships relative to the Company's percentage ownership. The Company has allocated, on a pro-rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

3. RELATED PARTY TRANSACTIONS

Stock Transactions

     As of June 30, 2000, there are 5,810,794 shares of common stock issued and outstanding. A total of 3,126,893 shares are held by Blue Ridge Group, Inc. and the remainder of 2,683,901 shares are held by approximately 500 shareholders, 40 of which are original stockholders of the Company.

     In June 1997, BR Group exercised warrants to purchase 200,000 restricted shares of BR Energy's common stock. In June 1998, BR Group exercised warrants to purchase 2,800,000 restricted shares of BR Energy's common stock. At December 31, 1999, BR Group owned warrants to purchase an additional 4,000,000 shares of common stock at $0.05 per share.

Advances from Related Parties

     During 1998, the Company agreed with Blue Ridge Group, Inc. to acquire and develop oil and gas properties and drilling equipment in the Appalachian Basin of Kentucky. In order to facilitate the acquisition of these properties the Company advanced approximately $1,300,000, bearing interest at 12% per annum, to Blue Ridge Group, Inc. As of June 30, 1999 approximately $98,989 in interest had been earned under this arrangement and the entire balance had been repaid via the drilling of 10 gas wells and the purchase of drilling equipment.

     Additionally, Blue Ridge Group, Inc. provides various management, administrative, accounting and geological services for the Company at a rate of $20,000 per month which has been determined on a proportional basis because specific identification of expenses is not practical. Management believes that this cost allocation method is reasonable and represents the fair value of the services rendered. The Company also reimbursed Blue Ridge Group for direct costs paid on its behalf. As

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

of June 30, 2000 and 1999, approximately $0 was due and payable to Blue Ridge Group under this arrangement.

4. PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, consisted of the following at June 30 2000 and December 31,1999:

                                                  2000                1999
                                                ----------         ----------
          Oil and Gas Properties                $1,678,719         $1,208,175
          Drilling Rigs and Equipment            2,222,485          2,105,774
          Furniture and Fixtures                       364                364
                                                ----------         ----------
                                                 3,901,568          3,314,313
          Less Accumulated Depreciation            207,707            135,707
                                                ----------         ----------
                                                $3,693,861         $3,178,606
                                                ==========         ==========


     Depreciation expense was $36,000 and $17,221 during the three months ended June 30, 2000 and 1999, respectively, and $72,000 and $20,253 during the six months ended June 30, 2000 and 1999, respectively.

     During the first quarter of 1999 the Company consummated the purchase of an Ingersoll Rand drilling rig and its ancillary equipment for approximately $1.35 million of which approximately $600 thousand was provided by long term debt. In June, 1999 the Company consummated the purchase of another Ingersoll Rand drilling rig from Blue Ridge Group, Inc. for approximately $750 thousand.

5. COMMITMENTS AND CONTINGENCIES


Commitments

     The Company has agreed to automatically convert all shares of preferred stock outstanding effective when a Securities Act Registration Statement for the Company's common stock is filed with the SEC, or two years from issuance, whichever comes first.

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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000

6.  STOCKHOLDERS' EQUITY

     The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. As of June 30, 2000, the Company was authorized to issue 25,000,000 shares of stock -- 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

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

     In connection with the sale of the Company's Series D. Preferred Stock, the Company issued one Series D Warrant, for the purchase of one share of the Company's Common Stock, with each share of Series D Preferred Stock sold. As of June 30, 2000 and 1999, there were 696,600 and 45,485 Series D Warrants issued and outstanding, respectively, 1,000 shares of which had been exercised in June, 2000.

     The Company has issued, or agreed to issue, several series of Warrants to purchase the Company's Common Stock, at varying terms and prices, in connection with the sale of units in some of its limited partnerships and in connection with the acquisition of some proved oil and gas properties. As of June 30, 2000 and December 31, 1999, there were 2,978,131 such Warrants outstanding, respectively.

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

     In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series D Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, the amount of $5.00 per share plus all unpaid dividends on such share of each share of Series D Stock then held by the shareholder. At June 30, 2000 and December 31, 1999 there were 697,600 and 636,950 shares of Series D Stock issued and outstanding, respectively.

                   REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors of Blue Ridge Energy, Inc.


     We have reviewed the accompanying condensed balance sheet of Blue Ridge Energy, Inc. as of June 30, 2000 and the related condensed statements of income for each of the three month and six month periods ended June 30, 2000 and 1999 and the condensed statements of cash flows for the six month period ended June 30, 2000 and 1999. Such condensed interim financial statements and related disclosures have been prepared in accordance with the required format and disclosures prescribed by the SEC for Form 10-QSB. These interim financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with generally accepted accounting principles.

     We previously audited, in accordance with generally accepted auditing standards, the Blue Ridge Energy, Inc. balance sheet as of December 31, 1999, and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 24, 2000 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated in all material respects, in relation to the balance sheet from which it has been derived.

Looney, Samson & Associates, P.L.L.C.
Dallas, Texas
August 11, 2000



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

FINANCIAL OVERVIEW:

     Blue Ridge Energy, Inc. ("the Company") is an oil and gas exploration company incorporated in the state of Nevada with its home office in the Commonwealth of Kentucky and presently conducting operations in Texas and Kentucky. During March of 1996, Blue Ridge Group, Inc. ("Group") acquired a majority interest in the Common Stock of the Company with the express intent to develop it into a successful oil and gas exploration and development company. The Company's Common Stock is traded "over-the-counter" with "BREY" as its stock symbol.

     The Company is engaged in the exploration and development of oil and gas leases located primarily in Texas, Kentucky, West Virginia and New Mexico through one or more of the following activities: (i) acquisition of oil and gas leases, (ii) investment in partnerships sponsored by itself or affiliates; (iii) purchase of producing oil and gas properties and (iv) providing drilling services. Wells drilled and developed by the Company include both exploratory and development wells located primarily in Texas and Kentucky. The Company intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs, a provider of drilling services and as an independent producer of oil and gas wells.

     As of June 30, 2000, the Company has participated, either directly or indirectly through its sponsored limited partnerships, in 43 wells, of which 30 are presently productive, located in Kentucky, Texas , West Virginia and New Mexico.

     The following are the primary properties held by The Company as of June 30, 2000:

     LAWRENCE COUNTY, KENTUCKY: During the second quarter of 2000, the Company committed to the acquisition and development of a 50% Working Interest in 11 wells in the Boon's Camp Prospect and a 50% Working Interest in 11 wells in the Contrary Creek Prospect in Lawrence County, Kentucky. Drilling in the Boon's Camp Prospect will begin during the third quarter of 2000 and drilling of the Contrary Creek Prospect is scheduled to begin during the fourth quarter of 2000.

     LOGAN COUNTY, WEST VIRGINIA: During the second quarter of 2000, the Company committed to the acquisition and development of a 50% Working Interest in 5 wells in the

McDonald Prospect in Logan County, West Virginia. Drilling in this prospect is scheduled to begin during the fourth quarter of 2000.

     TYLER COUNTY, TEXAS: During the second quarter of 2000, the Company committed to the acquisition and development of a 40% Working Interest in 2 wells in the West Pebble Island Prospect in Tyler County, Texas. Drilling in this prospect is scheduled to begin during the fourth quarter of 2000.

     SHELBY COUNTY, TEXAS: At the end of 1999, the Company acquired an interest in one (1) development well in Shelby County, Texas which is scheduled to begin drilling during the third quarter of 2000.

     MINGO AND WYOMING COUNTIES, WEST VIRGINIA: At the end of 1999, the Company acquired an interest in five (5) development wells in Mingo and Wyoming Counties, West Virginia. Drilling activities for these wells began in December, 1999. During the first quarter of 2000, the Company acquired an interest in a sixth well and has commenced drilling activities on all of the six wells. Four wells have been drilled, completed and are presently producing gas and two wells are in the final stages of completion and will begin production during the third quarter of 2000.

     MACK PIERCE #1: During 1999, the Company acquired an interest in the Mack Pierce #1 well in Wharton County, Texas and began drilling in December, 1999. This well was determined commercially productive and completed in the second quarter of 2000 and it is currently undergoing production testing.

     HARLAN / BIG SANDY PROSPECTS: Since December 31, 1998, the Company has embarked on an Appalachian Basin development well drilling program in Bell, Knox and Harlan counties of Kentucky. As of June 30, 1999, eighteen (18) wells have been drilled. Of the eighteen (18), eleven (11) are currently in production and selling gas, the remaining seven (7) have been drilled and are in various stages of completion as of June 30, 2000.

     HOME STAKE #1: The Home Stake #1 oil well is a development well located in Lea County, New Mexico. The Company owns 66.9% of the Working Interest in the Home Stake #1 which is a 50.2% Net Revenue Interest.

     KEEGAN GIBSON #1: The Keegan Gibson #1 oil well is a development well located in Smith, County, Texas.

     AMEND #1 & CATOR #1: The Amend #1 and Cator #1 wells are development wells located in Sherman County, Texas.

     DRILLING RIGS: During 1999, the Company acquired two drilling rigs and ancillary equipment. Rig #4 is a 1999 Ingersoll Rand RD-20 which is capable of drilling 5,000 feet and Rig #2 which is an Ingersoll Rand TR-4 acquired from BR Group which is capable of drilling 3,000 feet. The drilling rigs are managed by BR Group on behalf of the Company and are used to drill wells for oil and gas partnerships sponsored by the Company as well as on a contract basis for other third parties.

     By June 30, 2000, the Company had total assets of $4.5 million, total liabilities of $788 thousand and shareholders' equity of $3.8 million. The Company's net income decreased to $182 thousand during the first six months of 2000 as compared to $310 thousand for the same period in 1999, Earnings per common share, which take into account cash dividends paid on preferred stock, decreased to $(0.00) per share during the first six months of 2000 as compared to $0.03 during the same period in 1999. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

RECENT DEVELOPMENTS:

     On March 1, 2000, Mr. Edward L. Stillie was appointed President and Chief Executive Officer of The Company and Mr. Robert Burr resigned those two positions while continuing as Chairman of the Board of Directors. Additionally, on April 4, 2000, the Board of Directors was expanded to include six (6) members and Mr Stillie along with Mr. Russell L. Vera and Mr. Harry J. Peters were elected to the Board of Directors. On August 8, 2000, the Company's Annual Meeting of Shareholders and all six of the previously mentioned directors were re-elected for a term of one year.



INCOME STATEMENT REVIEW:

SIX MONTHS ENDED JUNE 30, 2000 AND 1999:

     The Company's net income decreased to $183 thousand during the first half of 2000 as compared to $310 thousand for the same period in 1999, Earnings per common share, which take into account cash dividends paid on preferred stock decreased to $(0.00) per share during the second quarter of 2000 as compared to $0.03 during the same period in 1999.

Operating Revenues:

     Operating revenues totaled $2.5 million during the six months ended June 30, 2000 as compared to the $3.4 million recorded during the six months ended June 30, 1999, This decrease was primarily related to a decreased activity level in the Company's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 2000.

Direct Operating Costs:

     Direct operating costs totaled $1.8 million during the six months ended June 30, 2000, as compared to the $2.7 million experienced during the same period in 1999. The changes in direct operating costs were primarily a result the decreased activity level in sponsoring Limited Partnerships previously discussed.

Other Operating Expenses:

     Marketing expenses decreased to $4 thousand during the first half of 2000 from the $181 thousand experienced during this period in 1999 due to the decreased activity in sponsoring Limited Partnerships previously discussed. General and Administrative expenses increased 299% to $307 thousand during the first half of 2000 as compared to $78 thousand during the same period in 1999, primarily as a result of Mr. Stillie's employment by the Company as well as legal and accounting fees related to SEC reporting requirements and registration statements.

 Other Income (Expense):

     Other Income (Expense) decreased 238% to $(22) thousand in the first half of 2000 from $16 thousand due to reductions in interest income as funds were utilized for the purchase of two drilling rigs and development of oil and gas properties.

THREE MONTHS ENDED JUNE 30, 2000 AND 1999:

     The Company's net income increased to $83 thousand during the second quarter of 2000 as compared to $78 thousand for the same period in 1999, Earning per common share, which take into account cash dividends paid on preferred stock remained $(0.00) per share during the second quarter of 2000 as compared to $(0.00) during the same period in 1999.

Operating Revenues:

     Operating revenues totaled $1.2 million during the three months ended June 30, 2000 as compared to the $1.3 million recorded during the three months ended June 30, 1999, This decrease was primarily related to a decreased activity level in the Company's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 2000.



Direct Operating Costs:

     Direct operating costs totaled $841 thousand during the three months ended June 30, 2000, as compared to the $1.0 million experienced during the same period in 1999. The changes in direct operating costs were primarily a result of increased efficiencies in the operation of the Company's drilling rigs and decreased drilling activity from sponsored limited partnerships resulting in lower operating costs.

Other Operating Expenses:

     Marketing expenses decreased to $4 thousand during the second quarter of 2000 from the $56 thousand experienced during this period in 1999 due to the decreased activity in sponsoring Limited Partnerships previously discussed. General and Administrative expenses increased 204% to $170 thousand during the second quarter of 2000 as compared to $56 thousand during the same period in 1999, primarily as a result of Mr. Stillie's employment by the Company as well as legal and accounting fees related to SEC reporting requirements and registration statements.

Other Income (Expense):

     Other Income (Expense) increased 63% to $(13) thousand in the second quarter of 2000 from $(8) thousand due to reductions in interest income as funds were utilized for the purchase of two drilling rigs and development of oil and gas properties.

BALANCE SHEET REVIEW:

ASSETS:

     The Company's current assets decreased 40% to $837 thousand at June 30, 2000 as compared to $1.2 million at December 31, 1999 primarily due to the utilization of Advances to Affiliates in purchasing and developing oil and gas properties. The Company's operations were the primary source of the fluctuations in accounts receivable and in cash. Property and equipment increased 16% to $3.7 million at June 30, 2000 as compared to $3.2 million at December 31, 1999 due to the purchase and development of oil and gas properties as previously discussed.

LIABILITIES:

     The Company's current liabilities increased 6% to $214 thousand at June 30, 2000 from $201 thousand at December 31, 1999 as a result of normal fluctuations caused by ongoing operations.. The Company has reduced its long term debt 16% to $445 thousand at June 30, 2000 from $529 thousand at December 31, 1999 as a result of fulfilling its normal payment obligations.

     Effective January 1, 1996, the Company adopted provisions of the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the use of the "liability method" under which deferred tax assets and liabilities are recognized for their estimated future tax consequences. At June 30, 2000 and December 31, 1999 the Company had recognized deferred income tax liabilities of $239 thousand and $150 thousand, respectively as a result of this methodology.

STOCKHOLDERS= EQUITY:

     Total capital invested in the Company for Common and Preferred Stock increased 6% to $3.8 million at June 30, 2000 from $3.6 million at December 31, 1999, primarily as a result of the sales of Series D Preferred Stock early in the first quarter of 2000.

     Despite recording net income of $183 thousand, the Company's retained earnings declined $18 thousand to an accumulated deficit of $666 thousand at June 30, 2000 from an accumulated deficit of $648 thousand at December 31, 1999 as the result of payment of approximately $200 thousand of cash dividends to the Company's Preferred Shareholders during the first half of 2000.

CAPITAL RESOURCES AND LIQUIDITY:

     As a result of the Company's equity transactions and increased operating functions, at June 30, 2000 the current ratio was 3.90 to 1, a decrease of 33% from 5.82 to 1 at December 31, 1999. This change in the current ratio was primarily due to the utilization of Advances to Affiliates in the acquisition and development of oil and gas properties.

     The Company's primary source of cash in 1999 and 2000 was derived from the sale of oil and gas limited partnerships, equity and the operation of oil and gas properties. Without these sources of cash, the Company would not have adequate sources of cash for its operations. While the company expects that its sources of cash will not significantly change for the remainder of 2000, the Company will be increasing its emphasis on drilling and developing oil and gas properties in order to increase its revenue from oil and gas production.

     As of June 30, 2000, the Company had sufficient cash to satisfy its operating needs for a period of ninety (90) days or longer, considering the funds receivable from its managed limited partnerships. The Company plans to continue funding its operating needs by sponsoring limited partnership oil and gas drilling programs.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings pending against Blue Ridge Energy, Inc.

ITEM 2.  CHANGES IN SECURITIES

     During the first quarter of 2000, the Company issued 60,650 shares of Series D Preferred Stock for a net consideration of $188,577 (net of brokerage commissions and legal expenses of approximately $114,673).These Preferred Securities were sold to accredited investors using Regulation D, Rule 506 as an exemption from registration. See the notes to the accompanying condensed financial statements for a description of the terms of conversion or exercise of the securities and warrants.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Company's annual meeting of stockholders was held on August 8, 2000.

     (b) The directors elected at the meeting were:

                                     For          Against      Abstain
                                     ---          -------      -------
         Robert D. Burr           3,645,091         490       2,165,213
         Edward L. Stillie        3,645,091         490       2,165,213
         James T. Cook, Jr.       3,641,661       3,920       2,165,213
         Gregory B. Shea          3,642,661       2,920       2,165,213
         Harry J. Peters          3,642,661       2,920       2,165,213
         Russell L. Vera          3,640,101       5,480       2,165,213


     (c) No other matters were voted on at the meeting.

         The forgoing matters are described in detail in the Company's proxy statement dated July 24, 2000 for the 2000 Annual Meeting of Stockholders

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BLUE RIDGE ENERGY, INC.



 Date:   August 11, 2000                     By /s/   James T. Cook, Jr.
         ---------------                        ------------------------
                                                James T. Cook, Jr.
                                                Sr. Vice President-Finance & CFO