Form 10QSB
period 2000-09-30
BLUE RIDGE ENERGY INC
filed 2000-11-14
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2000
                                               --------------------

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

                                 (270) 842-2421
----------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      N/A
---------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__ No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,077,044
                                                     ---------------------------

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
(a) FINANCIAL STATEMENTS OF REGISTRANT

          INDEX                                                           NUMBER
         Condensed Balance Sheets (Unaudited) as of September 30, 2000
         and December 31, 1999.                                            2-3

         Condensed Statements of Income (Unaudited) for the three
         months and nine months ended September 30, 2000 and 1999.           4

         Condensed Statements of Cash Flows (Unaudited) for the
         nine months ended September 30, 2000 and 1999.                      5

         Notes to Condensed Financial Statements (Unaudited)               6-14

         Report on Review by Independent Accountants                         15

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

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS                   16-20


                                     PART II
                                OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS                                                20
ITEM 2.  CHANGES IN SECURITIES                                            20
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  20
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              21
ITEM 5.  OTHER INFORMATION                                                21
ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                 21

                             BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                            SEPTEMBER 30,       DECEMBER 31,
                                               2000                1999
                                            ----------          ----------
ASSETS

CURRENT ASSETS:
Cash                                        $   55,621          $  131,465
Accounts Receivable:
   Managed Limited Partnerships                729,425             337,276
   Trade and Other                              96,342              74,275
   Advances to Related Parties                 165,723             627,304
 Prepaid Expenses                               73,001                  --
                                            ----------          ----------
         TOTAL CURRENT ASSETS                1,120,112           1,170,320

PROPERTY AND EQUIPMENT, NET                  3,577,255           3,178,606

OTHER ASSETS                                       490              10,810
                                            ----------          ----------

TOTAL ASSETS                                $4,697,857          $4,359,736
                                            ==========          ==========














                   The accompanying notes are an integral part
                          of these financial statements

                             BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                            SEPTEMBER 30,     DECEMBER 31,
                                                               2000               1999
                                                            -----------        -----------
LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------

CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses                       $   227,155        $    90,835
Current Portion Long Term Debt                                  149,305            110,231
                                                            -----------        -----------
         TOTAL CURRENT LIABILITIES                              376,460            201,066

LONG TERM DEBT                                                  337,207            418,511
DEFERRED INCOME TAX LIABILITY                                   260,778            150,139
                                                            -----------        -----------
         TOTAL LIABILITIES                                      974,445            769,716

COMMITMENTS AND CONTINGENCIES                                       ---                ---

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 5,000,000
    shares authorized; 437,350 and 636,950 shares
    issued and outstanding at September 30, 2000
    and December 31, 1999, respectively                             437                637
Common Stock, $0.005 par value; 20,000,000
    shares authorized; 6,077,044 and 5,809,794 shares
    issued and outstanding at September 30, 2000
    and December 31, 1999, respectively                          30,385             29,049
Additional Paid-In Capital                                    4,402,357          4,208,735
Accumulated Deficit                                            (709,767)          (648,401)
                                                            -----------        -----------
         TOTAL STOCKHOLDERS' EQUITY                           3,723,412          3,590,020
                                                            -----------        -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                        $ 4,697,857        $ 4,359,736
                                                            ===========        ===========



                  The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                3 MONTHS ENDED                      9 MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
OPERATING REVENUES:                         2000              1999               2000                1999
                                        -----------        -----------        -----------        -----------
Turnkey Contract Sales                  $   966,303        $ 1,113,979        $ 2,663,721        $ 4,122,379
Management Fees                              14,249             70,523             87,481            186,198
Drilling Services Sales                     358,075            179,350            936,719            474,002
Oil and Gas Sales                            27,081             30,500            148,117             44,690
                                        -----------        -----------        -----------        -----------
         Total Operating Revenues         1,365,708          1,394,352          3,836,038          4,827,269

OPERATING COSTS AND
    OTHER EXPENSES:
Turnkey Contract Costs                      613,961            902,500          1,942,776          3,319,500
Drilling Services Costs                     317,415            197,671            759,204            488,783
Lease Operating Costs                        39,433             25,000             63,193             32,482
Depreciation, Depletion
   and Amortization                          36,046             51,000            108,046             71,253
Marketing Costs                              22,992             35,161             31,621            216,073
General and Administrative Costs            236,864             65,207            543,956            147,168
                                        -----------        -----------        -----------        -----------
         Total Operating Costs            1,271,711          1,276,539          3,448,796          4,275,259
                                        -----------        -----------        -----------        -----------

OPERATING INCOME                             93,997            117,813            387,242            552,010
OTHER INCOME (EXPENSE):
Interest Income (Expense)                   (26,176)            (6,847)           (48,184)            13,689
                                        -----------        -----------        -----------        -----------
         Total Other Income                 (26,176)            (6,847)           (48,184)            13,689
                                        -----------        -----------        -----------        -----------
INCOME BEFORE TAXES                          67,821            110,966            339,058            565,699
Income Tax Provision                        (22,380)           (42,400)          (111,048)          (186,681)
                                        -----------        -----------        -----------        -----------
NET INCOME                              $    45,441        $    68,566        $   228,010        $   379,018
                                        ===========        ===========          =========        ===========
EARNINGS  PER
COMMON SHARE:
     Basic                              $     (0.01)       $     (0.00)         $   (0.01)       $      0.03
                                        ===========        ===========          =========        ===========
     Diluted                            $     (0.01)       $     (0.00)         $   (0.01)       $      0.03
                                        ===========        ===========          =========        ===========
     Weighted Average Common
         Shares Outstanding               5,942,907          5,581,729          5,854,960          5,305,309
                                        ===========        ===========          =========        ===========





                     The accompanying notes are an integral
                       part of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  9 MONTHS ENDED
                                                                    SEPTEMBER 30,
OPERATING REVENUES:                                           20000              1999
---------------------                                      -----------        -----------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Income (Loss)                                         $   228,010        $   379,018
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
  Depreciation, Depletion and Amortization                    108,046             71,253
  Increase (Decrease) in Deferred Taxes                       110,639            186,681
  (Decrease) in Drilling Advances                                 ---           (284,074)
  Decrease (Increase) in Accounts Receivable                 (414,216)          (528,126)
  Increase (Decrease) in Accounts Payable
      and Accrued Liabilities                                 136,320             24,309
                                                          -----------        -----------
  NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                       168,799           (150,939)
CASH FLOWS FROM
INVESTING ACTIVITIES:
Decrease (Increase) in Advances to Affiliate                  461,581          1,168,016
Decrease (Increase)  in Other Assets                          (62,681)            71,696
Purchase of Drilling Equipment                               (107,087)        (2,101,484)
Purchase of Oil and Gas Properties                           (399,711)          (325,665)
                                                          -----------        -----------
NET CASH PROVIDED (USED) BY
 INVESTING ACTIVITIES                                        (107,898)        (1,187,437)
 CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Additions to Notes Payable                                    75,000            587,603
 Payments of Notes Payable                                   (117,230)          (181,039)
 Issuance of Preferred Stock                                  187,758            738,036
 Exercise of Common Stock Warrants                              7,000             12,500
 Retirement of Common Stock                                       ---            (15,000)
 Payments of Preferred Stock Dividends                       (289,273)          (226,579)
                                                          -----------        -----------
 NET CASH PROVIDED (USED)
  BY FINANCING ACTIVITIES                                    (136,745)           915,521
                                                          -----------        -----------
  NET INCREASE (DECREASE) IN CASH                             (75,844)          (422,855)
  CASH AT BEGINNING OF PERIOD                                 131,465            500,877
                                                          ===========        ===========
  CASH AT END OF PERIOD                                   $    55,621        $    78,022
                                                          ===========        ===========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                      $48,184        $    13,414
                                                          ===========        ===========
  Cash Paid for Income Taxes                              $       409        $       ---
                                                          ===========        ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

1.  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ---------------------------------------------------------

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

Principles of Consolidation
---------------------------
     The accompanying financial statements include the accounts of Blue Ridge Energy, Inc. and its investment in limited partnerships for which it acts as managing general partner. As such, the Company has the sole and exclusive right and power to manage and control the partnership. The Company accounts for its investment in limited partnerships under the proportionate consolidation method. Under this method, the Company's financial statements include its pro rata share of assets and liabilities and revenues and expenses, respectively, of the limited partnerships in which it participates. All material inter company accounts and transactions have been eliminated in consolidation.

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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

Drilling Rig Operations
-----------------------
     The Company follows the completed contract method of accounting for turnkey drilling arrangements. Under this method, all income under drilling contracts, expenses under drilling contracts, all direct costs, and appropriate portions of indirect costs related to contracts in progress are recognized as revenues and expenses in the period the contracts are substantially complete. This accounting method has been utilized by the Company based on the short term nature of the drilling contracts, i.e. 5-10 days.

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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

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

Impairment of Long-Lived Assets
-------------------------------
     The Company follows the provisions of SFAS 121 - "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of." Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the company using the present value of estimated future cash flows discounted at 10%.

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

     The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the 3 months ended September 30, 2000 and 1999:

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


                                                                  3 Months
Basic EPS computation B                                      September 30, 2000
---------------------                                        ------------------
   Net Income                                                   $   45,441
   Less: Preferred Stock Dividends                                 (89,694)
                                                                 ----------
   Earnings Available to Common Stockholders                    $  (44,253)
                                                                 ==========

      Dates                             Shares      Fraction      Weighted
   Outstanding                       Outstanding   of Period   Average Shares
 -----------                         -----------   ---------   --------------
 April 1 - September 30               5,809,794      100.0%      5,809,794
 June 8  - September 3                    2,000       24.4%            488
 August 15 - September 30               265,500       50.0%        132,625
                                     ----------                 ----------
      Weighted Average Shares         6,077,294                  5,942,907
                                                                ==========

                                                                  3 Months
                                                             September 30, 2000
                                                             ------------------
Basic EPS                                                       $    (0.01)
                                                                ----------

                                                                  3 Months
Basic EPS computation B                                      September 30, 1999
---------------------                                        ------------------
   Net Income                                                   $   68,566
   Less: Preferred Stock Dividends                                 (78,656)
                                                                ----------
   Earnings Available to Common Stockholders                    $  (10,090)
                                                                ==========

      Dates                             Shares      Fraction      Weighted
   Outstanding                       Outstanding   of Period   Average Shares
   -----------                       -----------   ---------   --------------
 July 1 - September 30                 5,166,578      100.0%      5,166,578
 August 1 - September 30                 622,416       66.7%        415,151
                                       ---------                 ----------
Weighted Average Shares                5,788,994                  5,581,729

                                                                  3 Months
                                                             September 30, 1999
                                                             ------------------
Basic EPS                                                       $    (0.00)
                                                                ----------
                                        9

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

     The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the 9 months ended September 30, 2000 and 1999:

                                                                   9 Months
Basic EPS computation B                                      September 30, 2000
---------------------                                        ------------------
   Net Income                                                      $  228,010
   Less: Preferred Stock Dividends                                   (289,273)
                                                                   ----------
   Earnings Available to Common Stockholders                       $  (61,263)
                                                                   ==========

     Dates                              Shares        Fraction      Weighted
  Outstanding                        Outstanding     of Period   Average Shares
  -----------                        -----------     ---------   --------------
 January 1 - September 30            5,809,794         100.0%       5,809,794
 June 8  - September 30                  2,000          41.4%             828
 August 15 - September 30              265,500          16.7%          44,338
                                     ---------                     ----------
   Weighted Average Shares           6,077,294                      5,854,960
                                                                   ==========

                                                                   9 Months
                                                             September 30, 2000
                                                             ------------------
Basic EPS                                                          $    (0.01)
                                                                   ------------
                                                                      9 Months
Basic EPS computation B                                      September 30, 1999
---------------------                                        ------------------
   Net Income                                                      $  379,018
   Less: Preferred Stock Dividends                                   (226,579)
                                                                   ----------
   Earnings Available to Common Stockholders                       $  152,439
                                                                   ==========

Dates                                   Shares         Fraction     Weighted
Outstanding                           Outstanding     of Period  Average Shares
-----------                           -----------     ---------  --------------
January 1 - September 30             5,171,578          100.0%      5,171,578
February 1- September 30                (5,000)          83.3%         (4,445)
August 1 - September 30                622,416           22.2%        138,176
                                   -----------                    -----------
   Weighted Average Shares           5,785,994                      5,305,309

                                                                   9 Months
                                                             September 30, 1999
                                                             ------------------
Basic EPS                                                          $     0.03
                                                                   ----------



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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

Cash Equivalents
----------------
For purposes of reporting cash flows, cash includes cash on hand and cash on deposit.

2. AFFILIATED OIL AND GAS PARTNERSHIPS
   -----------------------------------

   The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $966,303 and $1,113,979 during the three months ended September 30, 2000 and 1999, respectively, and $2,663,721 and $4,122,379 during the nine months ended September 30, 2000 and 1999, respectively. The Company receives a management fee from the partnerships for its services in connection with the selection of the joint venture prospects and the initial operations of the joint venture in addition to syndication fees for funds raised directly by the Company. Management fees and syndication fees earned during the three months ended September 30, 2000 and 1999 amounted to $14,249 and $70,523, respectively, and $87,481 and $186,198 during the nine months ended September 30, 2000 and 1999, respectively.

   In connection with the sponsorship of oil and gas partnerships, the Company is reimbursed by the partnerships for certain operating and overhead costs incurred on their behalf, including filing fees, legal fees, accounting fees, printing costs and other miscellaneous expenses. These reimbursements, which are offset against marketing and general and administrative costs, totaled $8,142 and $40,300 during the three months ended September 30, 2000 and 1999, respectively, and $64,093 and $105,715 during the nine months ended September 30, 2000 and 1999, respectively.

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

3. RELATED PARTY TRANSACTIONS
   --------------------------

Stock Transactions
------------------

   As of September 30, 2000, there are 6,077,044 shares of common stock issued and outstanding. A total of 3,126,893 shares are held by Blue Ridge Group, Inc. and the remainder of 2,945,051 shares are held by approximately 550 shareholders, 40 of which are original stockholders of the Company.

In June, 1997, BR Group exercised warrants to purchase 200,000 restricted shares of BR Energy's common stock. In June, 1998, BR Group exercised warrants to purchase 2,800,000 restricted shares of BR Energy's common stock. At December 31, 1999, BR Group owned warrants to purchase an additional 4,000,000 shares of common stock at $0.05 per share.

Advances from Related Parties
-----------------------------

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

   During 1998, the Company agreed with Blue Ridge Group, Inc. to acquire and develop oil and gas properties and drilling equipment in the Appalachian Basin of Kentucky. In order to facilitate the acquisition of these properties the Company advanced approximately $1,300,000, bearing interest at 12% per annum, to Blue Ridge Group, Inc. As of September 30, 2000 approximately $98,989 in interest had been earned under this arrangement and the entire balance had been repaid via the drilling of 10 gas wells and the purchase of drilling equipment.

   Additionally, Blue Ridge Group, Inc. provides various management, administrative, accounting and geological services for the Company at a rate of $20,000 per month which has been determined on a proportional basis because specific identification of expenses is not practical. Management believes that this cost allocation method is reasonable and represents the fair value of the services rendered. The Company also reimbursed Blue Ridge Group for direct costs paid on its behalf. As of September 30, 2000 and 1999, approximately $0 was due and payable to Blue Ridge Group under this arrangement.

4. PROPERTY AND EQUIPMENT
   ----------------------
   Property and equipment, stated at cost, consisted of the following at September 30, 2000 and December 31,1999:

                                                   2000               1999
                                               -----------         -----------
         Oil and Gas Properties                 $1,607,886         $ 1,208,175
         Drilling Rigs and Equipment             2,212,861           2,105,774
         Furniture and Fixtures                       ---                  364
                                               -----------         -----------
                                                 3,820,747           3,314,313
         Less Accumulated Depreciation             243,492             135,707
                                               -----------         -----------
                                               $ 3,577,255         $ 3,178,606
                                               ===========         ===========

   Depreciation expense was $36,046 and $51,000 during the three months ended September 30, 2000 and 1999, respectively, and $108,046 and $71,253 during the nine months ended September 30, 2000 and 1999, respectively.

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

   At September 30, 2000, the Company had committed to the following drilling and development activities:

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000

   During the second quarter of 2000, the Company committed to the acquisition and development of a 50% Working Interest in 11 wells in the Boon's Camp Prospect and a 50% Working Interest in 11 wells in the Contrary Creek Prospect in Lawrence County, Kentucky. Drilling in the Boon's Camp Prospect began during the third quarter of 2000 and drilling of the Contrary Creek Prospect is scheduled to begin during the fourth quarter of 2000.

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

   At the end of 1999, the Company acquired an interest in one (1) development well in Shelby County, Texas which was drilled and completed and began production during the third quarter of 2000.

   All of the costs associated with the development of these projects are to be borne by various Limited Partnerships sponsored by the Company.

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

6.  STOCKHOLDERS' EQUITY
    --------------------

   The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. As of September 30, 2000, the Company was authorized to issue 25,000,000 shares of stock -- 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

Common Stock
------------
   The Company was organized in November, 1994, as a Nevada corporation under the name of Gem Source, Incorporated (Gem Source) with an initial issuance of 1,000,000 shares of Common Stock with a par value of $0.001 per share. In 1995, Gem Source had an offering of 1,633,000 shares under Rule 504, an exemption under Regulation D from full registration with the SEC to bring the total outstanding shares of common stock to 2,633,000.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000


   During the third quarter of 2000, 260,500 shares of the Company's Series D Preferred Stock was converted into 260,500 shares of the Company's Common stock.

   In connection with the sale of the Company's Series D. Preferred Stock, the Company issued one Series D Warrant, for the purchase of one share of the Company's Common Stock, with each share of Series D Preferred Stock sold. As of September 30, 2000 and 1999, there were 690,600 and 45,485 Series D Warrants issued and outstanding, respectively, 7,000 shares of which had been exercised in 2000.

   The Company has issued, or agreed to issue, several series of Warrants to purchase the Company's Common Stock, at varying terms and prices, in connection with the sale of units in some of its limited partnerships and in connection with the acquisition of some proved oil and gas properties. As of September 30, 2000 and December 31, 1999, there were 2,978,131 such Warrants outstanding, respectively.

Series D Preferred Stock
------------------------
   During 1998, the Company authorized the issuance and sale of 1,000,000 shares of Series D Preferred Stock ("Series D Stock" which has a par value of $0.001 per share at $5.00 per share. The Series D Stock bears a 12% per annum dividend payable monthly. In addition, the Company will issue one Common Stock Warrant exercisable to purchase one share of the Company's Common Stock for $1.00 with each share of Series D Stock sold. Each share of the Series D Stock shall be converted automatically into one (1) share of Common Stock effective when a registration statement for the Common Stock is filed with the SEC or two years from issuance, whichever occurs first.

   In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of Series D Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, the amount of $5.00 per share plus all unpaid dividends on such share of each share of Series D Stock then held by the shareholder. During the third quarter of 2000, 260,250 shares of the Company's Series D Preferred Stock was converted into 260,250 shares of the Company's Common stock. At September 30, 2000 and December 31, 1999 there were 437,350 and 636,950 shares of Series D Stock issued and outstanding, respectively.

                   REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors of Blue Ridge Energy, Inc.



         We have reviewed the accompanying condensed balance sheet of Blue Ridge Energy, Inc. as of September 30, 2000 and the related condensed statements of income for each of the three month and nine month periods ended September 30, 2000 and 1999 and the condensed statements of cash flows for the six month period ended September 30, 2000 and 1999. Such condensed interim financial statements and related disclosures have been prepared in accordance with the required format and disclosures prescribed by the SEC for Form 10-QSB. These interim financial statements are the responsibility of the Company's management.

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

 Looney, Samson & Associates, P.L.L.C.
 Dallas, Texas
 November 13, 2000









               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

FINANCIAL OVERVIEW:
-------------------

     Blue Ridge Energy, Inc. ("the Company") is an oil and gas exploration company incorporated in the state of Nevada with its home office in the Commonwealth of Kentucky and presently conducting operations in Texas, New Mexico, West Virginia and Kentucky. During March of 1996, Blue Ridge Group, Inc. ("Group") acquired a majority interest in the Common Stock of the Company with the express intent to develop it into a successful oil and gas exploration and development company. The Company's Common Stock is traded "over-the-counter" with "BREY" as its stock symbol.

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

          As of September 30, 2000, the Company has participated, either directly or indirectly through its sponsored limited partnerships, in 51 wells, of which 29 are presently productive. These wells are located in Kentucky, Texas, West Virginia and New Mexico. During the first three quarters of 2000, the Company participated in 15 wells: 8 wells in Kentucky, 6 wells in West Virginia and 1 well in Texas

           The following are the primary properties held by The Company as of September 30, 2000:

           LAWRENCE AND JOHNSON COUNTIES, KENTUCKY: During the second quarter of 2000, the Company committed to the acquisition and development of a 50% Working Interest in 11 wells in the Boon's Camp Prospect and a 50% Working Interest in 11 wells in the Contrary Creek Prospect in Lawrence County, Kentucky. Drilling in the Boon's Camp Prospect began during the third quarter of 2000 and drilling of the Contrary Creek Prospect is scheduled to begin during the fourth quarter of 2000.

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

          SHELBY COUNTY, TEXAS: At the end of 1999, the Company acquired an interest in one (1) development well in Shelby County, Texas which was drilled and completed and began production during the third quarter of 2000.

          MINGO AND WYOMING COUNTIES, WEST VIRGINIA: At the end of 1999, the Company acquired an interest in five (5) development wells in Mingo and Wyoming Counties, West Virginia. Drilling activities for these wells began in December, 1999. During the first quarter of 2000, the Company acquired an interest in a sixth well and has commenced drilling activities on all of the six wells. All of the wells have been drilled, completed and are presently producing gas.


          MACK PIERCE #1: During 1999, the Company acquired an interest in the Mack Pierce #1 well in Wharton County, Texas and began drilling in December, 1999. This well was determined commercially productive and completed in the second quarter of 2000. Initial production was 411 MCFG/D but water broke in 4 days later. A recompletion attempt has failed and management decide to plug and abandon the well in October, 2000.

          HARLAN / BIG SANDY PROSPECTS: Since December 31, 1998, the Company has embarked on an Appalachian Basin development well drilling program in Bell, Knox and Harlan counties of Kentucky. As of June 30, 1999, eighteen (18) wells have been drilled. Of the eighteen (18), ten (10) are currently in production and selling gas, three (3) wells are currently shut-in, four (4) wells are ready to perforate and (1) well is a dry hole.

          HOME STAKE #1: The Home Stake #1 oil well is a development well located in Lea County, New Mexico. The Company owns 66.9% of the Working Interest in the Home Stake #1 which is a 50.2% Net Revenue Interest.

          KEEGAN GIBSON #1: The Keegan Gibson #1 oil well is a development well located in Smith, County, Texas.

          AMEND #1: The Amend #1 well is a development well located in Sherman County, Texas.

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

      By September 30, 2000, the Company had total assets of $4.7 million, total liabilities of $1.0 million and shareholders' equity of $3.8 million. The Company's net income decreased to $258 thousand during the first nine months of 2000 as compared to $379 thousand for the same period in 1999, Earnings per common share, which take into account cash dividends paid on preferred stock, decreased to $(0.01) per share during the first nine months of 2000 as compared to $0.03 during the same period in 1999. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

RECENT DEVELOPMENTS:

    On March 1, 2000, Mr. Edward L. Stillie was appointed President and Chief Executive Officer of The Company and Mr. Robert Burr resigned those two positions while continuing as Chairman of the Board of Directors. Additionally, on April 4, 2000, the Board of Directors was expanded to include six (6) members and Mr Stillie along with Mr. Russell L. Vera and Mr. Harry J. Peters were elected to the Board of Directors. On August 8, 2000, the Company's Annual Meeting of Shareholders was held and all six of the previously mentioned directors were re-elected for a term of one year.

INCOME STATEMENT REVIEW:

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:

      The Company's net income decreased to $228 thousand during the first three quarters of 2000 as compared to $379 thousand for the same period in 1999. Earnings per common share, which take into account cash dividends paid on preferred stock decreased to $(0.01) per share during the first three quarters of 2000 as compared to $0.03 during the same period in 1999.

Operating Revenues:
------------------
      Operating revenues totaled $3.8 million during the nine months ended September 30, 2000 as compared to the $4.8 million recorded during the nine months ended September 30, 1999, This decrease was primarily related to a decreased activity level in the Company's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 2000.

Direct Operating Costs:
----------------------
      Direct operating costs totaled $2.8 million during the nine months ended September 30, 2000, as compared to the $3.8 million experienced during the same period in 1999. The changes in direct operating costs were primarily a result of the decreased activity level in sponsoring Limited Partnerships previously discussed.

Other Operating Expenses:
------------------------
     Marketing expenses decreased to $32 thousand during the first nine months of 2000 from the $216 thousand experienced during this period in 1999 due to the decreased activity in sponsoring Limited Partnerships previously discussed. General and Administrative expenses increased 270% to $544 thousand during the first three quarters of 2000 as compared to $147 thousand during the same period in 1999, primarily as a result of Mr. Stillie's employment by the Company as well as legal and accounting fees related to SEC reporting requirements and registration statements.

 Other Income (Expense):
 ----------------------
      Other Income (Expense) decreased 442% to $(48) thousand in the first three quarters of 2000 from $14 thousand due to increases in interest expense for funds utilized in the purchase of two drilling rigs and development of oil and gas properties.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999:
-----------------------------------------------

       The Company's net income decreased to $45 thousand during the second quarter of 2000 as compared to $68 thousand for the same period in 1999, Earning per common share, which take into account cash dividends paid on preferred stock decreased to $(0.01) per share during the third quarter of 2000 as compared to $(0.00) during the same period in 1999.



Operating Revenues:
------------------
       Operating revenues remained $1.4 million during the three months ended September 30, 2000 as compared to the $1.4 million recorded during the three months ended September 30, 1999, The decrease in turnkey sales was offset by an increased activity level in the operation of the Company's drilling rigs.

Direct Operating Costs:
----------------------
       Direct operating costs totaled $1.0 million during the three months ended September 30, 2000, as compared to the $1.1 million experienced during the same period in 1999. The changes in direct operating costs were primarily a result of increased efficiencies in the operation of the Company's drilling rigs and decreased drilling activity from sponsored limited partnerships resulting in lower operating costs.

Other Operating Expenses:
------------------------
       Marketing expenses decreased to $28 thousand during the third quarter of 2000 from the $35 thousand experienced during this period in 1999 due to the decreased activity in sponsoring Limited Partnerships previously discussed. General and Administrative expenses increased 264% to $237 thousand during the third quarter of 2000 as compared to $65 thousand during the same period in 1999, primarily as a result of Mr. Stillie's employment by the Company as well as legal and accounting fees related to SEC reporting requirements and registration statements.

Other Income (Expense):
----------------------
       Other Income (Expense) decreased 271% to $(26) thousand in the third quarter of 2000 from $(7) thousand due to increases in interest expense for funds utilized in the purchase of two drilling rigs and development of oil and gas properties.

BALANCE SHEET REVIEW:
---------------------

ASSETS:
-------

       The Company's current assets remained decreased to $1.1 million at September 30, 2000 as compared to $1.2 million at December 31, 1999 primarily due to the utilization of Advances to Affiliates in purchasing and developing oil and gas properties. The Company's operations were the primary source of the fluctuations in accounts receivable and in cash. Property and equipment increased 13% to $3.6 million at September 30, 2000 as compared to $3.2 million at December 31, 1999 due to the purchase and development of oil and gas properties as previously discussed.

 LIABILITIES:
 ------------

       The Company's current liabilities increased 88% to $377 thousand at September 30, 2000 from $201 thousand at December 31, 1999 as a result of normal fluctuations caused by ongoing operations. The Company has reduced its long term debt 22% to $412 thousand at September 30, 2000 from $529 thousand at December 31, 1999 as result of fulfilling its normal payment obligations.

     Effective January 1, 1996, the Company adopted provisions of the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the use of the "liability method" under which deferred tax assets and liabilities are recognized for their estimated future tax consequences. At September 30, 2000 and December 31, 1999 the Company had recognized deferred income tax liabilities of $261 thousand and $150 thousand, respectively as a result of this methodology.

STOCKHOLDERS' EQUITY:

       Total capital invested in the Company for Common and Preferred Stock increased 5% to $4.4 million at September 30, 2000 from $4.2 million at December 31, 1999, primarily as a result of the sales of Series D Preferred Stock early in the first quarter of 2000.

       Despite recording net income of $228 thousand, the Company's retained earnings declined $62 thousand to an accumulated deficit of $710 thousand at September 30, 2000 from an accumulated deficit of $648 thousand at December 31, 1999 as the result of payment of approximately $289 thousand of cash dividends to the Company's Preferred Shareholders during the first three quarters of 2000.

CAPITAL RESOURCES AND LIQUIDITY:

       As a result of the Company's equity transactions and increased operating functions, at September 30, 2000 the current ratio was 2.98 to 1, a decrease of 49% from 5.82 to 1 at December 31, 1999. This change in the current ratio was primarily due to the utilization of Advances to Affiliates in the acquisition and development of oil and gas properties.

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

      As of September 30, 2000, the Company had sufficient cash to satisfy its operating needs for a period of ninety (90) days or longer, considering the funds receivable from its managed limited partnerships. The Company plans to continue funding its operating needs by sponsoring limited partnership oil and gas drilling programs.


                                     PART II
                                OTHER INFORMATION
                                -----------------


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

         During the third quarter of 2000, 260,250 shares of the Company's Series D Preferred Stock were converted into 260,250 shares of the Company's Common Stock.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company's annual meeting of stockholders was held on August 8, 2000.

         (b)  The directors elected at the meeting were:

                                                   For               Against           Abstain
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

              The forgoing matters are described in detail in the Company's proxy statement dated July 24, 2000 for the 2000 Annual Meeting of Stockholders

 ITEM 5. OTHER INFORMATION
             None

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES
                                   ----------

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          BLUE RIDGE ENERGY, INC.



 Date:   November 14, 2000                By /s/   James T. Cook, Jr.
         -----------------                   ------------------------
                                             James T. Cook, Jr.
                                             Sr. Vice President-Finance & CFO