Form 10KSB40/A
period 1999-12-31
BLUE RIDGE ENERGY INC
filed 2001-03-22
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 AMENDMENT 2 TO
                                 FORM 10-KSB/A


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

                                     Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


       State issuer's revenues for its most recent fiscal year. $5,731,493


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

WELLS IN PROGRESS                GROSS WELLS                       NET WELLS
GEOGRAPHIC AREA              ------------------                    ---------
                             OIL            GAS                OIL           GAS
                             ---            ---                ---           ---

Kentucky                     0.00           3.00             0.00           0.90
West Virginia                0.00           6.00             0.00           0.41
                             ----        -------             ----           ----
               Totals        0.00           9.00             0.00           1.31
                             ====        =======             ====           ====


PRODUCTIVE WELLS                GROSS WELLS                        NET WELLS                          RESERVES
                                -----------                        ---------                          --------



GEOGRAPHIC AREA                OIL          GAS             OIL           GAS               OIL              GAS
                               ---          ---             ---           ---               ---              ---
                                                                                           (BBLS)           (MCF)
New Mexico                     1.00         0.00            0.67          0.00             17,963           18,000
Texas                          1.00         4.00            1.00          1.31              3,611           69,000
Kentucky                       0.00        15.00            0.00          3.92                  0          457,589
                               ----       ------            ----          ----             ------          -------
               Totals          2.00        19.00            1.67          5.23             21,574          544,589
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



                                                     NET PRODUCTION       NET PRODUCTION
                                                      FOR THE YEAR         FOR THE YEAR
                                                         12/31/99             12/31/98
                                                         --------             --------
Net Volumes (Equivalent Barrel)                            3,238               2,051
Average Sales Price per Equivalent Barrel                 $18.60              $13.41
Average Production Cost per Equivalent Barrel
        (includes production taxes)                       $ 5.48              $13.27


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

NET PROVED OIL AND GAS RESERVES


         Presented below are the estimates of BR Energy's proved reserves as of December 31, 1999 and 1998. All of BR Energy's proved reserves are located in the United States.



                                                    DECEMBER 31, 1999        DECEMBER 31, 1998
                                                                NATURAL                 NATURAL
                                                   OIL            GAS        OIL         GAS
                                                   ---            ---        ---         ---
                                                  (BBLS)         (MCF)      (BBLS)       (MCF)
Proved developed reserves at end of year:
Balance at beginning of year                      34,959       30,850        2,236            0
Extensions, discoveries and other additions            0      303,843       20,989       20,989
Revisions of previous estimates                  (14,397)      12,850            0            0
Purchases of minerals in place                     3,564      226,861       13,452       10,850
Production                                        (2,552)      (4,115)      (1,718)      (2,000)
                                                --------     --------     --------     --------
Balance at end of year                            21,574      544,589       34,959       30,850
                                                --------     --------     --------     --------



BBLS-Barrels of Oil   MCF-Thousand cubic feet of gas

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

DRILLING ACTIVITIES


                                                  Oil Wells                      Gas Wells
                                               1999        1998             1999          1998
                                               ----        ----             ----          ----
Exploratory Wells                                 -          --               --            --
Development Wells                                 -           2               20             3
                                               ----        ----             ----          ----
               Total Wells                        -           2               20             3


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

         BR Energy's Preferred Stock entitles all holders to receive dividends of 12% per annum, payable monthly, based upon the total number of shares outstanding. BR Energy has paid cash dividends on its Preferred Stock as follows:


                      1999                 1998
                  ------------         ------------
                    $ 313,114            $ 336,448


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

RESULTS OF OPERATION


         Net income was ($1,085,000) in 1999 compared to $48,000 in 1998, and a net loss of $89,000 in 1997. On a per share basis, which takes into account cash dividends paid on preferred stock, BR Energy had a net loss of $0.26 per share in 1999, as compared to a net loss of $0.09 per share in 1998 and a net loss of $0.20 per share in 1997.

OPERATING REVENUES


         Operating revenues totaled $5,700,000 in 1999; a 285% increase from the $2,000,000 in 1998 which was a 29.7% decrease from the $3,000,000 recorded in 1997. Turnkey drilling contract sales included in operating revenues were $4,634,000 in 1999, as compared to $1,743,000 in 1998 and $2,616,843 for 1997.
Oil and gas sales included in operating revenues were $60,226 for 1999, as compared to $27,501 for 1998 and $28,277 for 1997. Operating revenues also includes fees earned from the sponsoring of oil and gas drilling partnership in the form of management fees of $245,000 in 1999 compared to $0 in 1998. BR Energy also acquired two (2) drilling rigs in 1999 which generated revenues of $792,000 for 1999 versus 0 for such revenues in 1998 or 1997.


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

OTHER OPERATING EXPENSES


         Other operating expenses increased 96.9% to $1,150,000 from $223,000 in 1998 primarily as a result of concurrent variations in the marketing efforts in the marketing of BR Energy's Limited Partnerships as previously discussed as well as increased general and administrative expenses.




         Depreciation, depletion and amortization continued increasing to $117,695 in 1999 from $17,978 in 1998 and from $118 in 1997. These increases are primarily related to the purchase of drilling rigs and oilfield service equipment in 1999 and 1998.


IMPAIRMENT OF OIL & GAS PROPERTIES

         During February 2001, the Company restated its December 31, 1999 financial statements in order to comply with the accounting and disclosure requirements of SFAS 123 regarding the issuance of warrants for goods and services. This involved the valuation of warrants, issued for various oil and gas properties (Note 6), using the Black-Scholes option valuation model.

         Under this accounting method, the Company must account for warrants at fair value at the date of issuance. The Black-Scholes option valuation model was used in determining an estimated fair value for these warrants. The transactions were recorded at these fair values and the properties acquired were then evaluated for impairment under SFAS 121. The effect of this has caused the Company to record an additional value for these properties of $1,238,142 and then immediately write off this additional value, since the fair value of the properties acquired would not support the newly established carrying value for these properties. The impairment loss was $1,238,142 for 1999 and $327,405 for 1998.

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


         BR Energy adopted provisions of the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (required for fiscal years beginning after December 15,1992) which requires the use of the "liability" method under which deferred tax assets and liabilities are recognized for their estimated future tax consequences. The tax effect of significant temporary differences representing these net deferred taxes was $150,000 and $64,000 at December 31, 1999 and December 31, 1998, respectively. For further information regarding income taxes, see Note 8 of the Financial Statements.


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






         After recording a net loss of $1,085,000, BR Energy's retained earnings declined 387% to an accumulated deficit of $1,887,000 at December 31, 1999 from an accumulated deficit of $488,000 at December 31, 1998.


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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                Name and Address                  Amount and Nature
Title of Class                  of Beneficial Owner               of Beneficial Owner         Percent of Class
--------------                  -------------------               -------------------         ----------------

Indirect Ownership:

Common stock                    Robert D. Burr                           7,126,893 (1)                70.8%
                                632 Adams Street-Suite 710
                                Bowling Green, KY 42101

Common stock                    Russell L. Vera                          1,602,103 (2)                15.8%
                                632 Adams Street-Suite 110
                                Bowling Green, KY 42101

Direct Ownership:

Common stock                    Blue Ridge Group, Inc.                   7,126,893 (3)                70.8%
                                632 Adams Street Suite 700
                                Bowling Green KY 42101



(1) By virtue of his position as Chairman of the Board of BR Group, Mr. Burr may be deemed to have beneficial ownership of the 7,126,893 shares of BR Energy beneficially owned by BR Group. Mr. Burr disclaims beneficial ownership of these shares. In addition, Mr. Burr's beneficial ownership is attributable to his ownership of 22.5% of BR Group which owns 70.8% of BR Energy. This table assumes the warrants held by BR Group to purchase 4,000,000 shares of BR Energy at $0.05 per share have been exercised. Said warrants expire March 31, 2003.


(2) Mr. Vera's beneficial ownership is attributable to his trust's ownership of 26.27% of BR Group which owns 70.8% of BR Energy. This table assumes the warrants held by BR Group to purchase 4,000,000 shares of BR Energy at $0.05 per share have been exercised. Said warrants expire March 31, 2003.

(3) BR Group's beneficial ownership is attributable to its direct ownership of 3,126,893 shares of common stock and warrants to purchase 4,000,000 shares at $0.05. Said warrants expire March 31, 2003.

(4) Mr. Burr and Mr. Vera (Mr. Burr's son-in-law) have disclaimed beneficial interest in each others respective shares.

The table below sets forth the beneficial stock ownership of all directors and officers of BR Energy as of December 31, 1999.


                    Name and Address                Amount and Nature
Title of Class      of Beneficial Owner             of Beneficial Owner      Percent of Class
--------------      -------------------             -------------------      ----------------
Common stock        Robert D. Burr, President              7,126,893 (1)                 70.8%
Common stock        All Directors and Officers             7,126,893                     70.8%
                    as a group (3 persons)



(1) By virtue of his position as Chairman of the Board of BR Group, Mr. Burr may be deemed to have beneficial ownership of the 7,126,893 shares of BR Energy beneficially owned by BR Group. Mr. Burr disclaims beneficial ownership of these shares. In addition, Mr. Burr's beneficial ownership is attributable to his ownership of 22.5% of BR Group which owns 70.8% of BR Energy. This table assumes the warrants held by BR Group to purchase 4,000,000 shares of BR Energy at $0.05 per share have been exercised. Said warrants expire March 31, 2003.


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

         During 1999, the company made the following property acquisitions from partnerships they had previously syndicated:


         In 1999, BR Energy acquired a 100% working interest in the Keegan Gibson #1 oil well in Smith County, Texas in exchange for issuing warrants to purchase 335,725 shares of BR Energy Common Stock at $3.00 per share. The warrants are exercisable from March 27, 2000 through March 27, 2005. This property acquisition was recorded at the estimated fair value of the working interest acquired. Such amount was equal to BR Energy's investment in the respective partnership plus related accounts receivable from the partnership. In February, 2001, the Company agreed to value the common stock warrants issued for this property acquisition using the Black Scholes option valuation model. The effect of this warrant valuation caused the Company to record an additional value for these properties of $271,557 and then immediately write off this additional value as an impairment loss because the fair value of the properties acquired would not support the newly established carrying value for these properties.

         BR Energy acquired in 1999, a 100.0% working interest in two gas wells in Sherman County, Texas in exchange for warrants to purchase 521,208 shares of BR Energy Common Stock at $3.00 per share and expiring in March, 2005. The transaction was recorded at the estimated fair value of the working interest acquired. Such amount was equal to BR Energy's investment in the respective partnership plus related accounts receivable from the partnership. In February, 2001, the Company agreed to value the common stock warrants issued for this property acquisition using the Black Scholes option valuation model. The effect of this warrant valuation caused the Company to record an additional value for these properties of $421,601 and then immediately write off this additional value as an impairment loss because the fair value of the properties acquired would not support the newly established carrying value for these properties.

         During November, 1999, BR Energy acquired a 30% working interest in nine gas wells in Harlan County, Kentucky owned by two of its oil and gas partnerships in exchange for BR Energy's 53.4% working interest in a gas well in Wharton County, Texas, BR Energy's 12.5% working interest in five development wells in Mingo and Wyoming Counties of West Virginia, and 968,300 warrants to purchase BREY Common Stock at $3.00 per share and expiring in October, 2002. The transaction was recorded the estimated fair value of the working interest acquired. Such amount was equal to BR Energy's investment in the respective partnership plus related accounts receivable from the partnership. In February, 2001, the Company agreed to value the common stock warrants issued for this property acquisition using the Black Scholes option valuation model. The effect of this warrant valuation caused the Company to record an additional value for these properties of $544,974 and then immediately write off this additional value as an impairment loss because the fair value of the properties acquired would not support the newly established carrying value for these properties.


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


Blue Ridge Energy, Inc. Registrant
Date:  March 22, 2001



By:  /s/James T. Cook, Jr. _______James T. Cook, Jr._____________
        Director, Senior Vice President-Finance and Chief Financial Officer

Exhibit Index

23.1    Consent of Independent Consulting Engineer (R. A. Lenser & Associates)
23.2.   Consent of Independent Consulting Engineer (Wright & Company)
23.3    Consent of Independent Auditors

                         Independent Auditors' Report


To the Board of Directors and
Stockholders of Blue Ridge Energy, Inc.
Bowling Green, Kentucky

         We have audited the accompanying balance sheets of Blue Ridge Energy, Inc. as of December 31, 1999 and 1998, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of Blue Ridge Energy's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


         In our opinion, the financial statements (as restated) referred to above present fairly, in all material respects, the financial position of Blue Ridge Energy, Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.



         As discussed in Note 10 to the financial statements, the Company has restated its financial statements for the year ended December 31, 1999 for the issuance of common stock warrants for goods and services.





Looney, Samson & Associates, P.L.L.C.
Dallas, Texas
March 24, 2000 except as to Note 10,
which is as of March 1, 2001.

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS


                                                                         1999           1998
                                                                 (as restated)
DECEMBER 31,                                                       (Note 10)
---------------------------------------------------------------   -----------    -----------
ASSETS
CURRENT ASSETS
     Cash                                                         $   131,465    $   480,952
     Short Term Investments (Note 3)                                     --           19,925
     Accounts Receivable:
         Managed Limited Partnerships (Note 2)                        337,276        315,508
         Trade and Other                                               74,275         91,691
     Advances to Related Parties (Note 4)                             627,304      1,467,916
                                                                  -----------    -----------
         Total Current Assets                                       1,170,320      2,375,992

PROPERTY AND EQUIPMENT, NET (Notes 5 and 6)                         3,178,606        540,068

Other Assets                                                           10,810        146,556
                                                                  -----------    -----------
         TOTAL ASSETS                                             $ 4,359,736    $ 3,062,616
                                                                  ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts Payable and Accrued Expenses                        $    90,835    $    84,952
     Drilling Advances (Note 2)                                          --          284,074
     Amounts Due Managed Limited Partnerships (Note 2)                   --           67,274
     Current Portion of Long Term Debt (Note 7)                       110,231        150,675
                                                                  -----------    -----------
         Total Current Liabilities                                    201,066        586,975
Long Term Debt (Note 7)                                               418,511           --
Deferred Income Tax Liability (Note 8)                                150,139         64,232
                                                                  -----------    -----------
         Total Liabilities                                            769,716        651,207

COMMITMENTS AND CONTINGENCIES (Notes 4, 9 and 10)                        --             --

STOCKHOLDERS' EQUITY (Note 10)
Preferred Stock, $0.001 par value; 5,000,000 shares authorized;           637            464
     636,950 and 464,308 shares issued and outstanding at
     December 31, 1999 and 1998, respectively (Notes 4 and 10)
     (liquidation preferences of $3,185,000 in 1999 and
     $2,440,000 in 1998.)
Common stock, $0.005 par value; 20,000,000 shares authorized;          29,049         25,858
     5,809,794 and 5,171,578 shares issued and outstanding at
     December 31, 1999 and 1998, respectively (Notes 4 and 10)
Additional Paid-In Capital                                          5,446,877      2,873,341
Accumulated Deficit                                                (1,886,543)      (488,254)
                                                                  -----------    -----------
     Total Stockholders' Equity                                     3,590,020      2,411,409
                                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 4,359,736    $ 3,062,616
                                                                  ===========    ===========



    The accompanying notes are an integral part of these financial statements

                             BLUE RIDGE ENERGY, INC.
                              STATEMENTS OF INCOME


                                                              1999           1998
                                                      (as restated)
YEAR ENDED DECEMBER 31,                                  (Note 10)
                                                       -----------    -----------

OPERATING REVENUES (Note 2 and 4):
Turnkey Contract Sales                                 $ 4,634,089    $ 1,743,211
Management Fees                                            244,739        212,624
Contract Drilling Sales                                    792,439           --
Oil and Gas Sales                                           60,226         27,501
                                                       -----------    -----------
     Total Operating Revenues                            5,731,493      1,983,336

OPERATING COSTS AND OTHER EXPENSES
     (Notes 2 and 4):
Turnkey Contract Costs                                   3,616,100      1,428,382
Lease Operating Costs                                       17,741         27,225
Cost of Contract Drilling                                  709,308           --
Abandonment and Dry Hole Costs                             142,571         16,817
Impairment of Oil and Gas Properties (Note 5)            1,238,142        327,405
Depreciation, Depletion and Amortization                   117,695         17,978
Marketing Costs (Note 2)                                   537,013         22,234
General and Administrative Costs                           353,860        166,104
                                                       -----------    -----------
     Total Operating Costs                               6,732,430      2,006,145
                                                       -----------    -----------

OPERATING INCOME (LOSS)                                 (1,000,937)       (22,809)

OTHER INCOME (EXPENSE):
Interest Income (Note 4)                                    27,153         82,181
Interest Expense                                           (25,484)          --
Other                                                         --           13,441
                                                       -----------    -----------
     Total Other Income (Expense)                            1,669         95,622
                                                       -----------    -----------

INCOME (LOSS) BEFORE TAXES                                (999,268)        72,813
Income Tax Provision (Note 8)                               85,907         24,762
                                                       -----------    -----------

NET INCOME (LOSS)                                      $(1,085,175)   $    48,051
                                                       ===========    ===========

EARNINGS/(LOSS) PER COMMON SHARE (Note 1):

Basic                                                  $     (0.26)   $     (0.09)
Diluted                                                $     (0.26)   $     (0.09)

Weighted Average Common Shares Outstanding               5,453,611      3,062,868






   The accompanying notes are an integral part of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                         (As Restated Note 10)
                                     Preferred                      Common               Additional   Accumulated
                                       Stock                        Stock             Paid-in Capital  (Deficit)      Total
                                ----------------------      ----------------------    --------------- -----------  -------------
                                No. of                       No of
                                Shares         Amount        Shares         Amount
                                ------         ------        ------         ------
DECEMBER 31, 1997               669,570    $       669      1,726,600    $     8,633    $ 1,690,021  $ (199,857)   $1,499,466
Stock Warrants
     Exercised                                              2,800,000         14,000        126,000                   140,000
Sale of Stock:
(Note 4, and 10)
     Series D                   267,700            268                                    1,066,102                 1,066,370
Conversion of
Preferred Stock                (471,362)          (471)       644,978          3,225         (3,984)                   (1,230)
Retirement of
Preferred Stock                  (1,600)            (2)                                      (4,798)                   (4,800)
Dividends Paid on
     Preferred Stock                                                                                    (336,448)    (336,448)
Net Income                                                                                                48,051       48,051
                            -----------    -----------    -----------    -----------    -----------  -----------   --------------
DECEMBER 31, 1998               464,308            464      5,171,578         25,858      2,873,341     (488,254)   2,411,409
Retirement of
Common Stock                                                   (5,000)           (25)       (14,975)                  (15,000)
Issuance of
Common Stock                                                  250,000          1,250         11,250                    12,500
Conversion of
Preferred Stock                (196,608)          (196)       393,216          1,966         (1,770)                       --
Sale of Stock
     Series D                   369,250            369                                    1,340,889                 1,341,258
Issuance of
Warrants for
O&G Properties (Note 5)                                                                   1,238,142                 1,238,142
Dividends Paid on
     Preferred Stock                                                                                    (313,114)    (313,114)
Net loss                                                                                              (1,085,175)  (1,085,175)
                            -----------    -----------    -----------    -----------    -----------  -----------   --------------
DECEMBER 31,1999                636,950    $       637      5,809,794    $ 29,049       $ 5,446,877  $(1,886,543)  $3,590,020
                            ===========    ===========    ===========    ===========    ===========  ===========   ==============





   The accompanying notes are an integral part of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS


YEAR ENDED DECEMBER 31,                                               1999           1998
                                                                  (as restated)
                                                                    (Note 10)
                                                                 -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                               $(1,085,175)   $    48,051
Adjustments to Reconcile Net Income to Net Cash
     Flow from Operating Activities:
Depreciation, Depletion and Amortization                            117,695         17,978
Impairment. Dry Holes and Abandonment Losses                      1,380,713        344,222
Increase (Decrease) in Deferred Income Taxes                         82,907         24,025
Increase (Decrease) in Income Taxes Payable                           3,000            737
(Increase) Decrease in Accounts Receivable                           17,416       (184,441)
Increase (Decrease) in Accounts Payable and Accrued Expenses       (278,191)       386,534
Gain on Sale of Oil and Gas Properties                                 --          (75,000)
                                                                 -----------    -----------
NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES                                       238,365        562,106

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in Advances to Affiliate                     (1,153,565)    (1,166,456)
(Increase) in Other Assets                                           70,746       (125,020)
Proceeds from Sale of Oil and Gas Properties                                       325,000
Purchase of Oil and Gas Properties and Equipment                   (294,260)      (492,700)
                                                                -----------    -----------
NET CASH (USED) IN INVESTING ACTIVITIES                          (1,377,079)    (1,459,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to Long Term Debt                                            --          205,675
Retirement of Long Term Debt                                       (236,417)       (59,000)
Issuance of Common Stock                                             12,500        140,000
Issuance of Preferred Stock                                       1,341,258      1,066,370
Retirement of Stock                                                 (15,000)        (4,800)
Cost of Conversion of Preferred Stock                                  --           (1,230)
Dividends Paid                                                     (313,114)      (336,448)
                                                                -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           789,227      1,010,567
NET INCREASE (DECREASE) IN CASH                                    (349,487)       113,497
                                                                -----------    -----------
CASH AT BEGINNING OF PERIOD                                         480,952        367,455
CASH AT END OF PERIOD                                           $   131,465    $   480,952
                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid for Interest                                     $    25,484    $      --
     Cash Paid for Federal Income Taxes                         $      --      $      --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Purchase of drilling rigs and equipment financed through long term debt of $614,484, reduction in other assets of $65,000
and reduction in advances to Blue Ridge Group of $1,190,000     $ 1,869,484    $      --

Producing property acquisition through issuance of common
stock warrants and reductions in advances to Blue Ridge Group
and Limited Partnerships                                        $ 1,925,164    $      --


   The accompanying notes are an integral part of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     Blue Ridge Energy, Inc., (the Company), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name of the Company to Blue Ridge Energy, Inc. in May, 1996. The Company has offices at 632 Adams Street, Suite 710, Bowling Green, Kentucky, 42101.
     The Company is engaged in the oil and gas business; primarily in Texas, Kentucky, New Mexico and West Virginia. The Company sponsors oil and gas drilling partnerships through which it raises money for the drilling of oil and gas wells and participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. The Company also owns two drilling rigs. These rigs are used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. The rigs are operated on behalf of the Company by an affiliate, Blue Ridge Group, Inc.
     The Company also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. These acquisitions are funded by a combination of the profits earned from sponsoring oil and gas drilling programs, the profit earned from contract drilling and from the proceeds of private offerings of preferred stock.
     The Company intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs, and as an independent producer of oil and gas.

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

OPERATION OF DRILLING RIGS

     The Company follows the completed contract method of accounting for its drilling operations. Under this method, all income under drilling contracts, expenses under drilling contracts, all direct costs, and appropriate

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


portions of indirect costs related to contracts in progress are recognized as revenues and expenses in the period the contracts are substantially complete. This accounting method has been utilized by the Company based on the short term nature of the drilling contracts, i.e., 5-10 days.

WORKING INTERESTS

     Oil and gas revenue from working interests the Company owns are recognized at the point of sale.

MANAGED LIMITED PARTNERSHIPS

     The Company sponsors limited partnerships for which it serves as the Managing General Partner. The purpose of these partnerships is to acquire and develop oil and gas leases. The partnerships enter into turnkey drilling contracts with the Company to drill, complete and equip, if warranted, the oil and gas wells of the partnerships. The Company receives direct compensation, reimbursement of costs and expenses, and revenues related to turnkey drilling contracts. The Company normally participates for 1% of the Limited Partnerships as the Managing General Partner.
     The Company follows the industry practice of pro rata consolidation of its investments in these partnerships. Accordingly, the Company records on its financial statements its pro rata share of the assets, liabilities, revenues and expenses of each partnership. In connection with the sponsorship of oil and gas partnerships, the Company receives a management fee of approximately 5% of the capital contributions. Such fees are credited to income as earned.

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

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


     The costs of acquiring unproved properties are capitalized as incurred and carried until the property is reclassified as a producing oil and gas property, or considered impaired. The Company annually assesses its unimproved properties to determine whether they have been impaired. If the results of this assessment indicate impairment, a loss is recognized by providing a valuation allowance. When an unproved property is surrendered, the costs related thereto are charged to the application valuation allowance, if adequate, or charged as a loss to current operations.
     The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has found proved reserves. Once a determination is made, the capitalized costs are either charged to expense or reclassified as part of the costs of the Company's wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense.

SURRENDER OR ABANDONMENT OF DEVELOPED PROPERTIES

     Normally, no gain or loss is recognized if only an individual well or individual item of equipment is abandoned or retired or if only a single lease or other part of a group of proved properties constituting the amortization base is abandoned or retired as long as the remainder of the property or group of properties continues to produce oil or gas. The asset being abandoned or retired is deemed to be fully amortized, and its cost is charged to accumulated depreciation, depletion, or amortization. When the last well on an individual property or group of properties with common geological structures ceases to produce and the entire property or property group is abandoned, gain or loss is recognized.

OTHER DISPOSITIONS

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

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


value of the property is estimated by the company using the present value of future cash flows discounted at 10%.
     The following expected future prices were used to estimate future cash flows to assess properties for impairment.

     Oil Price per BBL            1999            1998
                                --------        --------
     Year 1                     $  25.60         $ 12.35
     Year 2                        25.60           13.73
     Year 3                        25.60           14.57
     Year 4                        25.60           15.81
     Thereafter                    25.60           Escalated 3%-Year
     Maximum                       25.60           23.00

     Gas Price Per MCF            1999            1998
                                --------        --------
     Year 1                     $   3.31        $  1.96
     Year 2                         3.31           2.25
     Year 3                         3.31           2.34
     Year 4                         3.31           2.55
     Thereafter                     3.31           Escalated 3%-Year
     Maximum                        3.31           3.50


     Oil and gas expected future price estimates were based on prices at each year-end. Expected future prices were escalated if such prices were unusually low at year-end compared to historical averages. These prices were applied to production profiles of proved developed reserves at December 31, 1999 and 1998. The Company's price assumptions change based on current industry conditions and the Company's future plans. During 1999 and 1998, the Company recognized impairments, abandonments and dry holes of $1,380,713 and $344,222, respectively. The impairments were determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

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

Basic EPS computation-(as Restated Note 10)            1999
                                                -----------
     Net Income (Loss)                          $(1,085,175)
     Less: Preferred Stock Dividends               (313,114)
                                                -----------
     Loss Available to Common Stockholders      $(1,398,289)
                                                ===========

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


Dates                                           Shares       Fraction        Weighted
Outstanding                                     Outstanding  of Period    Average Shares
-----------                                     -----------  ---------    --------------
January 1-December 31                             5,171,578     100.0%     5,171,578
Issuance of Common Stock                            250,000      25.0%        62,500
Conversion of Preferred Stock Feb.-July             393,216      57.0%       224,133
Repurchase of Common Stock Jan. 31                   (5,000)     92.0%        (4,600)
                                                -----------                ---------
     Weighted Average Shares                      5,809,794                5,453,611
                                                ===========                =========
Basic EPS (Loss)                                                           $   (0.26)
                                                                           =========


Basic EPS computation-                               1998
                                                ------------
     Net Income                                 $     48,051
     Less: Preferred Stock Dividends                (336,448)
                                                ------------
     Loss Available to Common Stockholders      $   (288,397)
                                                ============

Dates                                           Shares       Fraction        Weighted
Outstanding                                     Outstanding  of Period    Average Shares
-----------                                     -----------  ---------    --------------
January 1-December 31                            1,726,600      100.0%       1,726,600
Stock Warrants Exercised July 31                 2,800,000       41.9%       1,173,699
Pref. Stock Converted September 30                 644,978       25.2%         162,569
                                                 ---------                   ---------
     Weighted Average Shares                     5,171,578                   3,062,868
                                                 =========                   =========
Basic EPS (Loss)                                                             $   (0.09)
                                                                             =========


SUPPLEMENTAL EARNINGS PER SHARE DATA (as Restated Note 10)

     The following supplemental information presents the Company's pro forma earnings per share assuming that all preferred stock was converted to common stock as of December 31, 1999 and 1998.

                                                                      December 31,
                                                                 1999            1998
                                                             ------------ -------------
Net Income (as Restated Note 10)                             $(1,085,175)  $     48,051
Preferred stock dividends paid                                  (313,114)      (336,448)
Pro forma preferred stock dividends avoided                      313,114        336,448
                                                             ------------ -------------
Pro forma Net Income available for common stockholders       $(1,085,175)  $     48,051
                                                             ===========  =============

Weighted average shares outstanding                            5,453,611      3,062,868
Pro forma conversion of all preferred stock
     as of the beginning of year                                 636,950        660,916
                                                             -----------  -------------
Pro forma weighted average shares outstanding
 assuming conversions of all preferred stock                   6,090,561      3,723,784
                                                             ===========  =============
Pro forma earnings (loss) per common share                   $     (0.18) $         .01
                                                             ===========  =============


     The preceding pro forma EPS disclosure in presented to enable the user of the financial statements to determine the effect of the conversion of potential common shares outstanding into common shares. Each

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


share of the Series A, B, C and D Preferred Stock will be converted automatically into common stock two years from issuance or effective when a Securities Act Registration Statement for the common stock is filed with the SEC, whichever occurs first.

INCOME TAXES

     Income taxes are provided based on earnings reported for financial statement purposes. The provision for income taxes differ from the amounts currently payable because of temporary differences (primarily intangible drilling costs and the net operating loss carryforward) in the recognition of certain income and expense items for financial reporting and tax reporting purposes.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and cash on deposit. The Company defines cash equivalents as short-term and highly liquid investments that are both readily convertible to known amounts of cash and have an original maturity of less than 90 days.

RESTATEMENT

     The financial statements for December 31, 1999 have been restated in order to reflect the issuance of common stock warrants for goods and services in accordance with generally accepted accounting principles. See Note 10 for further disclosures.

     Accordingly, the net income and earnings per share as previously reported has been restated as follows:

                            Net income               Earnings Per Share
                            -----------              ------------------
As previously reported      $   152,967                  $    (0.03)

Adjustment for valuation
of common stock warrants
using the Black Scholes
option valuation method
and the related impairment
loss under SFAS 121          (1,238,142)                      (0.23)
                            -----------                  ----------

As reported herein          $(1,085,175)                 $    (0.26)
                            ===========                  ==========

2.   AFFILIATED OIL AND GAS PARTNERSHIPS

     The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $4,634,089 and $1,743,211 during 1999 and 1998, respectively. The Company receives a management fee from the partnerships for its services in connection with the selection of the joint venture prospects and the initial operations of the joint venture. Management fees earned during the year ended December 31, 1999 and 1998 amounted to $244,739 and $212,624, respectively.
     In connection with the sponsorship of oil and gas partnerships, the Company is reimbursed by the partnerships for certain operating and overhead costs incurred on their behalf, including filing fees, legal fees, accounting fees, printing costs and other miscellaneous expenses. These reimbursements totaled $139,156 and $104,354 during the years ended December 31, 1999 and 1998, respectively, and are netted against marketing costs.
     Included in the Company's financial statements are contributions made to the various Company sponsored oil and gas partnerships. The Company has allocated, on a pro rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.
     At December 31, 1999 and 1998, the various partnerships owed the Company $337,276 and $315,508, respectively, for amounts due the Company for turnkey drilling services, syndication fees and reimbursement of fees and expenses incurred on behalf of the partnerships. At year end 1999 and 1998, the Company owed the partnerships for capital contributions totaling $-0-and $67,274, respectively. During 1998, the Company received advances from the 1998 Year End Drilling Program as prepayment of drilling fees for services to be performed by the Company during 1999. At December 31, 1998, the amount of the advanced funds was $284,074.

3.   SHORT TERM INVESTMENTS

     During 1996, the Company purchased $19,925 of precious metals consisting of gold Krugerrand coins as a short-term investment. This amount is reflected in Current Assets in the accompanying financial

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


statements. The Company follows the policy of carrying its short-term investment in precious metals at cost. The Company disposed of this investment in 1999 at no gain or loss.

4.   RELATED PARTY TRANSACTIONS

A. COMMON STOCK TRANSACTIONS

     Blue Ridge Group, Inc. (BR Group) acquired control of Gem Source in March, 1996 when BR Group acquired 1,000,000 shares of restricted stock at $0.10 a share. In May 1996, the 2,633,000 outstanding common shares were the subject of a 5 to 1 reverse split reducing the outstanding shares to 526,600 and the name of the Company was changed from Gem Source, Incorporated to Blue Ridge Energy, Inc. (BR Energy). In June 1996, BR Group acquired another 1,000,000 shares of restricted common stock from the Company treasury for $0.05 a share, or $50,000.
     During 1997, the Company's majority shareholder, BR Group, Inc. exercised warrants to purchase 200,000 shares of the Company's common stock at $0.05 per share or $10,000. Subsequently, BR Group, Inc. distributed these shares to investors in one of its joint ventures.
     During 1998, the Company's Board of Directors approved the issuance of warrants to BR Group, Inc. to purchase 5,000,000 shares of BR Energy, Inc. restricted common stock at $0.05 per share. BR Group, Inc. previously held warrants to purchase 1,800,000 shares of restricted common stock at $0.05 per share.
     During 1998, the Company's majority shareholder, BR Group exercised warrants to purchase 2,800,000 shares of the Company's common stock at $0.05 per share, or $140,000. Subsequently, BR Group distributed 890,427 of these shares to investors in several of its partnerships.
     Under a previous arrangement with one of the Company's partnerships (the Home Stake Joint Venture), the Company had agreed to provide certain workover funds and had the right to 100% of the partnership's revenues from the well until the workover funds had been recovered. Thereafter, the Home Stake Joint Venture reverted to its original working interest position. During 1999, the Company issued 250,000 shares of its Common stock in exchange for the partnership's reversionary interest in the well.
     As of December 31, 1999, there are 5,809,794 shares of common stock issued and outstanding. A total of 3,126,893 shares are held by BR Group and the remainder of 2,682,901 shares are held by approximately 500 shareholders.

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

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


     At December 31, 1996, management reviewed the undeveloped leases acquired in the Target Leasing, Ltd. I acquisition for impairment. Due to adverse economic conditions and the near term expiration of a significant number of these leases, management concluded these assets had been impaired and adjusted the purchase price allocation by $615,000 as prescribed by FAS 38.
     In 1997, BR Energy issued an additional 32,000 shares of Series A Preferred Stock at a cash price of $3.00 per share. The Series A Preferred Stock bore a 12% annual dividend and each share was converted into one (1) share of BR Energy Common Stock. In total, 297,746 shares of Series A Preferred Stock were issued by BR Energy. All outstanding Series A Preferred Stock were subsequently converted to Common Stock on a 1 for 1 basis. No Series A Preferred Stock remained outstanding at December 31, 1999 or 1998.
     In October 1996, the Smackover/Woodbine I Joint Venture sponsored by the Company, and the West Currie Joint Venture sponsored by Fortune Exploration of Kentucky, Inc. agreed to purchase shares of BR Energy Series B Preferred Stock at $3.00 per share. A total of 95,500 shares of Series B Preferred Stock had been issued under this arrangement and all shares had been converted to Common Stock by December 31, 1998.

C. ADVANCES FROM/TO RELATED PARTIES

     During 1997, the Company purchased for $250,000 the J.W. Harris 1 C oil well from two shareholders of the Company's majority shareholder, Blue Ridge Group, Inc. Subsequent to this purchase, the well's performance deteriorated significantly and the selling parties agreed to buy the well back from the Company for the original purchase price of $250,000. This $250,000 was recorded in Advances to Affiliates at December 31, 1997, and was paid in full in March of 1998.
     During 1998, the Company agreed to participate with BR Group in the acquisition and development of oil and gas properties in the Appalachian Basin of Kentucky. The Company advanced $1,300,000, bearing interest at 12% per annum, to BR Group related to these acquisitions.
     During the years ended 1998 and 1999, the Company earned interest income under this arrangement of $73,400 and $27,153, respectively. During 1999, BR Group reduced this obligation through the sale of a drilling rig and ancillary equipment to the Company and performance of services in the drilling and completion of various oil and gas wells under the terms of turnkey drilling contracts. As of December 31, 1999, the balance had been reduced to $627,304. BR Group reduced this obligation to $ 711 by March 31, 2000 through the performance of additional services under the terms of turnkey drilling contracts and cash payments.

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

E. TURNKEY DRILLING CONTRACTS

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


     The Company enters into turnkey drilling contracts with its privately sponsored oil and gas partnerships to drill oil and gas wells.
      The Company also enters into turnkey drilling contracts with BR Group to contract out the drilling and completion operations of all of its oil and gas wells. Both the Company and BR Group anticipate making a profit under these turnkey drilling contracts. During 1999 and 1998, BR Energy paid BR Group $3,616,100 and $1,428,382, respectively, for these turnkey drilling and completion services. See Footnote 2 for additional disclosure.

F. PURCHASE OF DRILLING EQUIPMENT FROM BR GROUP

     In March 1999, BR Energy purchased ancillary equipment to be used in association with drilling rig #4 from BR Group at a price of $415,000.
     In April 1999, BR Energy purchased drilling rig #2 with associated ancillary equipment from BR Group at a price of $750,000 and paid for these purchases through a reduction in its advances receivable from BR Group.

G. MANAGEMENT OF DRILLING RIGS

     The Company contracts with BR Group to manage and operate the two drilling rigs it purchased in 1999. BR Group also manages two other rigs owned by other affiliates of BR Group. BR Group collects all drilling revenues and pays all expenses related to the drilling operations and accounts to BR Energy on a periodic basis for the net profits from operations for the two rigs owned by BR Energy. The Company reported revenues of $792,439 and costs of $709,308 from the operation of the drilling rigs for the year ended December 31, 1999.

H. OTHER PROPERTY ACQUISITIONS

     The Company acquired certain oil and gas properties from its privately sponsored oil and gas partnerships through the issuance of 1,825,236 warrants to purchase common stock as more fully described in footnote 6, Property Acquisitions.

I. FEES TO BROKER DEALER

The Company has an affiliated broker dealer, Ridgemont Securities, Inc., that raises the majority of its funds through private placement offerings for oil and gas wells and the issuance of preferred stock. The fees and expenses paid to Ridgemont Securities, Inc. by BR Energy and the oil and gas partnerships during 1999 and 1998 are as follows:
                                                     1999        1998
                                                 -----------  -----------
Commissions                                      $ 1,088,138  $   546,713
Due Diligence Fees                                     43,49       49,938
Promotion Services                                   200,000            -
Reimbursed Expenses                                   80,780      101,511
                                              --------------  ------------
     Total                                       $ 1,412,411  $   698,162
                                                 ===========  ===========

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


5.   PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following at December 31, 1999 and 1998:

                                                         1999        1998
                                                  ---------------  -----------
Proved Oil and Gas Properties                         $ 1,208,175  $   555,899
Drilling Rigs and Related Equipment                     2,105,774            -
Furniture and Fixtures                                        364          364
                                                  ---------------  -----------
                                                        3,314,313      556,263
Less Accumulated Depreciation and Amortization           (135,707)     (16,195)
                                                  ---------------  -----------
                                                      $ 3,178,606  $   540,068
                                                  ===============  ===========

     Depreciation, depletion and amortization expense was $117,695 and $17,978 during the years ended 1999 and 1998, respectively.
     During 1996, the Company acquired certain non-producing leasehold interests from Target Leasing, Ltd. I in exchange for preferred stock. These leases had an average term of two to three years and were evaluated annually to determine the appropriate carrying value. During 1998 and 1997, the Company evaluated these interests and recorded an impairment loss of $77,405 each year for these leases. As of December 31, 1998, the remaining carrying value of these leases was $0. (See Note 4).
     During 1996, the Company purchased an interest in drilling the Brookshire #1 well in Vermilion Parish, Louisiana from Mescalero Energy, Inc. for $126,000. In 1997, the operator of the well, Mescalero Energy filed for bankruptcy. As a result of the Operator's bankruptcy, the Company was unable to determine the present productive capabilities of the well or the legal status of production resulting from the well. Therefore, the Company recorded an impairment loss for the entire amount in this project, or $126,000 during 1997. The Company has had no further involvement or operations related to the Brookshire #1 well.
     During 1998, the Company evaluated its investment of $392,380 in the Home Stake #1 re-entry well. The estimated undiscounted future cash flows from the Home Stake #1 well were estimated to be $186,426 as of December 31, 1998. This estimated cash flow was calculated using the expected price disclosed in note 1 and utilizing revised projected reserve data. Such reserve data was based primarily on the consulting petroleum engineers December 31, 1998 reserve estimate, revised for actual production data obtained in late 1998 and early 1999. The expected future cash flow was discounted at 10% to arrive at a fair value of the property of $142,892. The excess of the carrying value of the asset over the fair value of the property was recorded as an impairment loss in 1998 of $250,000.

     During 1999 and 1998, the Company provided for abandonment and dry hole costs of $142,571 and $16,817. Abandonment losses represent the abandonment of an entire group of development wells in a common geological structure which ceased to be economically productive.

     The Company has pledged one of its drilling rigs and related equipment as collateral on the long term debt disclosed in Note 7.


         During February 2001, the Company restated its December 31, 1999 financial statements in order to comply with the accounting and disclosure requirements of SFAS 123 regarding the issuance of warrants for goods and services. This involved the valuation of warrants, issued for various oil and gas properties (Note 6), using the Black-Scholes option valuation model.

         Under this accounting method, the Company must account for warrants at fair value at the date of issuance. The Black-Scholes option valuation model was used in determining an estimated fair value for these warrants. The transactions were recorded at these fair values and the properties acquired were then evaluated for impairment under SFAS 121. The effect of this has caused the Company to record an additional value for these properties of $1,238,142 and then immediately write off this additional value, since the fair value of the properties acquired would not support the newly established carrying value for these properties.


6.   PROPERTY ACQUISITIONS

     During 1999, the Company made the following property acquisitions from partnerships they have previously syndicated:

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


         A. In 1999, the Company acquired a 100% working interest in the Keegan Gibson #1 oil well in Smith County, Texas from a limited partnership managed by the Company in exchange for the company's equity ownership of the partnership, the balance of the accounts receivable from the partnership and for issuing warrants to purchase 335,728 shares of BREY Common stock at $3.00 per share. The warrants are exercisable during the period March 27, 2000 to March 27, 2005 (See
Note 10). The purchase consideration recorded for this property acquisition approximated the Company's historical investment and related accounts receivable from the partnership The Company's investment and receivables approximated the estimated fair value of the working interest received from the partnership. In February 2001, the Company agreed to value the common stock warrants issued for this property acquisition using the Black Scholes option valuation model. The effect of this warrant valuation caused the Company to record an additional value for these properties of $271,567 and then immediately write off this additional value as an impairment loss because the fair value of the properties acquired would not support the newly established carrying value for these properties.

         B. The Company acquired in 1999, a 100.0% working interest in two gas wells in Sherman County, Texas from a limited partnership managed by the Company in exchange for the company's equity ownership of the partnership, the balance of the accounts receivable from the partnership and for the issuance of warrants to purchase 521,208 shares of BREY Common stock at $3.00 per share (See Note
10). The purchase consideration recorded for this property acquisition approximated the Company's historical investment and related accounts receivable from the partnership. The Company's investment and receivables approximated the estimated fair value of the working interest received from the partnership. In February 2001, the Company agreed to value the common stock warrants issued for this property acquisition using the Black Scholes option valuation model. The effect of this warrant valuation caused the Company to record an additional value for these properties of $421,601 and then immediately write off this additional value as an impairment loss because the fair value of the properties acquired would not support the newly established carrying value for these properties.

         C. During November, 1999, the Company acquired a 30% working interest in nine gas wells in Harlan County, Kentucky, owned by two of its oil and gas partnerships in exchange for BR Energy's 53.4% working interest in a gas well in Wharton County, Texas, BR Energy's 12.5% working interest in five development wells in Mingo and Wyoming Counties of West Virginia, and 968,300 warrants to purchase BREY Common stock at $3.00 per share (See Note 10). The transaction was recorded, at the estimated fair value of the assets received being $338,400. Such amount approximated the Company's investment in the working interest of the Wharton, Mingo and Wyoming County gas wells. In February 2001, the Company agreed to value the common stock warrants issued for this property acquisition using the Black Scholes option valuation model. The effect of this warrant valuation caused the Company to record an additional value for these properties of $544,974 and then immediately write off this additional value as an impairment loss because the fair value of the properties acquired would not support the newly established carrying value for these properties.

         D. During 1999, the Company acquired two Ingersoll Rand drilling rigs and ancillary equipment at a cost of $2,105,774. These drilling rigs and equipment were purchased through the reduction of advances to Blue Ridge Group by $1,190,000, the issuance of long-term debt for $614,484 and the remainder of the purchase price, $301,290, being paid in cash.

         The Company has restated the 1999 financial statements to reflect the issuance of the aforementioned common stock warrants using the Black Scholes option valuation model. See note 10 for further discussion. Accordingly, the fair value attributed to these outstanding warrants has increased and the basis in these properties has increased as follows:

                                        Keegan/Gibson       Sherman County      Harlan County

basis as previously reported              $ 67,394             $ 96,400            $338,400
adjustment for FAS 123 fair value:         271,567              421,601             544,974
                                          --------             --------            --------
basis as reported herein:                 $338,961             $518,001            $883,374
                                          ========             ========            ========

Subsequent to these adjustments, the Company evaluated these properties for impairment in accordance with FAS 121, and recorded the following losses:

                                        Keegan/Gibson       Sherman County      Harlan County      Total

Impairment Loss as reported herein:       $271,567             $421,601            $544,974        $1,238,142
                                          ========             ========            ========        ==========

7.   LONG-TERM DEBT

     During April 1999, the Company purchased a drilling rig and related equipment with a cash down payment of $245,000 and the balance of $614,484 financed over five years. The terms of the financing agreements requires monthly payments of $12,631 at interest rates ranging from 7.7% to 8.75%. The aggregate amount of required payments over the next five years as of December 31, 1999 are as follows:

                         2000                             $ 151,572
                         2001                               151,572
                         2002                               151,572
                         2003                               151,572
                         2004                                50,524
                                                          ---------
                                                            656,812
Less-amount representing interest                           128,070
                                                          ---------
Principal balance at December 31, 1999                    $ 528,742
                                                          =========

     These obligations are secured by a drilling rig and related equipment costing $656,486 and $230,150, respectively (See Note 5).

8.   INCOME TAXES

                             BLUE RIDGE ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


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

                                                   1999          1998
                                               -----------   -----------
Expected Tax Provision (Benefit)              $  (359,736)    $  28,575
Non-Deductible Impairment Losses                  445,643             -
Effect of Progressive Tax Rates                         -        (3,813)
                                               -----------   -----------
Tax Provision (Benefit)                       $    85,907     $  24,762
                                               ===========   ===========

The tax effect of significant temporary differences representing the net deferred tax liability at December 31, were as follows:

                                                   1999          1998
                                               -----------   -----------
Net Operating Loss Carry Forward                $ (12,000)   $  (35,442)
Intangible Drilling Costs                         162,139        99,674
                                               -----------   -----------
Net Deferred Tax Liability                      $ 150,139    $   64,232
                                               ===========   ===========

Income Tax Expense (Benefit) consists of the following components:

                                                   1999         1998
                                               ------------  -----------
Currently Payable (Refundable):
     Federal Income Tax                         $       -    $        -
     State Income Tax                               3,000           737
                                                -----------  -----------
                                                    3,000           737
Deferred Provision (Credit)                        82,907        24,025
                                                -----------  -----------
Total Tax Expense (Benefit)                     $  85,907    $   24,762
                                                ===========  ===========

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

                             BLUE RIDGE ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


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

10. STOCKHOLDERS' EQUITY

     The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. The total number of shares of stock which the Company initially had the authority to issue was 20,000,000 shares being designated as common stock. As of December 31, 1999, the Company was authorized to issue 25,000,000 shares of stock, 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

COMMON STOCK AND WARRANTS

     The Company was organized in November, 1994, as a Nevada corporation under the name of Gem Source, Incorporated (Gem Source) with an initial issuance of 1,000,000 shares of Common Stock with a par value of $0.001 per share. In 1995, Gem Source had an offering of 1,633,000 shares under Rule 504, an exemption under Regulation D from full registration with the SEC, to bring the total outstanding shares of common stock to 2,633,000.
     Blue Ridge Group, Inc. (BRG) acquired control of Gem Source in March, 1996, when BRG acquired 1,000,000 shares of restricted stock from existing stockholders at $0.10 a share, thereby paying a premium, in order to gain control. At the time of this acquisition, Gem Source, Inc. had total assets of less than $10,000 and BRG recorded the excess of cost over net assets acquired, approximately $90,000, as goodwill. In May 1996, the 2,633,000 outstanding common shares were the subject of a 5 to 1 reverse split resulting in outstanding shares of 526,600 with a par value of $0.005 per share. The name of the Company was also changed from Gem Source, Incorporated to Blue Ridge Energy, Inc. Additionally, in June 1996, BRG acquired another 1,000,000 of restricted common stock from the company treasury for $0.05 a share, or $50,000 and warrants to purchase an additional 2,000,000 shares of restricted common stock at $0.05 per share. The effective term of these warrants is from June 30, 1996 through June 30, 2001. During February 1998, the Company granted warrants to Blue Ridge Group, Inc. to purchase an additional 5,000,000 shares of restricted common stock at $0.05 per share. The effective term of these warrants is from March 31, 1998 through March 31, 2003.
     During 1997, the Company's majority shareholder, Blue Ridge Group, Inc., exercised warrants to purchase 200,000 shares of the Company's common stock at $0.05 per share or $10,000. Subsequently, Blue Ridge Group, Inc. distributed these shares of stock to investors in one of its partnerships.

                             BLUE RIDGE ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998



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

     As of December 31, 1999, Blue Ridge Group owned warrants to purchase 4,000,000 shares of the Company's common stock at $0.05 per share. The warrants expire March 31, 2003.

SERIES A PREFERRED STOCK

     During May 1996, the Company authorized the issuance and sale of 300,000 shares of Series A Preferred Stock ("BRE Series A Preferred Stock") which has a par value of $0.001 per share, at $3.00 per share. The Series A Stock bears a 12% per annum dividend payable monthly. Each share of the Series A Stock shall be converted automatically into one (1) share of Common Stock effective when a Securities Act Registration Statement for the Common Stock is filed with the U.S. Securities and Exchange Commission (the "SEC") or September 30, 1998, whichever occurs first.
     In the event of any liquidation, dissolution or winding up of the Company either voluntary or involuntary, the existing holders of Series A Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock the amount of $3.00 per share plus all unpaid dividends on such share of each share of Series A Stock then held by the shareholder.
     In a Confidential Private Placement Memorandum dated July 25, 1996, the Company offered 300,000 shares of Series A Stock in exchange for partnership interests in Target Leasing, Ltd. I (See Note 4). As of December 31, 1999 and 1998 all of the Series A Stock had been converted into Common stock.

SERIES B PREFERRED STOCK

     During 1996, the Company authorized the issuance and sale of 300,000 shares of Series B Preferred Stock ("Series B Stock") which has a par value of $0.001 per share, at $3.00 per share. The Series B Stock bears a 12% per annum dividend payable monthly. Each share of the Series B Stock shall be converted automatically into two (2) shares of Common Stock effective when a Securities Act Registration Statement for the Common Stock is filed with the SEC or two years from issuance, whichever occurs first.
     In the event of any liquidation, dissolution or winding up of the Company either voluntary or involuntary, the existing holders of Series B Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, but subordinate to the liquidation preference of the Series A Stock, the amount of $3.00 per share plus all unpaid dividends on such share of each share of Series B Stock then held by the shareholder.
     At December 31, 1999 and 1998 there were -0- and 27,158 shares of Series B Stock issued and outstanding.

SERIES C PREFERRED STOCK

     During 1997, the Company authorized the issuance and sale of 400,000 shares of Series C Preferred Stock ("Series C Stock") which has a par value of $0.001 per share at $6.00 per share. The Series C Stock bears a 12% per annum dividend payable monthly. Each share of the Series C Stock shall be converted automatically into two (2) shares of Common Stock effective when a Securities Act Registration Statement for the Common Stock is filed with the SEC or two years from issuance, whichever occurs first.
     In the event of any liquidation, dissolution or winding up of the Company, either voluntary or

                             BLUE RIDGE ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


involuntary, the existing holders of Series C Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, but subordinate to the liquidation preference of the Series A Stock and the Series B Stock, the amount of $6.00 per share plus all unpaid dividends on such share of each share of Series C Stock then held by the shareholder.
     At December 31, 1999 and 1998, there were -0- and 169,450 shares of Series C Stock issued and outstanding.

SERIES D PREFERRED STOCK

     During 1998, the Company authorized the issuance and sale of 1,000,000 shares of Series D Preferred Stock ("Series D Stock") which has a par value of $0.001 per share at $5.00 per share. The Series D Stock bears a 12%per annum dividend payable monthly. Each share of the Series D Stock shall be converted automatically into one (1) share of Common Stock effective when a Securities Act Registration Statement for the Common Stock is filed with the SEC or two years from issuance, whichever occurs first.
     In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the existing holders of Series D Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, but subordinate to the liquidation preference of the Series A Stock, the Series B Stock and the Series C Stock, the amount of $5.00 per share plus all unpaid dividends on such share of each share of Series D Stock then held by the shareholder.
     At December 31, 1999 and 1998, there were 636,950 and 267,700 shares of Series D Stock issued and outstanding, respectively. The total amount received from the sale of this stock was $3,184,750, less expenses paid of $777,759.

     A summary of the common and preferred stock account at December 31, 1999 is as follows:

                            ------------Shares----------- ---------Par Value--------             Paid-In
                            Authorized          Issued       Per Share          Total            Capital
                            ----------          ------       ---------          -----            -------
Common                      20,000,000        5,809,794       $ 0.005         $ 29,049         $ 1,801,744
Preferred
     Series D                1,000,000          636,950       $ 0.001              637           2,406,991


COMMON STOCK WARRANTS

                The following table discloses warrants issued or
                     to be issued as of December 31, 1999:


Title of                    Aggregate Amount          Date from           Price at             Issued
Issue of                      of Securities        which Warrants      which Warrants            in
Securities               called for by Warrants    are Exercisable     are Exercisable     Connection with
---------------          ----------------------    ---------------     ---------------     ---------------

WARRANTS ISSUED (1)
Series D Preferred              267,700              May 31, 1998       $1.00 for 1 share
Stock Warrants                 Warrants                through             of BREY             Series D
                                                     May 31, 2003        Common Stock       Preferred Stock

Series D2 Preferred             429,900              June 8, 2000       $1.00 for 1 share
Stock Warrants                 Warrants                through              of BREY            Series D2
                                                     May 31, 2004         Common Stock      Preferred Stock

                             BLUE RIDGE ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998



Series E                     632,133                January 1, 2000     $3.00 for 1 share  Sale of units in
Stock Warrants               Warrants                  through            of BREY            1998 Year End
                                                    January 1, 2004     Common Stock        Drilling Program

WARRANTS TO BE ISSUED (2)

Series F                     335,728                 March 27, 2000     $3.00 for 1 share  Exchange for proved
Stock Warrants               Warrants                  through             of BREY           properties from
                                                     March 27, 2005     Common Stock       Paluxy Partnership

Series F                     521,208                 March 27, 2000     $3.00 for 1 share  Exchange for proved
Stock Warrants               Warrants                  through             of BREY           properties from
                                                     March 27, 2005     Common Stock       Sherman Moore

Series G                     438,262                 November, 2000     $3.00 for 1 share   Sale of units in
Stock Warrants               Warrants                  through             of BREY           B. U. Ranch  #1
                                                     October, 2002      Common Stock          Partnership

Series G                     600,000                 November, 2000     $3.00 for 1 share   Exchange for proved
Stock Warrants               Warrants                  through             of BREY          properties from
                                                     October, 2002      Common Stock         Cumberland Gap 10
                                                                                              Partnership

Series G                     368,300                 November, 2000     $3.00 for 1 share   Exchange for proved
Stock Warrants               Warrants                  through             of BREY           properties from
                                                     October, 2002      Common Stock         Harlan Cnty Ptnshp

Series G                     82,500                  November, 2000     $3.00 for 1 share      Sale of units
Stock Warrants               Warrants                  through             of BREY             in Mid South
                                                     October, 2002      Common Stock            Partnership


Notes: (1) These Warrants have not been registered with the SEC and accordingly, are restricted as to sale  under Rule 144.
       (2) As of December 31, 1999, BR Energy had committed to issue common stock warrants to these noted partnerships.


         During February 2001, the Company restated its December 31, 1999 financial statements in order to comply with the accounting and disclosure requirements of SFAS 123 regarding the issuance of warrants for goods and services. This involved the valuation of warrants, issued for various oil and gas properties (Note 6), using the Black-Scholes option valuation model.

         Under this accounting method, the Company must account for warrants at fair value at the date of issuance. The Black-Scholes option valuation model was used in determining an estimated fair value for these warrants. The transactions were recorded at these fair values and the properties acquired were then evaluated for impairment under SFAS 121. The effect of this has caused the Company to record an additional value for these properties of $1,238,142 and then immediately write off this additional value, since the fair value of the properties acquired would not support the newly established carrying value for these properties.

         The following table provides the information as previously reported and subsequently restated for SFAS 123:

                                                               1999
                                                               ----
          Net income as previously reported                $   152,967
          Adjustment for recording warrants at
            fair value and subsequent impairment
            of these properties                            $(1,238,142)
                                                           -----------
          Net loss as reported herein                      $(1,085,175)
                                                           ===========
          Net loss per common share:
            As previously reported                         $     (0.03)
                                                           -----------
          As reported herein                               $     (0.26)
                                                           ===========

         The fair value of the common stock warrants granted in the aforementioned transactions was estimated on the date of grant using the Black Scholes option valuation model with the following weighted average assumptions:

          Expected Dividend Yield                 None
          Risk-free interest rate                 5.5%
          Expected Volatility                     74%
          Expected life (in years)                1.5 to 2.5

         The weighted average estimated fair value, of warrants granted for oil and gas properties during 1999 ranged from $.56 per share to $.81 per share. The aggregate value of these warrants at grant date was $1,238,142.

         A summary of warrant activity for 1998 and 1999 has been presented previously in written format within this footnote.

         As of December 31, 1999, approximately 1,825,236 of these warrants were outstanding and none were exercisable. The weighted average exercise price for these warrants was $3 at December 31, 1999.

         The following table summarizes information concerning these outstanding warrants as of December 31, 1999:

                                 WEIGHTED
RANGE OF          NUMBER         AVERAGE REMAINING     WEIGHTED AVERAGE
EXERCISE PRICE    OUTSTANDING    CONTRACTUAL LIFE      EXERCISE PRICE

    $3             1,825,236        3.4 years                $3


         The following table summarizes, for the warrants outstanding at December 31, 1999, the dates they became exercisable:

   DATE             NUMBER OF           WEIGHTED AVERAGE
EXERCISABLE         WARRANTS            EXERCISE PRICE
-----------         ---------           ----------------
March, 2000           856,936                 $3
November, 2000        968,300                 $3
                    ---------
                    1,825,236
                    =========




11.  SUBSEQUENT EVENTS

     During the first quarter of 2000, Blue Ridge Group, Inc. reduced the balance on its line of credit with the Company from approximately $627,000 to $-0-. This was accomplished through: (1) cash payments and (2) services performed in the drilling and completion of several wells in the Appalachian Basin for the Company.

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998




12.  SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING PROPERTIES
         (UNAUDITED)

Costs incurred in oil and gas acquisition, exploration and development activities:

                                                          1999         1998

                                                       ----------   -----------
Acquisition of properties
     -Proved                                           $1,867,194   $         -
     -Unproved                                                  -        75,000
Exploration costs                                               -             -
Development costs                                         294,260       225,350
Company's share of equity method investee costs of
property acquisition exploration and development           57,970       192,350
                                                       ----------   -----------
                                                       $2,219,424   $   492,700
                                                       ==========   ===========

Results of Operations for Oil and Gas Producing Activities for the Years ended December 31, 1999 and 1998:

                                                              (UNAUDITED)
                                                            1999        1998
                                                       -----------  -----------
Oil and gas sales                                      $    60,226  $   27,501
Gain on sale of oil and gas leases                               -      75,000
Production costs                                           (17,741)    (27,225)
Exploration expenses                                      (142,571)    (16,817)
Depreciation, depletion, and amortization
      and valuation provision                           (1,247,414)   (343,405)
                                                       ------------ -----------
                                                        (1,347,500)   (284,946)
Income tax credit                                           37,182      96,882
                                                       ------------ ----------
Results of operations for oil and gas
 producing activities (excluding
     corporate overhead and financing cost)            $(1,310,318) $ (188,064)
                                                       ===========  ==========


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

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998



                                                                                            Oil (BBLS)     Gas (MCF)
Reserves-December 31, 1997                                                                     2,236           --
Purchases of minerals in place                                                                13,452         10,850
Extensions                                                                                    20,989         22,000
Production                                                                                    (1,718)        (2,000)
                                                                                           -----------    -----------
Reserves-December 31, 1998                                                                    34,959         30,850
Revisions                                                                                    (14,397)       (12,850)
Purchase of minerals in place                                                                  3,564        226,861
Extensions                                                                                      --          303,843
Production                                                                                    (2,552)        (4,115)
                                                                                           -----------    -----------
Reserves-December 31, 1999                                                                    21,574        544,589
                                                                                           ===========    ===========

Proved Developed Reserves
     December 31, 1998                                                                        34,959         30,850
                                                                                           -----------    -----------
     December 31, 1999                                                                        21,574        544,589
                                                                                           -----------    -----------


STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS 69:
                                                                                         December 31,    December 31,
                                                                                             1999           1998
                                                                                          -----------    -----------
Future cash inflows                                                                      $ 2,216,249    $   414,648
Future development costs                                                                     (19,663)          --
Future production costs                                                                     (750,272)      (122,981)
Future income taxes                                                                         (189,529)        (8,419)
                                                                                          -----------    -----------
Future net cash flows                                                                      1,256,785        283,248
10% annual discount for estimated timing of cash flow                                       (609,961)      (102,836)
                                                                                          -----------    -----------
Standardized measure of discounted future net cash flows                                 $   646,824    $   180,412
                                                                                          ===========    ===========

Changes in Standardized Measure of Discounted
     Future Net Cash Flows:
Standardized measure of discounted future net
     cash flows (beginning)                                                              $   180,412    $    18,138
Sales of oil and gas, net of production costs                                                (42,485)          (276)
Net changes in price and production costs                                                    207,716        (26,832)
Revisions of previous quantity estimates                                                     (89,388)        (1,546)
Change in future income taxes                                                               (181,110)        (4,548)
Accretion of discount                                                                       (507,125)       (96,349)
Extensions and discoveries less related costs                                                812,656        180,157
Purchases and sales of minerals in place                                                     266,148        111,668
                                                                                          -----------    -----------
Standardized measure of discounted future net
      cash flows (ending)                                                                $   646,824    $   180,412
                                                                                          ===========    ===========

                                      F-23

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


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

                             BLUE RIDGE ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (as restated)
                           DECEMBER 31, 1999 AND 1998


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

                                                       December 31, December 31,
                                                           1999        1998
                                                       ------------ ------------

SEGMENT REVENUES:
    Turnkey Revenue and Related Partnership Fees        $5,017,984    $2,060,189
    Contract Drilling Services                             792,439          --
    Oil and Gas Sales                                       60,226        27,501
    Unallocated Amounts (1)                                 27,153        82,181
                                                        ----------    ----------
    Total Revenues                                      $5,897,802    $2,169,871
                                                        ==========    ==========

     (1) Interest income is not allocated in assessing segment performance.


SEGMENT INCOME / LOSS BEFORE INCOME TAXES:
     Turnkey Income and Related Partnership Fees     $   583,144    $   160,997
     Contract Drilling Services                          (25,239)          --
     Oil and Gas Production                               33,160        (17,702)
     Unallocated Amounts:
         General and Administrative                     (353,860)      (166,104)
         Interest Income (Expense), net                    1,669         82,181
         Impairment Loss                              (1,238,142)            --
         Other                                              --           13,441
                                                     -----------    -----------
     Total Income (Loss)                             $  (999,268)   $    72,813
                                                     ===========    ===========


SEGMENT ASSETS:
     Turnkey Drilling Operations                     $ 1,049,665    $ 1,889,397
     Contract Drilling Rig Operations                  1,995,703         65,000
     Oil and Gas Production Operations                 1,182,903        540,068
     Unallocated Amounts
         Cash                                            131,465        480,952
         Other                                              --           19,925
                                                     -----------    -----------
     Total Assets                                    $ 4,359,736    $ 2,995,342
                                                     ===========    ===========

EXPENDITURES FOR SEGMENT LONG-LIVED ASSETS
     Turnkey Operations                              $      --      $      --
     Contract Drilling Services                        2,105,774           --
     Oil and Gas Production Operations                   744,992        492,700
                                                     -----------    -----------
     Total Expenditures                              $ 2,850,766    $   492,700
                                                     ===========    ===========