Form 10KSB40
period 2000-12-31
BLUE RIDGE ENERGY INC
filed 2001-03-30
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (MARK ONE)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                 Yes /X/ No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

       State issuer's revenues for its most recent fiscal year. $4,354,303

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,371,890 as of March 28, 2001 based upon the closing price of the common stock on the OTC "Pink Sheets" on March 28, 2001 of $2.375 per share. As of March 28, 2001 the registrant had 6,084,494 shares of Common Stock, par value $0.005 per share, and 430,000 shares of Series D Preferred Stock, par value $0.001 per share, outstanding.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         6,084,494 Shares of Common Stock Outstanding at March 28, 2001

         430,000 Shares of Preferred Stock Outstanding at March 28, 2001


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference in this report: NONE

                                  FORM 10-KSB/A

                                TABLE OF CONTENTS

                                            PART I

1.   Description of Business..................................................................         1
2.   Description of Properties................................................................         4
3.   Legal Proceedings........................................................................         7
4.   Submission of Matters to a Vote of Security Holders......................................         7

                                            PART II

5.   Market Price for Common Equity and Related Stockholders Matters..........................         8
6.   Management's Discussion and Financial Analysis of Financial Condition....................         9
7.   Financial Statements.....................................................................        13
8.   Change in and Disagreements with Accountants on Accounting and Financial Disclosure......        13

                                           PART III

9.   Directors, Executive Officers, Promoters and Control Persons
     Compliance with Section 16(a) of the Exchange Act........................................        13
10.  Executive Compensation...................................................................        15
11.  Securities Ownership of Certain Beneficial Owners and Management.........................        15
12.  Certain Relationships and Related Transactions...........................................        16
13.  Exhibits and Reports on Form 8-K.........................................................        19

                                            PART IV

Signatures....................................................................................        19
Exhibit Index.................................................................................        19

                                     FINANCIAL STATEMENTS

Independent Auditors' Report..................................................................       F-1
Balance Sheets................................................................................       F-2
Statements of Income..........................................................................       F-3
Statements of Changes in Stockholders' Equity.................................................       F-4
Statements of Cash Flows......................................................................       F-5
Notes to Financial Statement's................................................................       F-6

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

         BR Energy also acquires direct working interest participation in oil and gas properties. The working interest participation includes exploratory and development wells and both operated and non-operated working interest participation. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs and as an independent producer of oil and gas.

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

EMPLOYEES

         BR Energy has two employees, its President and Vice President, Sales and Marketing employees. BR Energy's majority shareholder, Blue Ridge Group, however, has a staff of geologists, petroleum engineers, drilling and accounting personnel who administer the operations of BR Group and BR Energy. As of December 31, 2000, BR Group had seventy-five (75) employees of which approximately fifteen (15) are geological and administrative personnel. The remainder are employed in oil and gas drilling and service activities. BR Energy pays a $20,000 per month management fee to BR Group for administrative and overhead expenses. This management fee is intended to cover only the expenses attributable to the fifteen (15) geological and administrative personnel which are applicable to BR Energy's operations.

         During 2000, management of BR Group conducted an analysis of the time spent by each of the fifteen (15) employees that performed services for BR Energy. Based on these time estimates, the employees' annual compensation was allocated to the applicable entity (Group or Energy) receiving the services. Although the actual services rendered on a month to month basis may vary, depending on many factors, management of BR Energy is of the opinion that the method used is reasonable and the Company receives fair value for these services.

         Annually, management reviews the salary structure of applicable employees and proportional allocations to determine the reasonableness of the amounts and that fair value is received for services rendered. For the year ended December 31, 2000, no material modifications in the management contract or management fee were made as it was determined by management that the amounts charged and the services received were reasonable.

Annually, the Board of Directors determines if any of the executive officers of BR Energy (discussed on page 14) are eligible for a performance bonus. During 1998, Robert D. Burr was paid a performance bonus of $25,000. No performance bonuses were paid during 1999 and 2000.

2. PROPERTIES

         As of December 31, 2000, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 55 wells, of which 39 are presently productive, located in Kentucky, Texas , West Virginia and New Mexico.

         The following tables summarize by geographic area BR Energy's developed and undeveloped acreage, oil and gas reserves and gross and net interests in producing oil and gas wells as of December 31, 2000. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

DEVELOPED AND UNDEVELOPED ACREAGE
GEOGRAPHIC AREA                                              DEVELOPED ACREAGE              UNDEVELOPED ACREAGE
---------------                                              -----------------              -------------------
                                                        GROSS ACRES     NET ACRES       GROSS ACRES       NET ACRES
                                                        -----------     ---------       -----------       ---------
New Mexico.......................................             80.00           53.60             0.00            0.00
Texas............................................            863.78           33.03           332.00          133.00
Kentucky.........................................            700.00           99.40        26,726.00       13,363.00
West Virginia....................................            120.00            8.24             0.00            0.00
                                                        -----------    ------------    -------------    ------------
     Totals......................................           1763.78          194.27        27,058.00       13,496.00
                                                        ===========    ============    =============    ============


PRODUCTIVE WELLS         GROSS WELLS                     NET WELLS                     RESERVES
                   ------------------------      ------------------------      ------------------------
GEOGRAPHIC AREA       OIL            GAS            OIL            GAS            OIL            GAS
---------------       ---            ---            ---            ---            ---            ---
New Mexico ..           1.00           0.00           0.67           0.00         10,537         13,000
Texas .......           1.00           1.00           0.80           0.01         16,857         31,000
Kentucky ....           0.00          30.00           0.00           6.52              0        926,301
West Virginia           0.00           6.00           0.00           1.81              0         68,521
                   ---------      ---------      ---------      ---------      ---------      ---------
      Totals            2.00          37.00           1.47           8.34         27,394      1,038,822
                   =========      =========      =========      =========      =========      =========


KEY PROPERTIES

         The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of properties or materially interfere with their use.

         The following are the primary properties held by BR Energy as of December 31, 2000:

DEVELOPED PROPERTIES:

         BOON'S CAMP PROSPECT: During the second quarter of 2000, BR Energy committed to the acquisition of and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 12 wells to be drilled in the Boon's Camp Prospect in Johnson County, Kentucky. During the latter half of 2000, BR Energy sold a 45% Working Interest to a limited partnership sponsored by BR Energy, thereby retaining a 5% Working Interest. All 12 wells were drilled and completed as productive gas wells during the latter half of 2000.

         HOMESTAKE #1: The Homestake #1 oil well is a development well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 which is a 50.2% Net Revenue Interest.

         HARLAN/BIG SANDY PROSPECTS: In 1998, BR Energy embarked on an Appalachian Basin twenty-five (25) development well drilling program in Bell, Knox and Harlan counties of Kentucky. As of December 31, 2000, eighteen (18) wells have been drilled. Of the eighteen (18), ten (10) are currently in production and selling gas on a curtailed basis, (5) are drilled and scheduled for completion in 2001, two (2) are shut in and one (1) was a dry hole. These wells account for 67% of the total value of BR Energy's reserves as of December 31,2000, with no single well being a majority of the reserve value attributed thereto. BR Energy owns varying Working Interests in these wells ranging from 25% to 30.25% of the Working Interest with Net Revenue Interests ranging from 18.75% to 22.69% in each well.

         KEEGAN GIBSON #1: The Keegan Gibson #1 oil well is a development well located in Smith County, Texas. In December of 1999, BR Energy increased its ownership in this well to 74% of the Working Interest which is a 63% Net Revenue Interest.

         SHELBY COUNTY, TEXAS: At the end of 1999, BR Energy acquired an interest in one (1) development well in Shelby County, Texas, which was drilled, completed and began production during the third quarter of 2000.

         MINGO AND WYOMING COUNTIES, WEST VIRGINIA: At the end of 1999, BR Energy acquired an interest in six (6) development wells in Mingo and Wyoming Counties, West Virginia. Drilling activities for these wells began in December, 1999. During the first quarter of 2000, BR Energy acquired an interest in a sixth well and commenced drilling activities on all of the six wells. All of the wells had been drilled, completed and were producing gas as of December 31, 2000.

UNDEVELOPED PROPERTIES

         WEST PEBBLE ISLAND PROSPECT: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 40% Working Interest in 2 wells to be drilled in the West Pebble Island Prospect in Tyler County, Texas. During the fourth quarter of 2000, BR Energy sold these Working Interests to limited partnerships sponsored by BR Energy, thereby retaining varying Working Interests. Drilling in this prospect began during the first quarter of 2001.

         CONTRARY CREEK PROSPECT: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 11 wells to be drilled in the Contrary Creek Prospect in Lawrence County, Kentucky. During the fourth quarter of 2000, BR Energy sold these Working Interests to limited partnerships sponsored by BR Energy, thereby retaining varying Working Interests. Drilling in this prospect began during the fourth quarter of 2000.

         MCDONALD PROSPECT: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 5 wells to be drilled in the McDonald Prospect in Logan County, West Virginia. During the fourth quarter of 2000, BR Energy sold these Working Interests to limited partnerships sponsored by BR Energy, thereby retaining varying Working Interests. Drilling in this prospect began during the fourth quarter of 2000.

         LICKING RIVER PROSPECT: During the fourth quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in approximately 18,000 acres in the Licking River Prospect in Morgan County, Kentucky. Drilling in this prospect is scheduled to begin during 2001.

DRILLING RIGS

         During 1999, the Company acquired two drilling rigs and ancillary equipment. Rig #4 is a 1999 Ingersoll Rand RD-20 which is capable of drilling to 5,000 feet and Rig #2 which is an Ingersoll Rand TR-4 acquired from BR Group which is capable of drilling to 3,000 feet. The drilling rigs are managed by BR Group on behalf of BR Energy and are used to drill wells for oil and gas partnerships sponsored by BR Energy as well as on a contract basis for other third parties. During 2000 Rig #2 drilled sixteen (16) wells and Rig #4 drilled fourteen (14) wells.

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

                                                                                           NET PRODUCTION  NET PRODUCTION
                                                                                            FOR THE YEAR    FOR THE YEAR
                                                                                              12/31/00        12/31/99
                                                                                              --------        --------
Net Volumes (Equivalent Barrel)....................................................              5,863            3,238
Average Sales Price per Equivalent Barrel..........................................          $   27.65      $     18.60
Average Production Cost per Equivalent Barrel
(includes production taxes)........................................................          $    8.05      $      5.48

         The Average Production Costs per Equivalent Barrel represents the Lease Operating Expenses divided by the Net Volumes in equivalent barrels. Lease Operating Expenses includes normal operating costs such as pumper fees, operator overhead fees, electric costs, pump repair costs, chemicals, pulling unit costs, production taxes, etc.

NET PROVED OIL AND GAS RESERVES

         Presented below are the estimates of BR Energy's proved reserves as of December 31, 2000 and 1999. All of BR Energy's proved reserves are located in the United States.

                                                       DECEMBER 31, 2000                DECEMBER 31, 1999
                                                       -----------------                -----------------
                                                                    NATURAL                           NATURAL
                                                     OIL              GAS              OIL              GAS
                                                     ---              ---              ---              ---
                                                   (BBLS)            (MCF)            (BBLS)           (MCF)
Proved developed and undeveloped reserves
  at end of year:
Balance at beginning of year ..............          21,574          544,589           34,959           30,850
Extensions, discoveries and other additions              85          572,957                0          303,843
Revisions of previous estimates ...........           8,116          (57,829)         (14,397)          12,850
Purchases of minerals in place ............              --               --            3,564          226,861
Production ................................          (2,381)         (20,895)          (2,552)          (4,115)
                                                 ----------       ----------       ----------       ----------
Balance at end of year ....................          27,394        1,038,822           21,574          544,589
Proved developed reserves .................          27,394          691,324           21,574          544,589
                                                 ==========       ==========       ==========       ==========

BBLS-  Barrels of oil
MCF-   Thousand cubic feet of gas


         In estimating the oil and natural gas reserves, BR Energy, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 2000 and 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price BR Energy reasonably expects to receive.

         Future prices received for the sale of BR Energy's product may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the SEC.

DRILLING ACTIVITIES

                                              OIL WELLS             GAS WELLS
                                              ---------             ---------
                                           2000       1999       2000       1999
                                           ----       ----       ----       ----
Exploratory Wells ..................         --         --         --         --
Development Wells ..................         --          2         19         18
                                           ----       ----       ----       ----
     Total Wells ...................         --          2         19         18

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

                                     PART II

5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Common Stock of BR Energy is traded on the OTC with "BREY" as its stock symbol. The range of high and low bid information for each quarter since January 1, 1998 is as follows:

                                                                                                 HIGH BID             LOW BID
                                                                                                 --------             -------
         March 31, 1998..............................................................             No Activity         No Activity
         June 30, 1998...............................................................         $          1.75      $         .125
         September 30, 1998..........................................................         $         1.375      $       1.0625
         December 31, 1998...........................................................         $        1.0312      $       0.4062
         March 31, 1999..............................................................         $          0.50      $       0.4062
         June 30, 1999...............................................................         $          3.50      $         2.25
         September 30, 1999..........................................................         $          4.00      $         2.00
         December 31, 1999...........................................................         $          2.50      $         2.25
         March 31, 2000..............................................................         $          2.50      $         2.00
         June 30, 2000...............................................................         $          2.50      $         1.93
         September 30, 2000..........................................................         $          1.50      $         1.05
         December 31, 2000...........................................................         $          2.25      $         1.75

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

         BR Energy's Preferred Stock entitles all holders to receive dividends of 12% per annum, payable monthly, based upon the total number of shares outstanding. BR Energy has paid cash dividends on its Preferred Stock as follows:

                             2000               1999
                             ----               ----
                        $      354,640    $       313,114


SHAREHOLDER INFORMATION

         As of December 31, 2000, there are approximately 600 shareholders of BR Energy's Common Stock.

6.       MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION

         The following discussion is intended to assist in an understanding of BR Energy's financial position and results of operations for each year of the two year period ended December 31,2000. The Financial Statements and the notes thereto which follow, contain detailed information that should be referred to in conjunction with the following discussion.

FINANCIAL OVERVIEW

         Blue Ridge Energy, Inc. (BR Energy), is a publicly traded, independent oil and gas company engaged in the drilling, exploration, development and production of oil and gas properties in Texas, Kentucky, West Virginia and New Mexico. BR Energy has participated in 55 wells and owns two drilling rigs, which are used to drill oil and gas wells for joint ventures and limited partnerships sponsored by it and for other non-affiliated oil and gas companies.

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

RESULTS OF OPERATION

         Net income was $4,263 in 2000 compared to $(1,085,000) in 1999. On a per share basis, which takes into account cash dividends paid on preferred stock, BR Energy had a net loss of $0.06 per share in 2000, as compared to a net loss of $0.26 per share in 1999.

OPERATING REVENUES

         Operating revenues totaled $4,300,000 in 2000; a 24.5% decrease from the $5,700,000 in 1999. Turnkey drilling contract sales included in operating revenues were $2,707,000 in 2000, as compared to $4,634,000 in 1999. Oil and gas sales included in operating revenues were $162,130 for 2000, as compared to $60,226 for 1999. Operating revenues also includes fees earned from the sponsoring of oil and gas drilling partnership in the form of management fees of $87,500 in 2000 compared to $245,000 in 1999. BR Energy also acquired two (2) drilling rigs in 1999 which generated revenues of $1,332,068 for 2000 versus $792,000 for such revenues in 1999.

         The decrease in operating revenues in 2000 from 1999 was caused by decreases in sales of limited partnership interests as a result of transitional declines as a changed marketing effort was implemented. This decrease was partially offset by increased sales from the drilling rig operations and increased oil and gas revenues. Production from BR Energy's oil and gas sales continued to increase in 2000 from 1999 as a result of additional wells being placed in production and increased oil and gas prices.

DIRECT OPERATING COSTS

         Direct operating costs totaled $3,200,000 in 2000, a 25.6% decrease from the total of $4,300,000 in 1999. Direct operating costs are the turnkey drilling contract costs for the drilling, completion, and equipping of oil and gas wells lease operating expenses and the cost of contract drilling. The decrease in these costs for 2000 are a result of decreased activity levels previously discussed, despite the addition of $394,000 in drilling rig operation costs.

OTHER OPERATING EXPENSES

         Other operating expenses in 2000 decreased 10.4% to $1,060,000 from $1,150,000 in 1999 primarily as a result of concurrent variations in the marketing efforts in the marketing of BR Energy's Limited Partnerships as previously discussed despite increased general and administrative expenses.

         Depreciation, depletion and amortization continued increasing to $178,000 in 2000 from $118,000 in 1999. These increases are primarily related to the purchase of drilling rigs and oilfield service equipment in 1999 and 1998 and increased depletion resulting from increased production during 2000.

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

         Under this accounting method, the Company must account for warrants at fair value at the date of issuance. The Black-Scholes option valuation model was used in determining an estimated fair value for these warrants. The transactions were recorded at these fair values and the properties acquired were then evaluated for impairment under SFAS 121. The effect of this has caused the Company to record an additional value for these properties of $1,238,142 and then immediately write off this additional value, since the fair value of the properties acquired would not support the newly established carrying value for these properties. The impairment loss was $-0- for 2000 and $1,238,142 for 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and Administrative costs for 2000 were $697,207 and $353,860 for 1999. Such amounts include a portion of the management fee charged by BR Group; $205,000 for 2000 and $155,000 for 1999. The remainder of the management fee is allocated to cost of sales, amounting to $35,000 in 2000 and $85,000 in 1999. The allocation of the management fee is based on management's estimate of the percentage of costs applicable to each of the categories (i.e., cost of sales or general and administrative expenses). This is determined by the volume of activity during the year and type of services that are rendered by BR Group.

         The balance of general and administrative expenses consists primarily of salary expense associated with the Company hiring a new President & CEO and of legal and accounting fees of $276,000 in 2000 and $150,000 in 1999. The increase in professional fees was due to additional reporting requirements in connection with the filing of a 1934 Act Registration Statement in September, 1999.

OTHER INCOME (EXPENSE)

         Other income (expense) decreased to $(58,542) in 2000 as compared to $1,669 in 1999 as interest income dropped and interest expense increased with the utilization of BR Energy's cash in the acquisition of oil and gas properties and drilling equipment.

INCOME TAXES

         BR Energy provided for Federal and state income tax expense (benefit) of $2,100 and $86,000 in 2000 and 1999, respectively. These provisions represent effective tax rates of 35% in each of those years. In 2000 and 1999, BR Energy had tax deductions for Intangible Drilling Costs resulting in tax credits of $273,000 and $162,000, respectively. These tax credits were utilized, whenever possible, in order to reduce the cash impact of the income taxes.

         A valuation allowance for BR Energy's deferred tax asset of $35,442 in 1999 (see note 8 to the accompanying audited financial statements) was not provided due to existing taxable temporary differences sufficient to offset the net operating loss ("NOL") carryforward. At December 31, 2000, the Company had $950,000 of its NOL remaining to reduce its future taxable net income.

BALANCE SHEET REVIEW

ASSETS

         BR Energy's current assets increased 12.5% to $1,450,000 at the end of 2000 from $1,200,000 at the end of 1999. The increase in 2000 was caused a $918,000 increase in drilling advances offset by a reduction in advances to affiliate.

         BR Energy's drilling advances was the primary cause of the 601% increase in cash to $919,000 and its daily operations were cause of the 10% increase in accounts receivable from managed limited partnerships, trade and other accounts receivable at the end of 2000 as compared to the end of 1999. Property and equipment increased 16.7% to $3,700,000 at the end of 2000 as compared to $3,200,000 at the end of 1999 due primarily to the acquisition of undeveloped oil and gas leases previously discussed.

         Other assets decreased 92% to $500 at the end of 2000 from $10,000 at the end of 1999 primarily as a result of the application of deposits made for the purchase of the drilling rigs and ancillary equipment previously mentioned.

LIABILITIES

         BR Energy's current liabilities increased 625% to $1,250,000 at year-end 2000 from $200,000 at the end of 1999 as a result of an increase in drilling advances and current portion of long term debt.

         BR Energy adopted provisions of the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (required for fiscal years beginning after December 15,1992) which requires the use of the "liability" method under which deferred tax assets and liabilities are recognized for their estimated future tax consequences. The tax effect of significant temporary differences representing these net deferred taxes was $150,000 and $15,000 at December 31, 2000 and December 31, 1999, respectively. For further information regarding income taxes, see Note 7 of the Financial Statements.

         During 1999, BR Energy entered into various long-term notes payable, secured by drilling equipment, in order to purchase drilling equipment. The balance due under these notes at December 31, 2000, is approximately $372,000.

STOCKHOLDERS' EQUITY

         Total capital invested in BR Energy for Common and Preferred Stock increased 3.4% to $5,600,000 at year-end 2000 from $5,400,000 at the end of 1999 as a result of the purchases of 67,750 shares of Series D. Preferred Stock by investors as previously discussed. Approximately 471,000 shares of Preferred Stock were converted into 668,000 shares of Common Stock during 2000 and 1999. For further information regarding the capital structure of BR Energy (see Note 9 of the Financial Statements).

         After recording net income of $4,000 and paying dividends of $355,000 on its preferred stock, BR Energy's retained earnings declined 18.5% to an accumulated deficit of $2,236,000 at December 31, 2000 from an accumulated deficit of $1,887,000 at December 31, 1999.

CAPITAL RESOURCES AND LIQUIDITY

         BR Energy's current ratio (current assets / current liabilities) was
1.16 to 1 in 2000 and 5.82 to 1 in 1999. Such calculations include the accounts receivable from managed oil and gas drilling partnerships ($373,000 in 2000 and $337,000 in 1999) and advances to related parties ($17,000 in 2000 and $627,000 in 1999). The change in the current ratio from 2000 to 1999 was due primarily to the use of funds in the acquisition of oil and gas properties and drilling equipment.

         BR Energy's primary source of cash in 2000 was derived from the sale of oil and gas limited partnerships, the sale of preferred stock and the operation of drilling rigs and oil and gas sales. Without these sources of cash, BR Energy would not have adequate sources of cash for its operations. While BR Energy expects that its revenue sources will not significantly change in 2001, BR Energy will be increasing its emphasis on drilling and developing oil and gas properties in order to increase its revenue from oil and gas production.

         During the two years ended December 31, 2000 and December 31, 1999, BR Energy has relied upon net inflows of cash from the sale of preferred stock, supplemented by net inflows of cash generated by its operating activities to fund the purchase of assets and its expansion. Generally speaking, management intends to fund further growth with similar equity transactions and improved cash flows from operations.

         As of December 31, 2000, the Company had sufficient cash to satisfy its operating needs for a period of 90 days or longer. The Company plans to continue funding its operating needs by sponsoring 3 to 5 limited partnership oil and gas drilling programs a year.

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

DIRECTORS AND EXECUTIVE OFFICERS

NAME                    AGE     POSITION(S) WITH BR ENERGY
----                    ---     --------------------------
Robert D. Burr          55      Chairman of the Board of BR Energy, President and Chief Executive Officer
Edward L. Stillie       56      Director of BR Energy, President & Chief Executive Officer
James T. Cook, Jr       48      Director of BR Energy, Senior Vice President-Finance and Chief Financial Officer
Harry Peters            57      Director of BR Energy, Senior Vice President-Sales and Marketing
Gregory B. Shea         38      Director of BR Energy, Senior Vice President-Operations
Russell L. Vera         38      Director of BR Energy, Senior Vice President-Exploration and Development

         ROBERT D. BURR, age 55, Bowling Green, Kentucky, has been Chairman of the Board, President and Chief Executive Officer of BR Energy since May, 1996. He resigned as President and Chief Executive Officer on March 1, 2000. A native of Port Arthur, Texas, Mr. Burr attended McNeese State College, Lake Charles, Louisiana. He has been active for over 25 years in the oil and gas business with a myriad of companies. He has been the Chairman of the Board, President and Chief Executive Officer of BR Group, since August 1993.

         EDWARD L. STILLIE, age 56, Bowling Green, Kentucky, Mr. Stillie joined BR Energy on March 1, 2000 as President and Chief Executive Officer and became a Director on April 10, 2000,. For the past 20 years he has been a senior executive with several nationally prominent companies. Most recently he was National Marketing Director and Senior Vice President for Houston-based Swift Energy company from October 30, 1994 to March 1, 2000. Mr. Stillie previously was an Air Force Officer and pilot, and was preferentially selected to fly aircraft transporting the Vice President of the United States, the Secretary of State and other government leaders throughout the world. He holds a Bachelor of Science in Business and Public Administration from the University of Maryland and a Masters Degree in Business Administration from the University of Central Michigan.

         JAMES T. COOK, Jr., age 48, Bowling Green, Kentucky, has been Sr. Vice President, Finance and a Director of BR Energy since May 1996. Mr. Cook also serves as Secretary and Treasurer of BR Energy. He is an accountant by training, and a graduate of Stephen F. Austin State University, Nacogdoches, Texas. From 1983 to 1989, he was Sr. Vice President, Finance and Treasurer of the Shanley Corp., Dallas, Texas, a publicly owned oil and gas exploration company. From 1990 through 1994, he served in various financial capacities for a group of Florida based companies with interests in Caribbean resorts, stores, and manufacturer of bath products. Since June 1, 1995, he has been a Director and the Sr. Vice-President-Finance and Chief Financial Officer of BR Group. In 1997, Mr. Cook became the brother-in-law of Mr. Burr.

         HARRY J. PETERS, age 57, Bowling Green, Kentucky. Has been Senior Vice President, Acquisitions since August 2000. Mr. Peters joined BR Energy as Sr. Vice President-Sales and Marketing from April 2000 to July 2000 and has served as a Director since April 2000.. A native of New York, he has over 30 years of experience in sales and marketing, both domestic and international. He has developed close working relationships with investment bankers, institutional investors, and securities dealers while directing market financing of reserve purchases, and raising drilling risk capital and venture capital for hundreds of wells in Texas, Kentucky, Oklahoma, Louisiana, Colorado, West Virginia and Utah. Mr. Peters has been a Director and Sr. Vice President-Sales and Marketing of BR Group since April of 1999. He is a graduate of St. Michaels College in Santa Fe, New Mexico.

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

         RUSSELL L. VERA, age 38, Bowling Green, Kentucky, became a Director and Sr. Vice President-Exploration and Development on April 10, 2000. A native of Gonzales, Texas, Mr. Vera attended the University of Houston for four years. He was President of Fortune Exploration, Inc., Irving, Texas, an independent oil and gas producer, from 1989 until 1992, and was President of Oak Ridge Exploration, Inc., Shreveport, Louisiana, in 1992. He has been President of Fortune Exploration of Kentucky, Inc. since 1992. Mr. Vera is a son-in-law of Mr. Burr.

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

         Based solely upon a review of the copies of such forms furnished to BR Energy or written representations that no other reports were required, BR Energy believes that during the 2000 fiscal year, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been complied with.

10.      EXECUTIVE COMPENSATION

The following compensation was paid directly to the executives of BR Energy during the years ended December 31, 2000, 1999 and 1998:

                                       ANNUAL COMPENSATION                                     LONG-TERM COMPENSATION
                                  ----------------------------                                 ----------------------
                                                                                                  AWARDS      PAYOUTS        ALL
                                                                  OTHER ANNUAL    RESTRICTED    SECURITIES     LTIP         OTHER
           NAME AND                         SALARY      BONUS    COMPENSATION    STOCK AWARDS   UNDERLYING    PAYOUTS   COMPENSATION
      PRINCIPAL POSITION          YEAR        ($)        ($)          ($)            ($)       OPTIONS/SAR'S    ($)          ($)
      ------------------          ----        ---        ---          ---            ---       -------------    ---          ---
Edward L. Stillie ............    2000     $ 155,000  $      0       $   0         $     0           0        $    0        $   0
                                  1999     $       0  $      0       $   0         $     0           0        $    0        $   0
                                  1998     $       0  $      0       $   0         $     0           0        $    0        $   0

Robert D. Burr................    2000     $       0  $      0       $   0         $     0           0        $    0        $   0
                                  1999     $       0  $      0       $   0         $     0           0        $    0        $   0
                                  1998     $       0  $ 25,000       $   0         $     0           0        $    0        $   0

James T. Cook, Jr.............    2000     $       0  $      0       $   0         $     0           0        $    0        $   0
                                  1999     $       0  $      0       $   0         $     0           0        $    0        $   0
                                  1998     $       0  $      0       $   0         $     0           0        $    0        $   0

Gregory B. Shea                   2000     $       0  $      0       $   0         $     0           0        $    0        $   0
                                  1999     $       0  $      0       $   0         $     0           0        $    0        $   0
                                  1998     $       0  $      0       $   0         $     0           0        $    0        $   0

Russell L. Vera...............    2000     $       0  $      0       $   0         $     0           0        $    0        $   0
                                  1999     $       0  $      0       $   0         $     0           0        $    0        $   0
                                  1998     $       0  $      0       $   0         $     0           0        $    0        $   0

Harry J. Peters ..............    2000     $       0  $      0       $   0         $     0           0        $    0        $   0
                                  1999     $       0  $      0       $   0         $     0           0        $    0        $   0
                                  1998     $       0  $      0       $   0         $     0           0        $    0        $   0

11.       SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The table below sets forth each stockholder who is known to the Company to be the beneficial owner of more than 5% of the common stock of the Company at December 31,2000.

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

The table below sets forth the beneficial stock ownership of all directors and officers of BR Energy as of December 31, 2000.

                                               NAME AND ADDRESS                    AMOUNT AND NATURE
TITLE OF CLASS                               OF BENEFICIAL OWNER                  OF BENEFICIAL OWNER       PERCENT OF CLASS
--------------                               -------------------                  -------------------       ----------------
 Common stock                             Robert D. Burr, President                  7,126,893(1)                 70.8%

 Common stock                             All Directors and Officers                 7,126,893                    70.8%
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

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         BR Group owns approximately 51.4% of the Common Stock of BR Energy as of December 31, 2000. During 2000 and 1999 BR Energy has entered into several transactions with BR Group as follows:

STOCK TRANSACTIONS

         Under a previous arrangement with one of the company's partnerships (the Home Stake Joint Venture, as described in Note 3), the company had agreed to provide certain workover funds and had the rights to 100% of the partnership's revenues from the well until the workover funds had been recovered. Thereafter, the Home Stake Joint Venture would revert to its original working interest position. During 1999, the company issued 250,000 shares of its common stock in exchange for the partnership's reversionary interest in the well.

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

CONTRACTUAL AGREEMENTS

         BR Energy has entered into turnkey drilling contracts with BR Group and other affiliates for the acquisition, drilling, completing and equipping of oil and gas wells for BR Energy and majority of the and gas drilling partnerships that BR Energy has sponsored. A summary of the amounts involved in these contracts during 2000 and 1999 is as follows:

                  Year Ended December 31, 2000..................   $   1,606,339
                  Year Ended December 31, 1999..................   $   3,616,100

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

         BR Energy also reimburses BR Group for marketing costs paid on its behalf which amounted to $-0- and $176,540 in 2000 and 1999, respectively. As of December 31, 2000 and 1999, approximately $-0- was due and payable to BR Group under this arrangement.

         In March 1999, BR Energy purchased ancillary equipment to be used in association with drilling rig #4 from BR Group at a price of $415,000. In April 1999, BR Energy purchased drilling rig #2 with associated ancillary equipment from BR Group at a price of $750,000.

         During 2000 and 1999, BR Energy had no significant customers or suppliers, other than its major stockholder, (BR Group) who could individually have a significant adverse effect on the Company's operations. See Note 3 to BR Energy's Financial Statements, included herein, for additional information.

         BR Energy has an affiliated broker dealer, Ridgemont Securities, Inc., that raises the majority of BR Energy's funds through private placement offerings for oil and gas wells and the issuance of preferred stock for which BR Energy pays Ridgemont Securities various fees and commissions. The fees and expenses paid to Ridgemont Securities, Inc. by BR Energy and the oil and gas partnerships during 2000and 1999 are as follows:

                                                     2000                1999
                                                  ----------          ----------
         Commissions ...................          $  299,580          $1,088,138
         Due Diligence Fees ............                  --              43,493
         Promotional Services ..........                  --             200,000
         Reimbursed Expenses ...........                  --              80,780
                                                  ----------          ----------
                 Total .................          $  299,580          $1,412,411
                                                  ==========          ==========

         The Company contracts with BR Group to manage and operate the two drilling rigs it owns. BR Group also manages two other rigs owned by other affiliates of BR Group.

         BR Group collects all drilling revenues and pays all expenses related to the drilling operations and accounts to BR Energy on a periodic basis for the net profits from operations for the two rigs owned by BR Energy. The Company reported revenues of $1,332,068 and $792,439 and costs of $1,102,936 and $709,308 from the operation of the drilling rigs for the years ended December 31, 2000 and 1999, respectively.

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

         During 2000 and 1999, BR Energy had no significant customers or suppliers, other than its major stockholder, (BR Group) who could individually have a significant adverse effect on the Company's operations, see Note 3 to Blue Ridge Energy's Financial Statements, included herein, for additional information.

         The terms of the contracts or transactions that BR Energy entered into with BR Group were on terms that were no more favorable than those obtained from unaffiliated parties.

13.      EXHIBITS AND REPORTS ON FORM 8K

         23.1 Consent of Independent Consulting Engineer (R. A. Lenser & Associates)

         23.2.   Consent of Independent Consulting Engineer (Wright & Company)

         23.3 Consent of Independent Auditors Signatures (Looney, Samson and Associates, PLLC)

                                     PART IV

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Blue Ridge Energy, Inc. Registrant
Date: March 30, 2001

By:        /s/ JAMES T. COOK, JR.
-----------------------------------------------
               James T. Cook, Jr.
  Director, Senior Vice President-Finance and
            Chief Financial Officer


EXHIBIT   INDEX
-------   -----
23.1      Consent of Independent Consulting Engineer (R. A. Lenser & Associates)

23.2.     Consent of Independent Consulting Engineer (Wright & Company)

23.3      Consent of Independent Auditors

EXHIBITS PREVIOUSLY FILED WITH AMENDMENT NUMBER 7 TO FORM 10-SB


 EXHIBIT
 NUMBER                         DESCRIPTION

 (3)(i)  Articles of Incorporation of Blue Ridge Energy, Inc.
 (3)(ii) Bylaws of Blue Ridge Energy, Inc.
 10.1 Turnkey drilling contract - Blue Ridge Energy Production Fund dated August 1, 1996
 10.2 Turnkey drilling contract - Smackover/Woodbine I Joint Venture dated October 1, 1996
 10.3    Turnkey drilling contract - Blue Ridge Energy, Inc. and Blue
         Ridge Group, Inc. dated October 1, 1996
 10.4    Turnkey drilling contract - Paluxy Joint Venture, Ltd. dated
         February 24, 1997
 10.5    Turnkey drilling contract - Blue Ridge Energy, Inc. and Blue
         Ridge Group, Inc. dated February 24, 1997
 10.6    Turnkey drilling contract - Home Stake Joint Venture Ltd.
         dated May 21, 1997
 10.7    Turnkey drilling contract - Blue Ridge Energy, Inc. and Blue
         Ridge Group, Inc. dated May 21, 1997
 10.8    Turnkey drilling contract - Sherman/Moore #1 Joint Venture,
         Ltd. dated September 26, 1997
 10.9    Turnkey drilling contract - Blue Ridge Energy, Inc. and Blue
         Ridge Group, Inc. dated September 26, 1997
 10.10   Turnkey drilling contract - Phillips/Blue Ridge Joint Venture
         #1, Ltd. dated February 10, 1998
 10.11   Turnkey drilling contract - Blue Ridge Energy, Inc. and Blue
         Ridge Group, Inc. dated February 10, 1998)Tj
 10.12   Turnkey drilling contract - 1998 Year End Drilling Programs,
         Ltd. dated December 1, 1998)Tj
 10.13   Turnkey drilling contract - Blue Ridge Energy, Inc. and Blue
         Ridge Group, Inc. dated December 1, 1998
 10.14   Turnkey drilling contract - Harlan County Limited Partnership,
         Ltd. dated March 4, 1999)Tj
 10.15   Turnkey drilling contract - Blue Ridge Energy, Inc. and Blue
         Ridge Group, Inc. dated March 4, 1999
 10.16   Turnkey drilling contract - Cumberland Gap 10 Limited
         Partnership, Ltd. dated April 13, 1999
 10.17   Turnkey drilling contract - Blue Ridge Energy, Inc. and Blue
         Ridge Group, Inc. dated April 13, 1999
 10.18 Purchase contract for Ingersoll-Rand RD-20 drilling rig - from Noland Company dated February 6, 1998
 10.19   Bill of Sale of Ingersoll-Rand T-4 drilling rig - Blue Ridge
         Group, Inc. to Blue Ridge Energy, Inc. dated June 30, 1999
 10.20   Promissory Note for $126,000 from Blue Ridge Energy, Inc. to
         Blue Ridge Group, Inc. dated June 30, 1996
 10.21 Letter agreement and line of credit for $1,500,000 between Blue Ridge Group, Inc. and Blue Ridge Energy, Inc. for the acquisition by Energy of a 75% W.I. in 50 oil & gas wells in Appalachian Basin dated August 31, 1998



 10.22 Management Services contract between Blue Ridge Energy, Inc. and Blue Ridge Group dated September 30, 1996
 10.23 Common Stock Purchases Warrant between Blue Ridge Energy, Inc. and Blue Ridge Group for purchase of 2,000,000 shares of Blue Ridge Energy, Inc. common stock - dated June 30, 1996
 10.24 Common Stock Purchase Warrant between Blue Ridge Energy, Inc. and Blue Ridge Group, Inc. for purchase of 5,000,000 of Blue Ridge Energy, Inc.
 10.39 Limited Partnership Agreement of Home Stake Joint Venture, Ltd. BR Energy's other limited partnership agreements are substantially similar in contents to the Homestake Joint Venture.
 11      Computation of per share earnings - included in Part F/S
 13 Quarterly report on Form 10-QSB for the period ended September 30, 1999. Incorporated by reference to part F/S of the Form 10-SB, previously filed on November 10, 1999
 27.1    Financial Data Schedule
 27.2    Financial Data Schedule
 27.3    Financial Data Schedule
 27.4    Financial Data Schedule

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Blue Ridge Energy, Inc.
Bowling Green, Kentucky

         We have audited the accompanying balance sheets of Blue Ridge Energy, Inc. as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of Blue Ridge Energy's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Energy, Inc. as of December 31, 2000 and 1999 (as restated), and the results of its operations and cash flows for the years ended December 31, 2000 and 1999 (as restated) in conformity with generally accepted accounting principles.

         As discussed in Note 9 to the financial statements, the Company has restated its financial statements for the year ended December 31, 1999 for the issuance of common stock warrants for goods and services.




Looney, Samson & Associates, P.L.L.C.
Dallas, Texas
March 28, 2001

                             BLUE RIDGE ENERGY, INC.

                                 BALANCE SHEETS

DECEMBER 31,                                                                        2000              1999
------------                                                                        ----              ----
                                                                                                 (AS RESTATED)
                                                                                                   (NOTE 9)
ASSETS

CURRENT ASSETS:
   Cash ..................................................................      $   918,963       $   131,465
   Accounts Receivable:
      Managed Limited Partnerships (Note 2) ..............................          373,367           337,276
      Trade and Other ....................................................            9,302            74,275
   Advances to Related Parties (Note 3) ..................................           17,155           627,304
   Prepaid Expenses ......................................................          129,048                --
                                                                                -----------       -----------
      Total Current Assets ...............................................        1,447,835         1,170,320

PROPERTY AND EQUIPMENT, NET: (Notes 4 and 5) .............................        3,675,603         3,178,606

Other Assets .............................................................              490            10,810
                                                                                -----------       -----------
      TOTAL ASSETS .......................................................      $ 5,123,928       $ 4,359,736
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses .................................      $    43,251       $    90,835
   Drilling Advances (Note 2) ............................................          918,000                --
   Current Portion of Long Term Debt (Note 6) ............................          287,314           110,231
                                                                                -----------       -----------
   Total Current Liabilities .............................................        1,248,565           201,066
   Long Term Debt (Note 6) ...............................................          297,631           418,511
   Deferred Income Tax Liability (Note 7) ................................          151,830           150,139
                                                                                -----------       -----------
      Total Liabilities ..................................................        1,698,026           769,716

COMMITMENTS AND CONTINGENCIES: (Notes 8 and 9) .........................                 --                --

STOCKHOLDERS' EQUITY: (Note 9)
Preferred Stock, $0.001 par value; 5,000,000 shares ......................              430               637
   authorized; 430,000 and  636,950 shares issued and outstanding at
   December 31,2000 and 1999, respectively (Note 9)
   (liquidation preferences of $2,150,000 in 2000 and $3,185,000 in 1999.)
Common stock, $0.005 par value; 20,000,000 shares authorized; ............           30,422            29,049
   6,084,494 and 5,809,794 shares issued and outstanding at
   December 31, 2000 and 1999, respectively (Notes 3 and 9)
Additional Paid-In Capital ...............................................        5,631,970         5,446,877
Accumulated Deficit ......................................................       (2,236,920)       (1,886,543)
                                                                                -----------       -----------
   Total Stockholders' Equity ............................................        3,425,902         3,590,020
                                                                                -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................      $ 5,123,928       $ 4,359,736
                                                                                ===========       ===========



    The accompanying notes are an integral part of these financial statements

                             BLUE RIDGE ENERGY, INC.

                              STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31,                                      2000              1999
-----------------------                                      ----              ----
                                                                           (AS RESTATED)
                                                                             (NOTE 9)
OPERATING REVENUES (Note 2 and 3):
Turnkey Contract Sales ............................      $ 2,706,569       $ 4,634,089
Management Fees ...................................           87,481           244,739
Contract Drilling Sales ...........................        1,332,068           792,439
Oil and Gas Sales .................................          162,130            60,226
                                                         -----------       -----------
      Total Operating Revenues ....................        4,288,248         5,731,493

OPERATING COSTS AND OTHER EXPENSES (Notes 2 and 3):
Turnkey Contract Costs ............................        2,009,641         3,616,100
Lease Operating Expenses ..........................           47,224            17,741
Cost of Contract Drilling .........................        1,102,936           709,308
Abandonment and Dry Hole Costs ....................          166,799           142,571
Impairment of Oil and Gas Properties (Note 5) .....               --         1,238,142
Depreciation, Depletion and Amortization ..........          178,237           117,695
Marketing Costs (Note 3) ..........................           21,299           537,013
General and Administrative Costs ..................          697,207           353,860
                                                         -----------       -----------
      Total Operating Costs .......................        4,223,343         6,732,430
                                                         -----------       -----------

OPERATING INCOME (LOSS) ...........................           64,905        (1,000,937)

OTHER INCOME (EXPENSE):
Interest Income (Note 3) ..........................            1,957            27,153
Interest Expense ..................................          (60,499)          (25,484)
Other .............................................               --                --
                                                         -----------       -----------
      Total Other Income (Expense) ................          (58,542)            1,669
                                                         -----------       -----------

INCOME (LOSS) BEFORE TAXES ........................            6,363          (999,268)
Income Tax Provision (Note 7) .....................           (2,100)           85,907
                                                         -----------       -----------
NET INCOME (LOSS) .................................      $     4,263       $ 1,085,175
                                                         ===========       ===========

EARNINGS/(LOSS) PER COMMON SHARE (Note 1):
Basic .............................................      $     (0.06)      $     (0.26)
                                                         -----------       -----------
Diluted ...........................................      $     (0.06)      $     (0.26)
                                                         -----------       -----------
Weighted Average Common Shares Outstanding ........        5,912,806         5,453,611
                                                         -----------       -----------




   The accompanying notes are an integral part of these financial statements.

                             BLUE RIDGE ENERGY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     PREFERRED STOCK            COMMON STOCK              (AS RESTATED NOTE 9)
                                   -------------------    -----------------------    -------------------------------
                                    NO. OF                  NO OF                      ADDITIONAL       ACCUMULATED
                                    SHARES      AMOUNT      SHARES       AMOUNT      PAID-IN CAPITAL     (DEFICIT)         TOTAL
                                    ------      ------      ------       ------      ---------------     ---------         -----
DECEMBER 31, 1998 ...........       464,308     $  464      5,171,578   $ 25,858       $2,873,341       $  (488,254)    $ 2,411,409

Retirement of Common Stock ..                                (5,000)         (25)         (14,975)                          (15,000)
Issuance of Common Stock ....                               250,000        1,250           11,250                            12,500
Conversion of Preferred Stock      (196,608)     (196)      393,216        1,966           (1,770)                               --
Sale of Stock Series D ......       369,250       369                                   1,340,889                         1,341,258
Issuance of Warrants for
   O&G Properties (Note 5) ..                                                           1,238,142                         1,238,142
Dividends Paid on
   Preferred Stock ..........                                                                              (313,114)       (313,114)
Net Loss ....................                                                                            (1,085,175)     (1,085,175)
                                    -------     -----     ---------     --------       ----------       -----------     -----------
DECEMBER 31,1999 ............       636,950       637     5,809,794       29,049        5,446,877        (1,886,543)      3,590,020

Conversion of Preferred Stock      (274,700)     (274)      274,700        1,373           (1,099)                               --
Sale of Stock Series D ......        67,750        67                                     186,192                           186,259
Dividends Paid onx
   Preferred Stock ..........                                                                              (354,640)       (354,640)
Net Income (Loss) ...........                                                                                 4,263           4,263
                                    -------     -----     ---------     --------       ----------       -----------     -----------
DECEMBER 31,2000 ............       430,000     $ 430     6,084,494     $ 30,422       $5,631,970       $(2,236,920)    $ 3,425,902
                                    =======     =====     =========     ========       ==========       ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                             BLUE RIDGE ENERGY, INC.

                            STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                                                  2000              1999
-----------------------                                                                  ----              ----
                                                                                                       (AS RESTATED)
                                                                                                         (NOTE 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) .............................................................      $     4,263       $(1,085,175)
Adjustments to Reconcile Net Income to Net Cash Flow from Operating Activities:
   Depreciation, Depletion and Amortization ...................................          178,237           117,695
   Impairment. Dry Holes and Abandonment Losses ...............................          166,799         1,380,713
   Increase (Decrease) in Deferred Income Taxes ...............................            2,100            82,907
   Increase (Decrease) in Income Taxes Payable ................................               --             3,000
   (Increase) Decrease in Accounts Receivable .................................           28,473            17,416
   (Increase) Decrease in Prepaid Expenses ....................................         (129,048)               --
   Increase (Decrease) in Accounts Payable and Accrued Expenses ...............          (47,584)         (278,191)
   Increase (Decrease) in Drilling Advances ...................................          918,000                --
                                                                                     -----------       -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ..............................        1,121,240           238,365

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in Advances to Affiliate ..................................          610,149        (1,153,565)
(Increase) in Other Assets ....................................................           10,320            70,746
Purchase of Oil and Gas Properties and Equipment ..............................         (842,033)         (294,260)
                                                                                     -----------       -----------
NET CASH (USED) IN INVESTING ACTIVITIES .......................................         (221,564)       (1,377,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to Notes Payable ....................................................          188,675                --
Retirement of Long Term Debt ..................................................         (132,472)         (236,417)
Issuance of Common Stock ......................................................               --            12,500
Issuance of Preferred Stock ...................................................          186,259         1,341,258
Retirement of Stock ...........................................................               --           (15,000)
Dividends Paid ................................................................         (354,640)         (313,114)
                                                                                     -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .....................................         (112,178)          789,227
NET INCREASE (DECREASE) IN CASH ...............................................          787,498          (349,487)
                                                                                     -----------       -----------
CASH AT BEGINNING OF PERIOD ...................................................          131,465           480,952
CASH AT END OF PERIOD .........................................................      $   918,963       $   131,465
                                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid for Interest .....................................................      $    60,499       $    25,484
   Cash Paid for Federal Income Taxes .........................................      $        --       $        --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
Purchase of drilling rigs and equipment financed through long term debt of $614,484, reduction in other assets of $65,000 and reduction in advances to Blue Ridge Group of $1,190,000 in 1999 and
        $107,087 in 2000.......................................................      $   107,087       $ 1,869,484
Producing property acquisition through issuance of common
   stock warrants and reductions in advances to Blue Ridge Group
   and Limited Partnerships ...................................................      $        --       $ 1,925,164

   The accompanying notes are an integral part of these financial statements.

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

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

PRINCIPALS OF CONSOLIDATION

         The accompanying financial statements include the accounts of Blue Ridge Energy, Inc. and its investment in limited partnerships for which it acts as managing general partner. As such, the company has the sole and exclusive right and power to manage and control the partnership. The Company accounts for its investment in limited partnerships under the proportionate consolidation method. Under this method, the Company's financial statements include its pro-rata share of assets and liabilities and revenues and expenses, respectively, of the limited partnership in which it participates. All material inter-company accounts and transactions have been eliminated in consolidation.

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

OPERATION OF DRILLING RIGS

         The Company follows the percentage of completion method of accounting for its drilling operations. This accounting method allows for the periodic recognition of income as it is earned. Under this method, income under drilling contracts, expenses under drilling contracts, all direct costs, and appropriate portions of indirect costs related to contracts in progress are recognized as revenues and expenses based upon estimates of the percentage of work completed at the end of each reporting period.

WORKING INTERESTS

         Oil and gas revenue from working interests the Company owns are recognized at the point of sale.

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

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

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

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

OIL PRICE PER BBL                             2000                       1999
-----------------                             ----                       ----
Year 1                                     $    26.12                 $    25.60
Year 2                                          26.12                      25.60
Year 3                                          26.12                      25.60
Year 4                                          26.12                      25.60
Thereafter                                      26.12                      25.60
Maximum                                         26.12                      25.60

GAS PRICE PER MCF                             2000                       1999
-----------------                             ----                       ----
Year 1                                     $     5.82                 $     3.31
Year 2                                           5.82                       3.31
Year 3                                           5.82                       3.31
Year 4                                           5.82                       3.31
Thereafter                                       5.82                       3.31
Maximum                                          5.82                       3.31

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                            DECEMBER 31,2000 AND 1999

         Oil and gas expected future price estimates were based on prices at each year-end. Expected future prices were escalated if such prices were unusually low at year-end compared to historical averages. These prices were applied to production profiles of proved developed reserves at December 31, 2000 and 1999. The Company's price assumptions change based on current industry conditions and the Company's future plans.

         During 2000 and 1999, the Company recognized impairments, abandonments and dry holes of $166,799 and $1,380,713, respectively. The impairments were determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

EARNINGS PER COMMON SHARE

         The Company's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the years ended December 31, 2000 and 1999:

BASIC EPS COMPUTATION                                                    2000
---------------------                                                    ----
Net Income (Loss) ........................................            $   4,263
Less: Preferred Stock Dividends ..........................             (354,640)
                                                                      ---------
Loss Available to Common Stockholders ....................            $(350,377)
                                                                      =========

DATES                                        SHARES            FRACTION       WEIGHTED
OUTSTANDING                                OUTSTANDING         OF PERIOD   AVERAGE SHARES
-----------                                -----------         ---------   --------------
January 1-December 31 ................      5,809,794           100.0%       5,809,794
Conversion of Preferred Stock Jun.-Sep        274,700            37.5%         103,012
                                            ---------                       ----------
      Weighted Average Shares ........      6,084,494                        5,912,806
                                            =========                       ==========
Basic EPS (Loss) .....................                                      $    (0.06)
                                                                            ==========


BASIC EPS COMPUTATION-(AS RESTATED NOTE 10)                             1999
-------------------------------------------                             ----
Net Income (Loss) ........................................          $(1,085,175)
Less: Preferred Stock Dividends ..........................             (313,114)
                                                                    -----------
Loss Available to Common Stockholders ....................          $(1,398,289)
                                                                    ===========

DATES                                          SHARES       FRACTION       WEIGHTED
OUTSTANDING                                 OUTSTANDING     OF PERIOD   AVERAGE SHARES
-----------                                 -----------     ---------   --------------
January 1-December 31 .................      5,171,578       100.0%       5,171,578
Issuance of Common Stock ..............        250,000        25.0%          62,500
Conversion of Preferred Stock Feb.-July        393,216        57.0%         224,133
Repurchase of Common Stock Jan. 31 ....         (5,000)       92.0%          (4,600)
                                             ---------                   ----------
      Weighted Average Shares .........      5,809,794                    5,453,611
                                             =========                    =========
Basic EPS (Loss) ......................                                  $    (0.26)
                                                                         ==========

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

SUPPLEMENTAL EARNINGS PER SHARE DATA (AS RESTATED NOTE 10)

         The following supplemental information presents the Company's pro forma earnings per share assuming that all preferred stock was converted to common stock as of December 31, 2000 and 1999.

                                                                                      DECEMBER 31,
                                                                                      ------------
                                                                                 2000              1999
                                                                                 ----              ----
Net Income (as restated Note 9) .......................................      $     4,263       $(1,085,175)
Preferred stock dividends paid ........................................         (354,640)         (313,114)
Pro forma preferred stock dividends avoided ...........................          354,640          3313,114
                                                                             -----------       -----------
Pro forma Net Income available for common stockholders ................      $     4,263       $(1,085,175)
                                                                             ===========       ===========
Weighted average shares outstanding ...................................        5,912,806         5,453,611
Pro forma conversion of all preferred stock as of the beginning of year          533,938           636,950
                                                                             -----------       -----------
Pro forma weighted average shares outstanding
   assuming conversions of all preferred stock ........................        6,446,744         6,090,561
                                                                             ===========       ===========
Pro forma earnings (loss) per common share ............................      $      0.00       $     (0.18)
                                                                             ===========       ===========

         The preceding pro forma EPS disclosure in presented to enable the user of the financial statements to determine the effect of the conversion of potential common shares outstanding into common shares. Each share of the Series D Preferred Stock converts automatically into common stock two years from issuance or effective when a Securities Act Registration Statement for the common stock is filed with the SEC, whichever occurs first.

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

RESTATEMENT

         The financial statements for December 31, 1999 have been restated in order to reflect the issuance of common stock warrants for goods and services in accordance with generally accepted accounting principles. See Note 9 for further disclosures.

         Accordingly, the net income and earnings per share for 1999 as previously reported has been restated as follows:

                                                                          NET INCOME        EARNINGS PER SHARE
                                                                          ----------        ------------------
As previously reported ............................................      $   152,967              $(0.03)
Adjustment for valuation of common stock warrants using the
   Black Scholes option valuation method and the related impairment
   loss under SFAS 121 ............................................       (1,238,142)              (0.23)
                                                                         -----------              ------
As reported herein ................................................      $(1,085,175)             $(0.26)
                                                                         ===========              ======

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

2. AFFILIATED OIL AND GAS PARTNERSHIPS

         The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $2,706,569 and $4,634,089 during 2000 and 1999, respectively. The Company receives a management fee from the partnerships for its services in connection with the selection of the joint venture prospects and the initial operations of the joint venture. Management fees earned during the year ended December 31, 2000 and 1999 amounted to $87,481 and $244,739, respectively. In connection with the sponsorship of oil and gas partnerships, the Company is reimbursed by the partnerships for certain operating and overhead costs incurred on their behalf, including filing fees, legal fees, accounting fees, printing costs and other miscellaneous expenses. These reimbursements totaled $64,098 and $139,156 during the years ended December 31, 2000 and 1999, respectively, and are netted against marketing costs.

         Included in the Company's financial statements are contributions made to the various Company sponsored oil and gas partnerships. The Company has allocated, on a pro rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts. At December 31, 2000 and 1999, the various partnerships owed the Company $373,367 and $337,276, respectively, for amounts due the Company for turnkey drilling services, syndication fees and reimbursement of fees and expenses incurred on behalf of the partnerships. At year end 2000 and 1999, the Company had no liability to the partnerships for capital contributions.

         As of December 31, 2000, the Company had advanced the Blue Ridge Development Plus 2000 partnership $254,000. In addition, on December 31, 2000, the Company purchased a 25.5% interest in the Blue Ridge Development Plus 2000 partnership for $260,000. During 2000, the Company received advances from the Blue Ridge Energy Development Plus 2000 partnership as prepayment of drilling fees for services to be performed by the Company during 2001. At December 31, 2000, the amount of the advanced funds was $918,000.

3. RELATED PARTY TRANSACTIONS

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

         As of December 31, 2000, there are 6,084,494 shares of common stock issued and outstanding. A total of 3,126,893 shares are held by BR Group and the remainder of 2,957,601 shares are held by approximately 600 shareholders.

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

C. ADVANCES FROM/TO RELATED PARTIES

         During 1998, the Company agreed to participate with BR Group in the acquisition and development of oil and gas properties in the Appalachian Basin of Kentucky. The Company advanced $1,300,000, bearing interest at 12% per annum, to BR Group related to these acquisitions.

         During the years ended 2000 and 1999, the Company earned interest income under this arrangement of $1,957 and $27,153, respectively. During 1999, BR Group reduced this obligation through the sale of a drilling rig and ancillary equipment to the Company and performance of services in the drilling and completion of various oil and gas wells under the terms of turnkey drilling contracts. As of December 31, 1999, the balance had been reduced to $627,304. BR Group reduced this obligation to $ 711 by March 31, 2000 through the performance of additional services under the terms of turnkey drilling contracts and cash payments. Through continued transactions in the normal course of business. The Company's account receivable from Blue Ridge Group was $11,868 at December 31, 2000.

D. MANAGEMENT FEE ARRANGEMENTS

         BR Group provides various management, administrative, accounting and geological services for the Company at a rate of $20,000 per month which has been determined on a proportional basis because specific identification of expenses is not practical. Management believes that this cost allocation method of expenses is reasonable. Management of BR Energy is of the opinion that this management fee represents the fair market value of the services rendered. BR Energy also reimburses BR Group for marketing costs paid on its behalf which amounted to $176,540 in 1999 and $o in 2000. As of December 31, 2000 and 1999, approximately $0 was due and payable to BR Group under this arrangement.

E. TURNKEY DRILLING CONTRACTS

         The Company enters into turnkey drilling contracts with its privately sponsored oil and gas partnerships to drill oil and gas wells. The Company also enters into turnkey drilling contracts with BR Group to contract out the drilling and completion operations of all of its oil and gas wells. Both the Company and BR Group anticipate making a profit under these turnkey drilling contracts. During 2000 and 1999, BR Energy paid BR Group $1,606,339 and $3,616,100, respectively, for these turnkey drilling and completion services. See Footnote 2 for additional disclosure.

F. PURCHASE OF DRILLING EQUIPMENT FROM BR GROUP

         In March 1999, BR Energy purchased ancillary equipment to be used in association with drilling rig #4 from BR Group at a price of $415,000. In April 1999, BR Energy purchased drilling rig #2 with associated ancillary equipment from BR Group at a price of $750,000 and paid for these purchases through a reduction in its advances receivable from BR Group. During 2000, the company purchased additional ancillary drilling equipment from BR Group for $107,007.

G. MANAGEMENT OF DRILLING RIGS

         The Company contracts with BR Group to manage and operate the two drilling rigs it purchased in 1999. BR Group also manages two other rigs owned by other affiliates of BR Group. BR Group collects all drilling revenues and pays all expenses related to the drilling operations and accounts to BR Energy on a periodic basis for the net profits from operations for the two rigs owned by BR Energy. The Company reported revenues of $1,332,068 and $792,439 and costs of $1,102,936 and $709,308 from the operation of the drilling rigs for the years ended December 31, 2000 and 1999, respectively.

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

H. OTHER PROPERTY ACQUISITIONS

         The Company acquired certain oil and gas properties from its privately sponsored oil and gas partnerships through the issuance of 1,825,236 warrants to purchase common stock as more fully described in footnote 5, Property Acquisitions.

I. FEES TO BROKER DEALER

         The Company has an affiliated broker dealer, Ridgemont Securities, Inc., that raises the majority of its funds through private placement offerings for oil and gas wells and the issuance of preferred stock. The fees and expenses paid to Ridgemont Securities, Inc. by BR Energy and the oil and gas partnerships during 2000 and 1999 are as follows:

                                                   2000                  1999
                                                   ----                  ----
Commissions ........................            $  299,580            $1,088,138
Due Diligence Fees .................                    --                 4,349
Promotion Services .................                    --               200,000
Reimbursed Expenses ................                    --                80,780
                                                ----------            ----------
    Total ..........................            $  299,580            $1,412,411
                                                ==========            ==========

4. PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, consisted of the following at December 31, 2000 and 1999:

                                                                   2000              1999
                                                                   ----              ----
Proved Oil and Gas Properties ...........................      $ 1,235,976       $ 1,208,175
Wells in Progress .......................................          271,250                --
Undeveloped Oil and Gas Leases ..........................          269,199                --
Drilling Rigs and Related Equipment .....................        2,212,861         2,105,774
Furniture and Fixtures ..................................               --               364
                                                               -----------       -----------
                                                                 3,989,286         3,314,313
Less Accumulated Depletion, Depreciation and Amortization         (313,683)         (135,707)
                                                               -----------       -----------
                                                               $ 3,675,603       $ 3,178,606
                                                               ===========       ===========

         Depreciation, depletion and amortization expense was $178,237 and $178,237 during the years ended 2000 and 1999, respectively.

         During 2000 and 1999, the Company provided for abandonment and dry hole costs of $166,799 and $142,571. Abandonment losses represent the abandonment of an entire group of development wells in a common geological structure which ceased to be economically productive.

         The Company has pledged one of its drilling rigs and related equipment as collateral on the long term debt disclosed in Note 6.

         During February 2001, the Company restated its December 31, 1999 financial statements in order to comply with the accounting and disclosure requirements of SFAS 123 regarding the issuance of warrants for goods and services. This involved the valuation of warrants, issued for various oil and gas properties (Note 5), using the Black-Scholes option valuation model.

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

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

5. PROPERTY ACQUISITIONS

         In April 2000 BR Energy entered into a participation agreement for a 50% working interest position in a prospect located in Lawrence County Kentucky. As of December 31, 2000, BR Energy's cost in undeveloped acreage associated with this prosect totaled $25,000.

         In April 2000, BR Energy entered into a participation agreement for a 40% work interest position in the West Pebble Island Prospect located in Tyler County Texas. As of December 31, 2000 BR Energy's cost in undeveloped leasehold associated with this prospect totaled $106,300.

         During September 2000, Blue Ridge Energy, Inc. entered into a joint venture agreement to acquire an undivided 50% interest in a leasehold estate covering approximately 18,000 acres in Morgan County, Kentucky. The total cost to acquire this leasehold interest was $137,899. The majority of these leases expire in mid-2001 and will require additional rental payments to hold the property. All future lease rentals will be borne 50% by BR Energy.

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

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

         The Company has restated the 1999 financial statements to reflect the issuance of the aforementioned common stock warrants using the Black Scholes option valuation model. See note 9 for further discussion. Accordingly, the fair value attributed to these outstanding warrants has increased and the basis in these properties has increased as follows:

                                                            KEEGAN/GIBSON       SHERMAN COUNTY        HARLAN COUNTY
                                                            -------------       --------------        -------------
Basis as previously reported ..........................      $  67,394            $  96,400            $ 338,400
Adjustment to basis for FAS 123 fair value of warrants:        271,567              421,601              544,974
Recognition of Impairment Loss ........................       (271,567)            (421,601)            (544,974)
                                                             ---------            ---------            ---------
Basis as reported herein: .............................      $  67,394            $  96,400            $ 338,400
                                                             =========            =========            =========

Subsequent to the basis adjustment for FAS 123, the Company evaluated these properties for impairment in accordance with FAS 121, and recorded the following impairment losses:

                                                               KEEGAN/GIBSON      SHERMAN COUNTY     HARLAN COUNTY         TOTAL
                                                               -------------      --------------     -------------         -----
Impairment Loss as reported herein:......................        $  271,567        $   421,601        $  544,974       $   1,238,142
                                                                 ==========        ===========        ==========       =============


         D. During 1999, the Company acquired two Ingersoll Rand drilling rigs and ancillary equipment at a cost of $2,105,774. These drilling rigs and equipment were purchased through the reduction of advances to Blue Ridge Group by $1,190,000, the issuance of long-term debt for $614,484 and the remainder of the purchase price, $301,290, being paid in cash.

6. LONG-TERM DEBT

         During April 1999, the Company purchased a drilling rig and related equipment with a cash down payment of $245,000 and the balance of $614,484 financed over five years. The terms of the financing agreements requires monthly payments of $12,631 at interest rates ranging from 7.7% to 8.75%. These obligations are secured by a drilling rig and related equipment costing
$656,486 and $230,150, respectively (See Note 3).

         In November and December 2000, the Company formed an investment group to provide financing for the acquisition of an undivided 50% working interest in 18,000 acres in Mogan County, Kentucky. The participants to the agreement provided $146,000 in direct financing through 12% unsecured notes due in one year. Interest is due and payable monthly. The participants will receive a pro rata 1% Carried Working Interest in every well drilled on the subject propery.

         The aggregate amount of required payments over the next five years as of December 31, 2000 are as follows:

   2001 .........................................................       $315,092
   2002 .........................................................        156,064
   2003 .........................................................        151,564
   2004 .........................................................         37,891
                                                                         -------
                                                                         660,611
Less-amount representing interest ...............................         75,666
                                                                         -------
Principal balance at December 31, 2000 ..........................       $584,945
                                                                        ========

7. INCOME TAXES

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

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

                                                                                 2000           1999
                                                                                 ----           ----
Expected Tax Provision (Benefit) .......................................      $  2,482       $(359,736)
Non-Deductible Impairment Losses .......................................            --         445,643
Effect of Progressive Tax Rates ........................................          (382)             --
                                                                              ---------      ---------
Tax Provision (Benefit) ................................................      $  2,100       $  85,907
                                                                              =========      =========

The tax effect of significant temporary differences representing the net deferred tax liability at December 31, were as follows:

                                                                                 2000           1999
                                                                                 ----           ----
Net Operating Loss Carryforward ........................................     $ (322,440)     $ (12,000)
Intangible Drilling Costs ..............................................        272,840        162,139
Depletion, Depreciation and Amortization ...............................        201,430             --
                                                                              ---------      ---------
Net Deferred Tax Liability .............................................      $ 151,830      $ 150,139
                                                                              =========      =========

Income Tax Expense (Benefit) consists of the following components:

                                                                                 2000           1999
                                                                                 ----           ----
Currently Payable (Refundable):
    Federal Income Tax .................................................      $      --      $      --
    State Income Tax ...................................................             --          3,000
                                                                              ---------      ---------
                                                                                                 3,000
Deferred Provision (Credit) ............................................          2,100         82,907
                                                                              ---------      ---------
Total Tax Expense (Benefit) ............................................      $   2,100      $  85,907
                                                                              =========      =========

         At December 31, 2000, the Company had a net operating loss carry forward of approximately $950,000 to offset future taxable income. This net operating loss carry forward will expire in 2020 unless utilized sooner.

8. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         The Company has agreed to automatically convert all shares of preferred stock outstanding effective when a Securities Act Registration Statement for the Company's common stock is filed with the SEC, or two years from issuance, whichever comes first.

CONTINGENCIES

         The Company's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, the Company maintains general liability insurance coverage of approximately $10 million per occurrence and in the aggregate. The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations. As of December 31, 2000, the Company had no significant customers or suppliers , other than Blue Ridge Group, which could have a significant adverse effect on the Company's operations. The Company conducts its banking relations with two local financial institutions and does not anticipate any significant problems with future credit extensions. A significant amount of the Company's operating funds are maintained in two local banks insured by the FDIC.

9. STOCKHOLDERS' EQUITY

         The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. The total number of shares of stock which the Company initially had the authority to issue was 20,000,000 shares being designated as common stock. As of December 31, 2000, the Company was authorized to issue 25,000,000 shares of stock, 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

COMMON STOCK AND WARRANTS

         During February 1998, the Company granted warrants to its majority shareholder, Blue Ridge Group, Inc. to purchase an additional 5,000,000 shares of restricted common stock at $0.05 per share bringing the total warrants held by Blue Ridge Group to 6,800,000. The effective term of these warrants is from March 31, 1998 through March 31, 2003.

         During 1998, the Company's majority shareholder, Blue Ridge Group, Inc. exercised warrants to purchase 2,800,000 shares of the Company's common stock at $0.05 per share, or $140,000. Subsequently, Blue Ridge Group, Inc. distributed 890,427 of these shares to investors in several of its partnerships. A table at the end of this footnote discloses additional warrants issued and to be issued as of December 31, 2000.

         As of December 31, 2000, Blue Ridge Group owned warrants to purchase 4,000,000 shares of the Company's common stock at $0.05 per share. The warrants expire March 31, 2003.

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

         In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the existing holders of Series C Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, but subordinate to the liquidation preference of the Series A Stock and the Series B Stock, the amount of $6.00 per share plus all unpaid dividends on such share of each share of Series C Stock then held by the shareholder. At December 31, 2000 and 1999, there were -0- shares of Series C Stock issued and outstanding.

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

         In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the existing holders of Series D Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock, but subordinate to the liquidation preference of the Series C Stock, the amount of $5.00 per share plus all unpaid dividends on such share of each share of Series D Stock then held by the shareholder.

         At December 31, 2000 and 1999, there were 430,000 and 636,950 shares of Series D Stock issued and outstanding, respectively. The total amount received from the sale of this stock was $3,523,500, less expenses paid of $930,250.

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

         A summary of the common and preferred stock account at December 31,2000 is as follows:

                                  SHARES                      PAR VALUE             ADDITIONAL
                                  ------                      ---------              PAID IN
                        AUTHORIZED        ISSUED       PER SHARE       TOTAL         CAPITAL
                        ----------        ------       ---------       -----         -------
Common ...........      20,000,000       6,084,494      $0.005      $   30,422      $1,810,320
Preferred Series D       1,000,000         430,000      $0.001             430       3,821,650

COMMON STOCK WARRANTS

         The following table discloses warrants issued or to be issued as of December 31, 2000:

TITLE OF                            AGGREGATE AMOUNT                DATE FROM                PRICE AT                  ISSUED
ISSUE OF                             OF SECURITIES               WHICH WARRANTS           WHICH WARRANTS                 IN
SECURITIES                       CALLED FOR BY WARRANTS          ARE EXERCISABLE          ARE EXERCISABLE          CONNECTION WITH
----------                       ----------------------          ---------------          ---------------          ---------------
WARRANTS ISSUED (1)

Series D Preferred                       267,700                  May 31, 1998           $1.00 for 1 share
Stock Warrants ....                     Warrants                     through                  of BREY                 Series D
                                                                  May 31, 2003             Common Stock            Preferred Stock

Series D2 Preferred                      429,900                  June 8, 2000           $1.00 for 1 share
Stock Warrants ....                     Warrants                     through                  of BREY                 Series D2
                                                                  May 31, 2004             Common Stock            Preferred Stock

Series E ..........                      632,133                 January 1, 2000         $3.00 for 1 share        Sale of units in
Stock Warrants ....                     Warrants                     through                  of BREY               1998 Year End
                                                                 January 1, 2004           Common Stock           Drilling Program

Series F ..........                      335,728                 March 27, 2000          $3.00 for 1 share       Exchange for proved
Stock Warrants ....                     Warrants                     through                  of BREY              properties from
                                                                 March 27, 2005            Common Stock          Paluxy Partnership

Series F ..........                      521,208                 March 27, 2000          $3.00 for 1 share       Exchange for proved
Stock Warrants ....                     Warrants                     through                  of BREY              properties from
                                                                 March 27, 2005            Common Stock             Sherman Moore

Series G ..........                      600,000                 November, 2000          $3.00 for 1 share       Exchange for proved
Stock Warrants ....                     Warrants                     through                  of BREY              properties from
                                                                  October, 2002            Common Stock           Cumberland Gap 10
                                                                                                                     Partnership

Series G ..........                      368,300                 November, 2000          $3.00 for 1 share       Exchange for proved
Stock Warrants ....                     Warrants                     through                  of BREY              properties from
                                                                  October, 2002            Common Stock          Harlan Cnty Ptnshp

Series G ..........                       82,500                 November, 2000          $3.00 for 1 share          Sale of units
Stock Warrants ....                     Warrants                     through                  of BREY               in Mid South
                                                                  October, 2002            Common Stock              Partnership

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

WARRANTS TO BE ISSUED (2)

Series G             438,262       November, 2000        $3.00 for 1 share      Sale of units in
Stock Warrants      Warrants           through                of BREY            B. U. Ranch #1
                                    October, 2002          Common Stock            Partnership

Series H             190,000        January 2002         During 2002 $4.00      Sale of units in
Stock Warrants       Warrants         through            During 2003 $5.00      Blue Ridge Development
                                    January 2005         During 2004 $6.00      Plus 2000 Partnership
                                                         for 1 share of
                                                         BREY Common Stock


Notes: (1) These Warrants have not been registered with the SEC and accordingly, are restricted as to sale under Rule 144.

       (2) As of December 31, 2000, BR Energy had committed to issue common stock warrants to these noted partnerships.

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

         The following table provides the information as previously reported and subsequently restated for SFAS 123:

                                                                                  1999
                                                                                  ----
         Net income as previously reported ............................      $     152,967
         Adjustment for recording warrants at fair value and subsequent
             impairment of these properties ...........................      $  (1,238,142)
                                                                             -------------
         Net loss as reported herein ..................................        $(1,085,175)
                                                                             =============
         Net loss per common share:
             As previously reported ...................................      $       (0.03)
                                                                             -------------
         As reported herein ...........................................      $       (0.26)
                                                                             =============

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

         A summary of warrant activity for 2000 and 1999 has been presented previously in written format within this footnote.

         As of December 31, 2000, approximately 1,825,236 of these warrants were outstanding and exercisable. The weighted average exercise price for these warrants was $3 at December 31, 2000.

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

         The following table summarizes information concerning these outstanding warrants as of December 31, 2000:

                                                                       WEIGHTED
              RANGE OF                      NUMBER                 AVERAGE REMAINING               WEIGHTED AVERAGE
           EXERCISE PRICE                 OUTSTANDING              CONTRACTUAL LIFE                 EXERCISE PRICE
                 $3                        1,825,236                   2.97 years                          $3


10. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING PROPERTIES (UNAUDITED)

Costs incurred in oil and gas acquisition, exploration and development activities:

                                                           2000            1999
                                                           ----            ----
Acquisition of properties
         -Proved .................................      $       --      $1,867,194
         -Unproved ...............................         294,199              --
Exploration costs ................................              --              --
Development costs ................................          32,000         294,260
Company's share of equity method investee costs of
property acquisition exploration and development .         306,676          57,970
                                                        ----------      ----------
                                                        $  632,875      $2,219,424
                                                        ----------      ==========

Results of Operations for Oil and Gas Producing Activities for the Years ended December 31, 2000 and 1999:

                                                                       (UNAUDITED)       (UNAUDITED)
                                                                       -----------       -----------
                                                                           2000              1999
                                                                           ----              ----
Oil and gas sales ...............................................      $   162,130       $    60,226
Gain on sale of oil and gas leases ..............................               --                --
Production costs ................................................          (47,224)          (17,741)
Exploration expenses ............................................         (166,799)         (142,571)
Depreciation, depletion, and amortization and valuation provision          (34,191)       (1,247,414)
                                                                       -----------       -----------
                                                                           (86,084)       (1,347,500)
Income tax credit ...............................................           29,268            37,182
                                                                       -----------       -----------
Results of operations for oil and gas producing activities
    (excluding corporate overhead and financing cost) ...........      $   (56,816)      $(1,310,318)
                                                                       ===========       ===========

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

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

                                                   OIL (BBLS)         GAS (MCF)
Reserves-December 31, 1998 .............              34,959             30,850
Revisions ..............................             (14,397)           (12,850)
Purchase of minerals in place ..........               3,564            226,861
Extensions .............................                  --            303,843
Production .............................              (2,552)            (4,115)
                                                   ---------          ---------
Reserves-December 31, 1999 .............              21,574            544,589
Revisions ..............................               8,116            (57,829)
Purchase of minerals in place ..........                  --                 --
Extensions .............................                  85            572,957
Production .............................              (2,381)           (20,895)
                                                   ---------          ---------
Reserves-December 31,2000 ..............              27,394          1,038,822
                                                   =========          =========


Proved Developed Reserves

    December 31, 1998 ..................              34,959             30,850
                                                   ---------          ---------
    December 31, 1999 ..................              21,574            544,589
                                                   ---------          ---------
    December 31, 2000 ..................              27,394            691,324
                                                   ---------          ---------

                             BLUE RIDGE ENERGY, INC.

                   NOTES TO FINANCIAL STATEMENTS (AS RESTATED)

                           DECEMBER 31, 2000 AND 1999

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS 69:

                                                                          DECEMBER 31,     DECEMBER 31,
                                                                              2000             1999
                                                                              ----             ----
Future cash inflows ................................................      $ 6,535,775      $ 2,216,249
Future development costs ...........................................         (194,751)         (19,663)
Future production costs ............................................       (1,878,637)        (750,272)
Future income taxes ................................................       (1,114,950)        (189,529)
                                                                          -----------      -----------
Future net cash flows ..............................................        3,347,437        1,256,785
   10% annual discount for estimated timing of cash flow ...........       (1,699,724)        (609,961)
                                                                          -----------      -----------
Standardized measure of discounted future net cash flows ...........      $ 1,647,713      $   646,824
                                                                          ===========      ===========
Changes in Standardized Measure of Discounted
   Future Net Cash Flows:

Standardized measure of discounted future net cash flows (beginning)      $   646,824      $   180,412
Sales of oil and gas, net of production costs ......................         (114,906)         (42,485)
Net changes in price and production costs ..........................        1,022,992          207,716
Revisions of previous quantity estimates ...........................          (33,868)         (89,388)
Change in future income taxes ......................................         (925,421)        (181,110)
Accretion of discount ..............................................       (1,089,763)        (507,125)
Extensions and discoveries less related costs ......................        2,141,855          812,656
Purchases and sales of minerals in place ...........................               --          266,148
                                                                          -----------      -----------
Standardized measure of discounted future net cash flows (ending) ..      $ 1,647,713      $   646,824
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

                           DECEMBER 31, 2000 AND 1999

13. FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

         The Company's operating activities can be divided into three major segments: turnkey drilling services for Company sponsored partnerships, contract drilling services and the operation of oil and gas properties. The Company earns income from drilling oil and gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in providing contract drilling services for its limited partnerships and third parties. The Company charges Company sponsored partnerships and other third parties competitive industry rates for well operations and drilling services. Segment information for the years ended December 31, 2000 and 1999 is as follows:

                                                                                    DECEMBER 31,      DECEMBER 31,
                                                                                        2000              1999
                                                                                        ----              ----
SEGMENT REVENUES:
   Turnkey Revenue and Related Partnership Fees ..............................      $ 2,794,050       $ 5,017,984
   Contract Drilling Services ................................................        1,332,068           792,439
   Oil and Gas Sales .........................................................          162,130            60,226
   Unallocated Amounts (1) ...................................................            1,957            27,153
                                                                                    -----------       -----------
   Total Revenues ............................................................      $ 4,290,205       $ 5,897,802
                                                                                    ===========       ===========

        (1) Interest income is not allocated in assessing segment performance

SEGMENT INCOME / LOSS BEFORE INCOME TAXES:
   Turnkey Income and Related Partnership Fees ...............................      $   596,311       $   583,144
   Contract Drilling Services ................................................           85,086           (25,239)
   Oil and Gas Production ....................................................           80,715            33,160
   Unallocated Amounts:
        General and Administrative ...........................................         (697,207)         (353,860)
        Interest Income (Expense), net .......................................          (58,542)            1,669
        Impairment Loss ......................................................               --        (1,238,142)
                                                                                    -----------       -----------
   Total Income (Loss) .......................................................      $     6,363       $  (999,268)
                                                                                    ===========       ===========

SEGMENT ASSETS:
   Turnkey Drilling Operations ...............................................      $   484,615       $ 1,049,665
   Contract Drilling Rig Operations ..........................................        1,994,116         1,995,703
   Oil and Gas Production Operations .........................................        1,760,425         1,182,903
   Unallocated Amounts
        Cash .................................................................          918,963           131,465
                                                                                    -----------       -----------
   Total Assets ..............................................................      $ 5,158,119       $ 4,359,736
                                                                                    ===========       ===========

EXPENDITURES FOR SEGMENT LONG-LIVED ASSETS
   Turnkey Operations ........................................................      $        --       $        --
   Contract Drilling Services ................................................          107,087         2,105,774
   Oil and Gas Production Operations .........................................          632,875           744,992
                                                                                    -----------       -----------
   Total Expenditures ........................................................      $   739,962       $ 2,850,766
                                                                                    ===========       ===========