Form 10KSB40/A
period 2000-12-31
BLUE RIDGE ENERGY INC
filed 2001-04-09
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                AMENDMENT #1 TO


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


DEVELOPED AND UNDEVELOPED ACREAGE
GEOGRAPHIC AREA                                              DEVELOPED ACREAGE              UNDEVELOPED ACREAGE
---------------                                              -----------------              -------------------
                                                        GROSS ACRES     NET ACRES       GROSS ACRES       NET ACRES
                                                        -----------     ---------       -----------       ---------
New Mexico.......................................             80.00           53.60             0.00            0.00
Texas............................................            863.78           33.03           332.00          133.00
Kentucky.........................................            700.00           99.40        40,587.00       23,143.00
West Virginia....................................            120.00            8.24         2,520.00        2,142.00
                                                        -----------    ------------    -------------    ------------
     Totals......................................           1763.78          194.27        43,439.00       25,418.00
                                                        ===========    ============    =============    ============



PRODUCTIVE WELLS         GROSS WELLS                     NET WELLS                     RESERVES
                   ------------------------      ------------------------      ------------------------
GEOGRAPHIC AREA       OIL            GAS            OIL            GAS            OIL            GAS
---------------       ---            ---            ---            ---            ---            ---
New Mexico ..           1.00           0.00           0.67           0.00         10,537         13,000
Texas .......           1.00           1.00           0.80           0.01         16,857         31,000
Kentucky ....           0.00          30.00           0.00           6.52              0        926,301
West Virginia           0.00           6.00           0.00           1.81              0         68,521
                   ---------      ---------      ---------      ---------      ---------      ---------
      Totals            2.00          37.00           1.47           8.34         27,394      1,038,822
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

DIRECTORS AND EXECUTIVE OFFICERS


NAME                    AGE     POSITION(S) WITH BR ENERGY
----                    ---     --------------------------
Robert D. Burr          55      Chairman of the Board of BR Energy
Edward L. Stillie       56      Director of BR Energy, President & Chief Executive Officer
James T. Cook, Jr       48      Director of BR Energy, Senior Vice President-Finance and Chief Financial Officer
Harry Peters            57      Director of BR Energy, Senior Vice President-Sales and Marketing
Gregory B. Shea         38      Director of BR Energy, Senior Vice President-Operations
Russell L. Vera         38      Director of BR Energy, Senior Vice President-Exploration and Development



         ROBERT D. BURR, age 55, Bowling Green, Kentucky, has been Chairman of the Board, of BR Energy since May, 1996. He resigned as President and Chief Executive Officer on March 1, 2000. A native of Port Arthur, Texas, Mr. Burr attended McNeese State College, Lake Charles, Louisiana. He has been active for over 25 years in the oil and gas business with a myriad of companies. He has been the Chairman of the Board, President and Chief Executive Officer of BR Group, since August 1993.


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

The table below sets forth the beneficial stock ownership of all directors and officers of BR Energy as of December 31, 2000.


                                               NAME AND ADDRESS                    AMOUNT AND NATURE
TITLE OF CLASS                               OF BENEFICIAL OWNER                  OF BENEFICIAL OWNER       PERCENT OF CLASS
--------------                               -------------------                  -------------------       ----------------
 Common stock                             Robert D. Burr, Chairman                   7,126,893(1)                 70.8%
                                            of the Board

 Common stock                             All Directors and Officers                 7,126,893                    70.8%
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

Date: April 9, 2001


By:        /s/ JAMES T. COOK, JR.
-----------------------------------------------
               James T. Cook, Jr.
  Director, Senior Vice President-Finance and
            Chief Financial Officer



EXHIBITS PREVIOUSLY FILED WITH 10-KSB ON 3/30/01


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
                                                                                ===========       ===========



    The accompanying notes are an integral part of these financial statements

                             BLUE RIDGE ENERGY, INC.

                              STATEMENTS OF INCOME


YEAR ENDED DECEMBER 31,                                      2000              1999
-----------------------                                      ----              ----
                                                                           (AS RESTATED)
                                                                             (NOTE 9)
OPERATING REVENUES (Note 2 and 3):
Turnkey Contract Sales ............................      $ 2,706,569       $ 4,634,089
Management Fees ...................................           87,481           244,739
Contract Drilling Sales ...........................        1,332,068           792,439
Oil and Gas Sales .................................          162,130            60,226
                                                         -----------       -----------
      Total Operating Revenues ....................        4,288,248         5,731,493

OPERATING COSTS AND OTHER EXPENSES (Notes 2 and 3):
Turnkey Contract Costs ............................        2,009,641         3,616,100
Lease Operating Expenses ..........................           47,224            17,741
Cost of Contract Drilling .........................        1,102,936           709,308
Abandonment and Dry Hole Costs ....................          166,799           142,571
Impairment of Oil and Gas Properties (Note 5) .....               --         1,238,142
Depreciation, Depletion and Amortization ..........          178,237           117,695
Marketing Costs (Note 3) ..........................           21,299           537,013
General and Administrative Costs ..................          697,207           353,860
                                                         -----------       -----------
      Total Operating Costs .......................        4,223,343         6,732,430
                                                         -----------       -----------

OPERATING INCOME (LOSS) ...........................           64,905        (1,000,937)

OTHER INCOME (EXPENSE):
Interest Income (Note 3) ..........................            1,957            27,153
Interest Expense ..................................          (60,499)          (25,484)
Other .............................................               --                --
                                                         -----------       -----------
      Total Other Income (Expense) ................          (58,542)            1,669
                                                         -----------       -----------

INCOME (LOSS) BEFORE TAXES ........................            6,363          (999,268)
Income Tax Provision (Note 7) .....................           (2,100)           85,907
                                                         -----------       -----------
NET INCOME (LOSS) .................................      $     4,263       $(1,085,175)
                                                         ===========       ===========

EARNINGS/(LOSS) PER COMMON SHARE (Note 1):
Basic .............................................      $     (0.06)      $     (0.26)
                                                         -----------       -----------
Diluted ...........................................      $     (0.06)      $     (0.26)
                                                         -----------       -----------
Weighted Average Common Shares Outstanding ........        5,912,806         5,453,611
                                                         -----------       -----------





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