Form 10QSB
period 2001-03-31
BLUE RIDGE ENERGY INC
filed 2001-05-08
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                     MARCH 31, 2001
                               ----------------------------------

         Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ______________

                             BLUE RIDGE ENERGY, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

           NEVADA                                       61-1306702
-------------------------------                      -------------------
(State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                      Identification No.)

              632 ADAMS STREET, SUITE 710, BOWLING GREEN, KY 42101
--------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (270) 842-2421
--------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes  X     No
    ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,085,244

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
      FINANCIAL STATEMENTS OF REGISTRANT

         INDEX                                                           NUMBER

         Condensed Balance Sheets (Unaudited) as of March 31, 2001
                  and December 31, 2000.                                  2-3
         Condensed Statements of Income (Unaudited) for the three
                  months ended March 31, 2001 and 2000.                     4
         Condensed Statements of Cash Flows (Unaudited) for the three
                  months ended March 31, 2001 and 2000.                     5
         Notes to Condensed Financial Statements (Unaudited)             6-12
         Report of Review by  Independent Accountants                      13

The condensed financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-KSB of the Registrant for its fiscal year ended December 31, 2000.

The condensed financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS            14-17

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 17
ITEM 2.  CHANGES IN SECURITIES                                             17
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               17
ITEM 5.  OTHER INFORMATION                                                 17
ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                  17
SIGNATURES                                                                 18

                             BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                               MARCH 31,            DECEMBER 31,
                                                                                 2001                   2000
ASSETS                                                                      --------------         -------------
------
CURRENT ASSETS:
Cash                                                                          $    295,028           $   918,963
Accounts Receivable:
   Managed Limited Partnerships                                                     29,881               278,390
   Trade and Other                                                                  42,240                 9,302
   Advances to Related Parties                                                     111,737                17,155
Prepaid Expenses                                                                    77,545               129,048
                                                                              ------------           -----------

         TOTAL CURRENT ASSETS                                                      556,431             1,352,858

PROPERTY AND EQUIPMENT, NET                                                      3,794,432             3,770,580

OTHER ASSETS, NET                                                                      490                   490
                                                                              ------------           -----------

TOTAL ASSETS                                                                   $ 4,351,353           $ 5,123,928
                                                                              ============           ===========



    The accompanying notes are an integral part of these financial statements

                             BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                MARCH 31,           DECEMBER 31,
                                                                                  2001                  2000
                                                                              ------------          ------------
LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------

CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities                                      $     52,499          $     43,251
Drilling Advances                                                                  450,000               918,000
Current Portion Long Term Debt                                                     287,314               287,314
                                                                              ------------          ------------
         TOTAL CURRENT LIABILITIES                                                 789,813             1,248,565

LONG TERM DEBT                                                                     271,615               297,631
DEFERRED INCOME TAX LIABILITY                                                       75,906               151,830
                                                                             --------------         ------------
         TOTAL LIABILITIES                                                       1,137,334             1,698,026

COMMITMENTS AND CONTINGENCIES                                                        ---                    ---

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 429,250 and
    430,000 shares issued and outstanding at March 31, 2001 and December 31,
    2000, respectively (liquidation preference of $2,146,250 at March 31, 2001
    and $2,150,000 at December 31, 2000)                                               429                   430
Common Stock, $0.005 par value; 20,000,000
    shares authorized; 6,085,244 and 6,084,494 shares
    issued and outstanding at  March 31, 2001
    and December 31, 2000, respectively                                             30,426                30,422
Additional Paid-In Capital                                                       5,631,967             5,631,970
Accumulated Deficit                                                             (2,448,803)           (2,236,920)
                                                                              ------------           -----------
         TOTAL STOCKHOLDERS' EQUITY                                              3,214,019             3,425,902
                                                                              ------------           -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                           $ 4,351,353           $ 5,123,928
                                                                               ===========           ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
OPERATING REVENUES:                                                                   2001                2000
                                                                                 -------------     -------------
Turnkey Contract Sales                                                             $   468,000         $ 860,612
Management Fees                                                                          ---              41,695
Contract Drilling Services                                                             319,513           302,723
Oil and Gas Sales                                                                       75,617            68,845
                                                                                 -------------     -------------
         Total Operating Revenues                                                      863,130         1,273,875

OPERATING COSTS AND
    OTHER EXPENSES:
Turnkey Contract Costs                                                                 303,571           693,478
Drilling Services Costs                                                                342,876           266,136
Lease Operating Costs                                                                   24,975            13,525
Depreciation, Depletion
   and Amortization                                                                     36,000            36,000
Marketing Costs                                                                         86,187            20,730
General and Administrative Costs                                                       281,553            86,192
                                                                                 -------------     -------------
         Total Operating Costs                                                       1,075,162         1,116,061
                                                                                 -------------     -------------

OPERATING INCOME (LOSS)                                                               (212,032)          157,814

OTHER INCOME (EXPENSE):
Interest Income (Expense)                                                              (11,275)           (9,335)
                                                                                 -------------     -------------
         Total Other Income                                                            (11,275)           (9,335)
                                                                                 -------------     -------------

INCOME (LOSS) BEFORE TAXES                                                            (223,307)          148,479
Income Tax Provision                                                                    75,924           (48,998)
                                                                                 -------------     -------------
NET INCOME (LOSS)                                                                  $  (147,383)        $  99,481
                                                                                ==============     =============

EARNINGS (LOSS) PER
COMMON SHARE:
     Basic                                                                         $    (0.03)         $   (0.01)
                                                                                   ==========          =========
     Diluted                                                                       $    (0.03)         $   (0.01)
                                                                                   ==========          =========

Weighted Average Common
         Shares Outstanding                                                         6,084,869          5,809,794
                                                                                   ==========          =========


                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            2001           2000
                                                                                       -------------  -------------
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Income (Loss)                                                                      $  (147,383)   $      99,481
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
  Depreciation, Depletion and Amortization                                                  36,000           36,000
  Increase (Decrease) in Deferred Taxes                                                    (75,924)          48,998
  Decrease (Increase) in Accounts Receivable                                               215,571         (693,295)
  Decrease in Drilling Advances                                                           (468,000)            ---
  Increase (Decrease) in Accounts Payable
       and Accrued Liabilities                                                               9,248          (56,723)
                                                                                       -------------  -------------
NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES                                                                      (430,488)        (565,539)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Decrease (Increase) in Advances to Affiliate                                               (94,582)         626,593
Decrease (Increase)  in Prepaid Expenses                                                    51,503           (9,726)
Purchase of Oil and Gas Properties                                                         (59,852)         (44,525)
                                                                                       -------------  -------------
NET CASH PROVIDED (USED)BY
  INVESTING ACTIVITIES                                                                    (102,931)         572,342

CASH FLOWS FROM
FINANCING ACTIVITIES:
Retirements of Long Term Debt                                                              (26,016)         (56,883)
Issuance of Preferred Stock                                                                   ---           279,850
Payments of Preferred Stock Dividends                                                      (64,500)        (155,450)
                                                                                       -------------  -------------
NET CASH PROVIDED (USED)
    BY FINANCING ACTIVITIES                                                                (90,516)          67,517
                                                                                       -------------  -------------
NET INCREASE (DECREASE) IN CASH                                                           (623,935)          74,320
CASH AT BEGINNING OF PERIOD                                                                918,963          131,465
                                                                                       -------------  -------------
CASH AT END OF PERIOD                                                                  $   295,028    $     205,785
                                                                                       =============  =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest                                                                 $    11,275    $      11,250
                                                                                       =============  =============
Cash Paid for Income Taxes                                                             $       ---    $         ---
                                                                                       =============  =============


                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2001 AND 2000

         1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         Blue Ridge Energy, Inc., (the Company), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name of the Company to Blue Ridge Energy, Inc. in May, 1996. The Company has offices at 632 Adams Street, Suite 710, Bowling Green, Kentucky, 42101. The Company is engaged in the oil and gas business; primarily in Texas, Kentucky, New Mexico and West Virginia. The Company sponsors oil and gas drilling partnerships through which it raises money for the drilling of oil and gas wells and participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. The Company also owns two drilling rigs. These rigs are used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. The rigs are operated on behalf of the Company by an affiliate, Blue Ridge Group, Inc. The Company also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. These acquisitions are funded by a combination of the profits earned from sponsoring oil and gas drilling programs, the profit earned from contract drilling services, revenues from oil and gas sales and from the proceeds of private offerings of preferred stock. The Company intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs, and as an independent producer of oil and gas.

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

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2001 AND 2000

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

         PROPERTY AND EQUIPMENT

         Property and equipment (other than oil and gas) are stated at cost. Depreciation is recognized on the straight line method, after considering salvage value, over the estimated useful lives of the assets as follows:

                                                             LIVES (YEARS)
                                                             -------------

          Machinery and Equipment............................     10

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

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2001 AND 2000


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

         EARNINGS PER COMMON SHARE

         The Company's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the three months ended March 31, 2001 and 2000:


    BASIC EPS COMPUTATION                                                                                  2001
                                                                                                           ----
    Net Income (Loss)...........................................................................     $     (147,383)
    Less: Preferred Stock Dividends.............................................................            (64,500)
                                                                                                     --------------
    Loss Available to Common Stockholders.......................................................     $     (211,883)
                                                                                                     ==============

    DATES                                                                       SHARES         FRACTION       WEIGHTED
    OUTSTANDING                                                               OUTSTANDING      OF PERIOD   AVERAGE SHARES
    -----------                                                               -----------      ---------   --------------
    January 1-March  31...................................................        6,084,494     100.0%        6,084,494
    Conversion of Preferred Stock.........................................              750      50.0%              375
                                                                                  ---------                   ---------
                                                                                  6,085,244

    Weighted Average Shares...............................................                                    6,084,869
                                                                                                              =========
    Basic EPS (Loss)......................................................                                    $   (0.03)
                                                                                                              =========

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2001 AND 2000


  BASIC EPS COMPUTATION-                                                                                        2000
  ----------------------                                                                                        ----
    Net Income (Loss)...............................................................................    $        99,481
    Less: Preferred Stock Dividends.................................................................           (155,450)
                                                                                                        ---------------
    Loss Available to Common Stockholders...........................................................    $       (55,969)
                                                                                                        ===============

    DATES                                                                       SHARES         FRACTION       WEIGHTED
    OUTSTANDING                                                               OUTSTANDING      OF PERIOD   AVERAGE SHARES
    -----------                                                               -----------      ---------   --------------

    January 1-March 31....................................................        5,809,794      100.0%       5,809,794
                                                                               ------------
                                                                                  5,809,794
                                                                               ============
    Weighted Average Shares...............................................                                    5,809,794
                                                                                                        ---------------
    Basic EPS (Loss)......................................................                              $         (0.01)
                                                                                                        ---------------

    SUPPLEMENTAL EARNINGS PER SHARE DATA

         The following supplemental information presents the Company's pro forma earnings per share assuming that all preferred stock was converted to common stock as of March 31, 2001 and 2000.


                                                                                            MARCH 31,         MARCH 31,
                                                                                              2001              2000
                                                                                              ----              ----

    Net Income (Loss)...............................................................    $     (147,383)   $       99,481
    Preferred stock dividends paid .................................................           (64,500)         (155,450)
    Pro forma preferred stock dividends avoided ....................................            64,500           155,450
                                                                                        --------------    --------------
    Pro forma Net Income available for common stockholders..........................    $     (147,383)   $       99,481
                                                                                        ==============    ==============
    Weighted average shares outstanding ............................................         6,084,494         5,809,794
    Pro forma conversion of all preferred stock as of the
     beginning of year..............................................................           430,000           636,950
                                                                                        --------------    --------------
    Pro forma weighted average shares outstanding
     assuming conversions of all preferred stock ...................................         6,514,494         6,446,744
                                                                                        ==============    ==============
    Pro forma earnings (loss) per common share .....................................    $        (0.02)   $         0.02
                                                                                        ==============    ==============

          The preceding pro forma EPS disclosure is presented to enable the user of the financial statements to determine the effect of the conversion of preferred shares outstanding into potential common shares. Each share of the Series D Preferred Stock converts automatically into common stock two years from issuance or effective when a Securities Act Registration Statement for the common stock is filed with the SEC, whichever occurs first.

          In addition to the potential common shares from the conversion of existing preferred shares, there exists various warrants for the purchase of common stock. Reference is made to footnote #9 in the financial statements included in Amendment #1 to Form 10-KSB for the period ending December 31, 2000 for a full description of these warrants. A summary of these warrants is as follows:


                                             Potential Shares
             Holder                           of Common Stock                      Exercise Price
             ------                           ---------------                      --------------

          BR Group                                 4,000,000                            $ 0.05
          Other Holders                            3,865,731                            $ 1.00 to $ 6.00
                                            ----------------

          Potential Additional Shares              7,865,731
                                            ----------------

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2001 AND 2000

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

         2.  AFFILIATED OIL AND GAS PARTNERSHIPS

         The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $468,000 and $860,612 during the three months ended March 31, 2001 and 2000, respectively. During 2000 the Company received management fees from some of the partnerships for its services in connection with the selection of the joint venture prospects and the initial operations of the joint venture. Management fees earned during the three months ended March 31, 2001 and 2000 amounted to $-0- and $41,695, respectively.

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

         3.  RELATED PARTY TRANSACTIONS

         STOCK TRANSACTIONS

         As of March 31, 2001, there are 6,085,244 shares of common stock issued and outstanding. A total of 3,126,893 shares are held by Blue Ridge Group, Inc
(BRG) and the remainder of 2,958,351 shares are held by approximately 600 shareholders, 40 of which are original stockholders of the Company.

         ADVANCES TO/FROM RELATED PARTIES

         Blue Ridge Group, Inc. provides various management, administrative, accounting and geological services for the Company at a rate of $20,000 per month. Blue Ridge Energy also reimburses Blue Ridge Group for direct costs paid on its behalf and the costs of various drilling services. As of March 31, 2001 and 2000, approximately $111,737 and $11,868 had been advanced to Blue Ridge Group under these arrangements.

         Blue Ridge Energy receives advances from its sponsored limited partnerships for turnkey drilling and completion services prior to completing such activities. These amounts are recorded as drilling advances and reflected as current liabilities until such drilling and completion activities have been completed and such amounts have been earned as income. As of March 31, 2001 and December 31, 2000, drilling advances received related to future obligations to be completed were $450,000 and $918,000, respectively.

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2001 AND 2000


         4.  PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, consisted of the following at March 31, 2001 and December 31, 2000:

                                                               March 31,                       December 31,
                                                                  2001                             2000
                                                              -----------                      ------------

          Oil and Gas Properties                              $ 1,931,254                      $ 1,871,402
          Drilling Rigs and Equipment                           2,212,861                        2,212,861
                                                              -----------                      -----------
                                                                4,144,115                        4,084,263
          Less Accumulated Depreciation                           349,683                          313,683
                                                              -----------                      -----------
                                                              $ 3,794,432                      $ 3,770,580
                                                              ===========                      ===========

         Depletion, Depreciation and Amortization expense was $36,000 and $36,000 for the three months ended March 31, 2001 and 2000, respectively.

         5.  COMMITMENTS AND CONTINGENCIES

         COMMITMENTS

         The Company has agreed to automatically convert all shares of preferred stock outstanding effective when a Securities Act Registration Statement is filed with the SEC or two years from issuance, whichever comes first.

         The Company has commitments, during 2001, of approximately $220,000 in future capital costs related to six (6) existing wells in Harlan County, Kentucky and the development of their reserves.

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

         6.  STOCKHOLDERS' EQUITY

         The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. As of March 31, 2001, the Company was authorized to issue 25,000,000 shares of stock, 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

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

         In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the existing holders of Series D Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock the amount of $5.00 per share plus all unpaid dividends on such share of each share of Series D Stock then held by the shareholder.

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2001 AND 2000


         At March 31, 2001 and December 31, 2000, there were 429,250 and 430,000 shares of Series D Stock issued and outstanding, respectively. The total amount received from the sale of this stock was $3,523,500, less expenses paid of $930,250.

         COMMON STOCK WARRANTS

         As of March 31, 2001, the Company had warrants outstanding to purchase 7,865,731 shares of Common Stock at prices ranging from $0.05 to $6.00 per share. These warrants expire from October 31, 2002 until March 27, 2005. See the Company's 10-KSB for December 31, 2000 for additional details.

                   REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS
                   -------------------------------------------

To the Stockholders and Directors of Blue Ridge Energy, Inc.



         We have reviewed the accompanying condensed balance sheet of Blue Ridge Energy, Inc., as of March 31, 2001, and the related condensed statements of income for each of the three month periods ended March 31, 2001 and 2000 and the condensed statements of cash flows for the three month periods ended March 31, 2001 and 2000. Such condensed financial statements and related disclosures have been prepared in accordance with the required format and disclosures prescribed by the SEC for Form 10-QSB. These financial statements are the responsibility of the Company's management.

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

Based upon our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of income, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 28, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated in all material respects, in relation to the balance sheet from which it has been derived.





Looney, Samson & Associates, P.L.L.C.
Dallas, Texas
May 4, 2001

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

FINANCIAL OVERVIEW:

         Blue Ridge Energy, Inc. ("BR Energy"), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated ("Gem Source"), and subsequently changed the name of the company to Blue Ridge Energy, Inc. in May 1996. BR Energy has offices at 632 Adams Street, Suite 710, Bowling Green, KY 42101.

         BR Energy is engaged in the oil and gas business primarily in Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil & gas drilling partnerships through which it raises funds for the drilling of oil and gas wells and normally participates for a 1% partnership interest as the managing general partner of the partnerships. BR Energy also owns two drilling rigs. These rigs are used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. The rigs are managed and operated on behalf of BR Energy by an affiliate, Blue Ridge Group, Inc.

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

         By March 31, 2001, BR Energy had total assets of $4.3 million, total liabilities of $1.1 million and shareholders' equity of $3.2 million. BR Energy's net income decreased to a loss of $(147,000) during the first three months of 2001 as compared to net income of $100,000 for the same period in 2000. Earnings per common share, which take into account cash dividends paid on preferred stock decreased to $(0.03) per share during the first three months of 2001 as compared to $(0.01) during the same period in 2000. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

         The following table summarizes by geographic area BR Energy's developed and undeveloped acreage as of March 31, 2001


DEVELOPED AND UNDEVELOPED ACREAGE
GEOGRAPHIC AREA                                              DEVELOPED ACREAGE                   UNDEVELOPED ACREAGE
-------------------------------------------------------------------------------------------------------------------------------
                                                        GROSS ACRES        NET ACRES         GROSS ACRES        NET ACRES
-------------------------------------------------------------------------------------------------------------------------------
 New Mexico.......................................             80.00            53.60              0.00              0.00
 Texas   .........................................            863.78            33.03            332.00            133.00
 Kentucky.........................................            700.00            99.40         40,587.00         23,143.00
 West Virginia....................................            120.00             8.24          2,520.00          2,142.00
                                                      --------------    -------------     -------------    --------------
     Totals.......................................           1763.78           194.27         43,439.00         25,418.00
                                                      ==============    =============     =============    ==============

         As of March 31, 2001, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 60 wells, of which 39 are presently productive and 5 wells are in the completion process. These wells are located in Kentucky, Texas, West Virginia and New Mexico.

         The following table summarizes by geographic area BR Energy's gross and net interests in productive oil and gas wells and its oil and gas reserve information as of December 31, 2000 which is the latest date the Company has independent petroleum engineers' evaluations related to its reserves. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.


                                          GROSS WELLS                    NET WELLS                     RESERVES
 PRODUCTIVE WELLS                         -----------                    ---------                     --------
 GEOGRAPHIC AREA                       OIL           GAS          OIL                GAS          OIL            GAS
 ---------------                       ---           ---          ---                ---          ---            ---

 New Mexico....................          1.00           0.00          0.67            0.00        10,537           13,000
 Texas   ......................          1.00           1.00          0.80            0.01        16,857           31,000
 Kentucky .....................          0.00          30.00          0.00            6.52             0          926,301
 West Virginia.................          0.00           6.00          0.00            1.81             0           68,521
                                  -----------    -----------    ----------    ------------     ---------    -------------
     Totals....................          2.00          37.00          1.47            8.34        27,394        1,038,822
                                  ===========    ===========    ==========    ============     =========    =============

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

         KEY PROPERTIES

         The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of properties or materially interfere with their use.

         The following are the primary properties held by BR Energy as of March 31, 2001:

         DEVELOPED PROPERTIES:

         Boon's Camp Prospect: During the second quarter of 2000, BR Energy committed to the acquisition of and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 12 wells to be drilled in the Boon's Camp Prospect in Johnson County, Kentucky. During the latter half of 2000, BR Energy sold a 45% Working Interest to a limited partnership sponsored by BR Energy, thereby retaining a 5% Carried Working Interest. All 12 wells were drilled and completed as productive gas wells during the latter half of 2000.

         Homestake #1: The Homestake #1 oil well is a development well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 which is a 50.2% Net Revenue Interest.

         Harlan/Big Sandy Prospects: These development wells are located in Johnson, Bell, Knox and Harlan counties of Kentucky. As of March 31, 2001, eighteen (18) wells have been drilled on these prospects. Of the eighteen (18), ten (10) are currently in production and selling gas on a curtailed basis, (5) are drilled and scheduled for completion in 2001, two (2) are shut in and one
(1) was a dry hole. These wells account for 67% of the total value of BR Energy's reserves as of December 31,2000, with no single well being a majority of the reserve value attributed thereto. BR Energy owns varying Working Interests in these wells ranging from 25% to 30.25% of the Working Interest with Net Revenue Interests ranging from 18.75% to 22.69% in each well. The Company anticipates connecting to the East Tennessee Natural Gas Interstate Pipeline by the 4th quarter of 2001, thereby allowing these wells to produce at full capacity rather than on a curtailed basis.

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

         Mingo and Wyoming Counties, West Virginia: At the end of 1999, BR Energy acquired an interest in six (6) development wells in Mingo and Wyoming Counties, West Virginia. Drilling activities for these wells began in December, 1999. During the first quarter of 2000, BR Energy acquired an interest in a sixth well and commenced drilling activities on all of the six wells. All of the wells have been drilled, completed and were producing gas as of March 31, 2001.

         UNDEVELOPED PROPERTIES

         West Pebble Island Prospect: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 40% Working Interest in 2 wells to be drilled in the West Pebble Island Prospect in Tyler County, Texas. During the fourth quarter of 2000, BR Energy sold these Working Interests to limited partnerships sponsored by BR Energy, thereby retaining varying Carried Working Interests. Drilling in this prospect began during the first quarter of 2001.

         Contrary Creek Prospect: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 11 wells to be drilled in the Contrary Creek Prospect in Lawrence County, Kentucky. During the fourth quarter of 2000, BR Energy sold these Working Interests to limited partnerships sponsored by BR Energy, thereby retaining varying Carried Working Interests. Four wells have been drilled, determined to be commercially productive and are in varying stages of completion as of March 31, 2001.

         McDonald Prospect: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 5 wells to be drilled in the McDonald Prospect in Logan County, West Virginia. During the fourth quarter of 2000, BR Energy sold these Working

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

Interests to limited partnerships sponsored by BR Energy, thereby retaining varying Carried Working Interests. One well has been drilled, determined to be commercially productive and is being completed as of March 31, 2001.

         Licking River Prospect: During the fourth quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in approximately 18,000 acres in the Licking River Prospect in Morgan County, Kentucky. Drilling in this prospect is scheduled to begin during 2001.

         DRILLING RIGS

         During 1999, the Company acquired two drilling rigs and ancillary equipment. Rig #4 is a 1999 Ingersoll Rand RD-20 which is capable of drilling to 5,000 feet and Rig #2 which is an Ingersoll Rand TR-4 acquired from BR Group which is capable of drilling to 3,000 feet. The drilling rigs are managed by BR Group on behalf of BR Energy and are used to drill wells for oil and gas partnerships sponsored by BR Energy as well as on a contract basis for other third parties. During the first quarter of 2001, Rig #2 drilled 8 wells and Rig #4 drilled 3 wells.

         INCOME STATEMENT REVIEW:

         THREE MONTHS ENDED MARCH 31, 2001 AND 2000:

         BR Energy's net income decreased to a loss of $(147,000) during the first quarter of 2001 as compared to net income of $100,000 for the same period in 2000, Earnings per common share, which takes into account cash dividends paid on preferred stock decreased to $(0.03) per share during the first quarter of 2001 as compared to $(0.01) during the same period in 2000.

         Operating Revenues:
         ------------------

         Operating revenues totaled $863,000 during the three months ended March 31, 2001 as compared to the $1,274,000 recorded during the three months ended March 31, 2000, This decrease was primarily related to a decreased activity level in BR Energy's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 2001.

         Direct Operating Costs:
         ----------------------

         Direct operating costs totaled $707,000 during the three months ended March 31, 2001, as compared to the $1,009,000 experienced during the same period in 2000. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues previously discussed.

         Other Operating Expenses:
         ------------------------

         Marketing expenses increased 310.0% to $86,000 during the first quarter of 2001 from the $21,000 experienced during this period in 2000 due to changes in marketing strategy for sponsoring Limited Partnerships as previously discussed. General and Administrative expenses increased 226% to $281,000 during the first quarter of 2001 as compared to $86,000 during the same period in 2000, primarily as a result of legal and accounting fees related to SEC reporting requirements and registration statements.

         Other Income (Expense):
         ----------------------

         Other Income (Expense) remained essentially the same during the first quarter of 2001 as compared to the first quarter of 2000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

         BALANCE SHEET REVIEW:
         ---------------------

         ASSETS:
         -------

         BR Energy's current assets decrease of 59% to $556,000 at March 31, 2001 as compared to $1,353,000 at December 31, 2000 was primarily due to the use of cash and advances in fulfillment of drilling commitments that existed at December 31, 2000. Property and equipment at March 31, 2001 remained essentially the same as at December 31, 2000.

         LIABILITIES:
         ------------

         BR Energy's current liabilities decreased 37% to $790,000 at March 31, 2001 from $1,248,000 at December 31, 2000 due to decreases in drilling advances received for work in progress.

         Effective January 1, 1996, BR Energy adopted provisions of the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the use of the "liability method" under which deferred tax assets and liabilities are recognized for their estimated future tax consequences. At March 31, 2001 and December 31, 2000 BR Energy had recognized deferred income tax liabilities of $76,000 and $152,000, respectively as a result of this methodology.

         STOCKHOLDERS' EQUITY:
         ---------------------

         Total capital invested in BR Energy for Common and Preferred Stock decreased 6% to $3.2 million at March 31, 2001 from $3.4 million at December 31, 2000, primarily as a result of the loss for the quarter and the payment of dividends on Preferred Stock.

         CAPITAL RESOURCES AND LIQUIDITY:
         --------------------------------

         As a result of BR Energy's equity transactions and net loss from operations, the current ratio at March 31, 2001 was 0.70 to 1, a decrease of 35% from 1.08 to 1 at December 31, 2000.

         During the two periods ended March 31, 2001 and December 31, 2000 BR Energy has relied upon net inflows of cash from equity and debt transactions, supplemented by net inflows of cash generated by its operating activities to fund the purchase of assets and its expansion. Generally speaking, management expects to finance further growth with similar equity transactions and improved cash flow from operations. It is also possible that further expansion will be aided through the use of long-term debt transactions, both secured and unsecured.

                                     PART II
                                OTHER INFORMATION
                                -----------------

 ITEM 1.  LEGAL PROCEEDINGS
           There are no legal proceedings pending against BR Energy, Inc.

 ITEM 2.  CHANGES IN SECURITIES
           None

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
            Not Applicable

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

 ITEM 5.  OTHER INFORMATION
            None

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
            No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURE
                                   ---------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BLUE RIDGE ENERGY, INC.



 Date May 8, 2001                            By /s/ James T. Cook, Jr.
                                                James T. Cook, Jr.
                                                Sr. Vice President-Finance & CFO