Form 10QSB
period 2001-06-30
BLUE RIDGE ENERGY INC
filed 2001-08-14
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

  X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      JUNE 30, 2001
                                    -------------

         Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ______________

                             BLUE RIDGE ENERGY, Inc.
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            NEVADA                                   61-1306702
         -----------                               -------------
      (State or Other Jurisdiction of               (IRS Employer
       Incorporation or Organization)              Identification No.)

              632 ADAMS STREET, SUITE 710, BOWLING GREEN, KY 42101
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (270) 842-2421
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


                                      N/A
                   -----------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X         No
   -----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the  number of shares  outstanding  of each of the  issuer's
classes  of common  equity,  as of the latest practicable date:    7,147,094
                                                                -----------

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

(a)   FINANCIAL STATEMENTS OF REGISTRANT


         INDEX                                                                                  NUMBER
         Condensed Balance Sheets (Unaudited) as of June 30, 2001 and
         December 31, 2000.                                                                       2-3

         Condensed Statements of Operations (Unaudited) for the three and six
         months ended June 30, 2001 and 2000.                                                       4

         Condensed Statements of Cash Flows (Unaudited) for the six
         months ended June 30, 2001 and 2000.                                                       5

         Notes to Condensed Financial Statements (Unaudited)                                     6-12

         Report on Review by Independent Accountants                                               13

The condensed financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10K-SB of the Registrant for its fiscal year ended December 31, 2000.

The condensed financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS              14-18


                                     PART II
                                OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS                                             18
ITEM 2.  CHANGES IN SECURITIES                                         18
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               18
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           18
ITEM 5.  OTHER INFORMATION                                             18
ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                              18

                             BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                               JUNE 30,            DECEMBER 31,
                                                                                 2001                 2000
                                                                              ---------           --------------
ASSETS
------

CURRENT ASSETS:
Cash                                                                           $    75,104           $   918,963
Accounts Receivable:
   Managed Limited Partnerships                                                     30,858               278,390
   Trade and Other                                                                 130,171                 9,302
Advances to Related Parties                                                            ---                17,155
Prepaid Expenses                                                                   498,545               129,048
                                                                               -----------           -----------

         TOTAL CURRENT ASSETS                                                      734,678             1,352,858

DEFERRED INCOME TAX BENEFIT                                                         53,921                   ---

PROPERTY AND EQUIPMENT, NET                                                      3,722,453             3,770,580

OTHER ASSETS, NET                                                                      490                   490
                                                                               -----------           -----------

TOTAL ASSETS                                                                   $ 4,511,542           $ 5,123,928
                                                                               ===========           ===========






                   The accompanying notes are an integral part
                          of these financial statements

                             BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                JUNE 30,          DECEMBER 31,
                                                                                 2001                2000
                                                                               ----------         ------------
LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------

CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities                                       $   569,350          $     43,251
Drilling Advances                                                                  450,000               918,000
Advances from Related Parties                                                       16,040                   ---
Current Portion Long Term Debt                                                     308,441               287,314
                                                                              ------------           -----------
         TOTAL CURRENT LIABILITIES                                               1,343,831             1,248,565

LONG TERM DEBT                                                                     218,028               297,631
DEFERRED INCOME TAX LIABILITY                                                          ---               151,830
                                                                              ------------           -----------
         TOTAL LIABILITIES                                                       1,561,859             1,698,026

COMMITMENTS AND CONTINGENCIES                                                          ---                   ---

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 5,000,000
    shares authorized; 367,400 and 430,000 shares
    issued and outstanding at June 30, 2001
    and December 31,2000, respectively (liquidation
    preference of $1,837,000 at June 30, 2001 and
    $2,150,000 at December 31, 2000)                                                   367                   430
Common Stock, $0.005 par value; 20,000,000
    shares authorized; 7,147,094 and 6,084,494 shares
    issued and outstanding at June 30, 2001
    and December 31, 2000, respectively                                             35,735                30,422
Additional Paid-In Capital                                                       5,676,720             5,631,970
Accumulated Deficit                                                             (2,763,139)           (2,236,920)
                                                                              ------------            -----------
         TOTAL STOCKHOLDERS' EQUITY                                              2,949,683             3,425,902
                                                                              ------------           ------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                                           $ 4,511,542           $ 5,123,928
                                                                               ===========           ===========




                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         3 MONTHS ENDED                       6 MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
OPERATING REVENUES:                                   2001              2000                2001           2000
-------------------                                ------------     -------------      -----------     -----------
Turnkey Contract Sales                            $        ---      $    836,806      $   468,000      $ 1,697,418
Management Fees                                            ---            31,537              ---           73,232
Drilling Services Sales                                473,621           275,921          793,134          578,644
Oil and Gas Sales                                       36,042            52,191          111,660          121,036
                                                   ------------     -------------      -----------     -----------
         Total Operating Revenues                      509,663         1,196,455        1,372,794        2,470,330

OPERATING COSTS AND
-------------------
    OTHER EXPENSES:
    --------------
Turnkey Contract Costs                                     ---           665,337          303,571        1,328,815
Drilling Services Costs                                479,081           175,653          821,957          441,789
Lease Operating Costs                                    3,251            10,235           28,226           23,760
Depreciation, Depletion
   and Amortization                                     54,000            36,000           90,000           72,000
Marketing Costs                                         16,819             3,629          103,006            3,629
General and Administrative Costs                       310,483           170,171          592,039          307,092
                                                  ------------      ------------     ------------      -----------
         Total Operating Costs                         863,634         1,061,025        1,938,799        2,177,085
                                                  ------------      ------------     ------------      -----------

OPERATING INCOME (LOSS)                               (353,971)          135,430         (566,005)         293,245

OTHER INCOME (EXPENSE):
----------------------
Interest Income (Expense)                              (19,044)          (12,673)         (30,318)         (22,008)
                                                  ------------      ------------     ------------      -----------
         Total Other Income (Expense)                  (19,044)          (12,673)         (30,318)         (22,008)
                                                  ------------      ------------     ------------      -----------
INCOME (LOSS) BEFORE TAXES                            (373,015)          122,757         (596,323)         271,237

Income Tax (Provision) Benefit                         123,094           (39,670)         199,018          (88,668)
                                                  ------------      ------------     ------------      -----------
NET INCOME (LOSS)                                  $  (249,921)     $     83,087       $ (397,305)     $   182,569
                                                  ============      ============     ============      ===========


EARNINGS (LOSS) PER
-------------------
COMMON SHARE:
------------



     Basic                                      $       (0.05)   $         0.00    $       (0.09) $         0.00
                                                =============    ==============    =============  ==============
     Diluted                                    $       (0.05)   $         0.00    $       (0.09) $         0.00
                                                =============    ==============    =============  ==============
     Weighted Average Common
         Shares Outstanding                         6,085,244         5,810,038        6,085,057       5,809,916
                                                =============    ==============    =============  ==============


                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               6 MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                            2001             2000
                                                                                        ----------       ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                                     $  (397,305)     $   182,569
 Adjustments to Reconcile Net Income to
 Net Cash Flows from Operating Activities:
     Depreciation, Depletion and Amortization                                              90,000           72,000
     Increase (Decrease) in Deferred Taxes                                               (205,751)          88,668
     Decrease (Increase) in Accounts Receivable                                           126,663         (137,789)
     Decrease in Drilling Advances                                                       (468,000)             ---
     Increase (Decrease) in Accounts Payable
        and Accrued Liabilities                                                           526,099           13,424
                                                                                      ------------     ------------
 NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                                                  (328,294)         218,872

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease (Increase) in Advances to Related Parties                                        33,195          544,759
 Decrease (Increase)  in Prepaid Expenses                                                (369,497)          (9,726)
 Purchase of Drilling Equipment                                                              ---          (116,711)
 Purchase of Oil and Gas Properties                                                       (42,873)        (470,545)
                                                                                      ------------     ------------
 NET CASH PROVIDED (USED)BY
   INVESTING ACTIVITIES                                                                  (379,175)         (52,223)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of Notes Payable                                                                (58,476)         (83,383)
 Issuance of Preferred Stock                                                                 ---           188,577
 Exercise of Common Stock Warrants                                                         51,000            1,000
 Payments of Preferred Stock Dividends                                                   (128,914)        (199,579)
                                                                                       ------------    ------------

 NET CASH PROVIDED (USED)
   BY FINANCING ACTIVITIES                                                               (136,390)         (93,385)
                                                                                       ------------    ------------

 NET INCREASE (DECREASE) IN CASH                                                         (843,859)          73,264
 CASH AT BEGINNING OF PERIOD                                                              918,963          131,465
                                                                                       -----------     ------------


CASH AT END OF PERIOD                                                                  $    75,104       $  204,729
                                                                                       ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest                                                                 $    30,318       $   24,067
                                                                                       ===========      ===========
Cash Paid for Income Taxes                                                             $     6,733       $       --
                                                                                       ===========      ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2001 AND 2000


    1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    GENERAL

         Blue Ridge Energy, Inc., (the Company), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name of the Company to Blue Ridge Energy, Inc. in May, 1996. The Company has offices at 632 Adams Street, Suite 710, Bowling Green, Kentucky, 42101. The Company is engaged in the oil and gas business; primarily in Texas, Kentucky, New Mexico and West Virginia. The Company sponsors oil and gas drilling partnerships through which it raises money for the drilling of oil and gas wells and participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. The Company also owns two drilling rigs. These rigs are used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. The rigs are operated on behalf of the Company by an affiliate, Blue Ridge Group, Inc. (BR Group) The Company also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. These acquisitions are funded by a combination of the profits earned from sponsoring oil and gas drilling programs, the profit earned from contract drilling, profits from producing oil and gas properties and from the proceeds of private offerings of preferred stock. The Company intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs, and as an independent producer of oil and gas.

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

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2001 AND 2000

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

    PROPERTY AND EQUIPMENT

          Property and equipment (other than oil and gas) are stated at cost. Depreciation is recognized on the straight line method, after considering salvage value, over the estimated useful lives of the assets as follows:

                                                                  LIVES (YEARS)
                                                                  -------------
          Machinery and Equipment............................                10
          Autos and Trucks...................................                 5

          The Company follows the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method of accounting, costs which relate directly to the discovery of oil and gas reserves are capitalized. These capitalized costs include:

         (1)   the costs of acquiring mineral interest in properties,
         (2) costs to drill and equip exploratory wells that find proved reserves,
         (3)   costs to drill and equip development wells and
         (4) costs for support equipment and facilities used in oil and gas producing activities.

          These costs are depreciated, depleted or amortized on the unit of production method, based on estimates of recoverable proved developed oil and gas reserves. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2001 AND 2000


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

    EARNINGS PER COMMON SHARE

          The Company's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the three months and six months ended June 30, 2001 and 2000:


                                                                                                           3 MONTHS
    BASIC EPS COMPUTATION                                                                               JUNE 30, 2001
                                                                                                        -------------

    Net Income (Loss).............................................................................     $   (249,921)
    Less: Preferred Stock Dividends...............................................................          (64,414)
                                                                                                       -------------
    Loss Available to Common Stockholders.........................................................     $   (314,335)
                                                                                                       =============


    DATES                                                                       SHARES         FRACTION       WEIGHTED
    OUTSTANDING                                                               OUTSTANDING      OF PERIOD   AVERAGE SHARES
    -----------                                                               -----------      ---------   --------------
    April 1-June 30.......................................................        6,085,244    100.0%       6,085,244
    Exercise of Common Stock Warrants-June 29.............................        1,000,000        0.0%             0
    Conversion of Preferred Stock--June 30................................           61,850        0.0%             0
                                                                                 ----------                 ---------
                                                                                  7,147,094
    Weighted Average Shares...............................................                                  6,085,244
                                                                                                            =========

    Basic EPS (Loss)......................................................
                                                                                                            $   (0.05)
                                                                                                            ==========


                                                                                                          3 MONTHS
    BASIC EPS COMPUTATION                                                                              JUNE 30, 2000
                                                                                                       -------------

    Net Income (Loss)...........................................................................     $       83,087
    Less: Preferred Stock Dividends.............................................................           (104,640)
                                                                                                           --------
    Loss Available to Common Stockholders.......................................................     $      (21,553)
                                                                                                     ==============

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2001 AND 2000




    DATES                                                                       SHARES         FRACTION       WEIGHTED
    OUTSTANDING                                                               OUTSTANDING      OF PERIOD   AVERAGE SHARES
    -----------                                                               -----------      ---------   --------------

    April 1-June 30.......................................................        5,809,794      100.0%        5,809,794

    Exercise of Common Stock Warrants.....................................            1,000       24.4%              244
                                                                                 ----------                    ---------
                                                                                  5,810,764
    Weighted Average Shares...............................................                                     5,810,038
                                                                                                               =========
    Basic EPS (Loss)......................................................
                                                                                                               $   (0.00)
                                                                                                               ==========


                                                                                                         6 MONTHS
    BASIC EPS COMPUTATION                                                                             JUNE 30, 2001
                                                                                                      -------------

    Net Income (Loss)...........................................................................     $     (397,305)
    Less: Preferred Stock Dividends.............................................................           (128,914)
                                                                                                     --------------
    Loss Available to Common Stockholders.......................................................     $     (526,219)
                                                                                                     ==============


    DATES                                                                       SHARES         FRACTION       WEIGHTED
    OUTSTANDING                                                               OUTSTANDING      OF PERIOD   AVERAGE SHARES
    -----------                                                               -----------      ---------   --------------

    January 1-June 30.....................................................      6,084,494      100.0%        6,084,494
    Exercise of Common Stock Warrants-June 29.............................      1,000,000        0.0%                0
    Conversion of Preferred Stock-Feb.....................................            750       75.0%              563
    Conversion of Preferred Stock--June 30................................         61,850        0.0%                0
                                                                               ----------
                                                                                7,147,094
    Weighted Average Shares...............................................                                   6,085,057
                                                                                                             =========
    Basic EPS (Loss)......................................................
                                                                                                             $   (0.09)
                                                                                                             ==========


                                                                                                         6 MONTHS
    BASIC EPS COMPUTATION                                                                             JUNE 30, 2000
                                                                                                      -------------

    Net Income (Loss)...........................................................................     $      182,569
    Less: Preferred Stock Dividends.............................................................           (199,579)
                                                                                                     --------------
    Loss Available to Common Stockholders.......................................................     $      (17,010)
                                                                                                     ==============


    DATES                                                                       SHARES         FRACTION       WEIGHTED
    OUTSTANDING                                                               OUTSTANDING      OF PERIOD   AVERAGE SHARES
    -----------                                                               -----------      ---------   --------------

    January 1-June 30.....................................................     5,809,794        100.0%         5,809,794
    Exercise of Common Stock Warrants-June................................         1,000         12.2%
                                                                               ---------                             122
                                                                               5,810,794
    Weighted Average Shares...............................................                                     5,809,916
                                                                                                               =========
    Basic EPS (Loss)......................................................
                                                                                                               $   (0.00)
                                                                                                               =========



    SUPPLEMENTAL EARNINGS PER SHARE DATA

          The following supplemental information presents the Company's pro forma earnings per share assuming that all preferred stock was converted to common stock as of June 30, 2001 and 2000.

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2001 AND 2000


                                  JUNE 30                                                      2001              2000
                                  -------                                                      ----              ----

    Net Income (Loss)...............................................................    $     (397,305)   $      182,569
    Preferred stock dividends paid .................................................          (128,914)         (199,579)
    Pro forma preferred stock dividends avoided ....................................           128,914           199,579
                                                                                        --------------    --------------
    Pro forma Net Income available for common stockholders..........................    $     (397,305)   $      182,569
                                                                                        ==============    ==============
    Weighted average shares outstanding ............................................         6,085,057         5,809,916
    Pro forma conversion of all preferred stock as of the beginning of year.........           430,000           636,950
                                                                                        --------------    --------------
    Pro forma weighted average shares outstanding
    assuming conversions of all preferred stock ....................................          6,515,057        6,446,866
                                                                                        ===============   ===============
    Pro forma earnings (loss) per common share .....................................    $         (0.06)       $    0.03
                                                                                        ===============   ===============

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

    2.  AFFILIATED OIL AND GAS PARTNERSHIPS
        -----------------------------------

     The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $468,000 and $1,697,418 during the six months ended June 30, 2001 and 2000, respectively. During 2000 the Company received a management fee from some of the partnerships for its services in connection with the selection of the joint venture prospects and the initial operations of the joint venture in addition to syndication fees for funds raised directly by the Company. Management fees earned during the six months ended June 30, 2001 and 2000 amounted to $-0- and $73,232, respectively.

     Included in the Company's financial statements are contributions made to the various Company sponsored oil and gas partnerships. The Company has allocated, on a pro-rata basis the amounts associated with these investments to the appropriate asset and liability accounts.

     3.  RELATED PARTY TRANSACTIONS
         --------------------------

     STOCK TRANSACTIONS

     As of June 30, 2001, there are 7,147,094 shares of common stock issued and outstanding. A total of 4,141,133 shares are held by BR Group and the remainder of 3,005,961 shares are held by approximately 600 shareholders, 40 of which are original stockholders of the Company.

     As of December 31, 2000, BR Group held warrants to purchase 4,000,000 additional shares of the Company's common stock at $0.05 per share. During April 2001, 3,000,000 of these warrants were surrendered by BR Group and canceled. On June 29, 2001, BR Group exercised the remaining warrants and purchased 1,000,000 shares of the Company's common stock. As of June 30, 2001, BR Group has -0- warrants remaining for the purchase of the Company's common stock.



    ADVANCES FROM RELATED PARTIES

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2001 AND 2000


    Blue Ridge Group, Inc. provides various management, administrative, accounting and geological services for the Company at a rate of $20,000 per month. Blue Ridge Energy also reimbursed BR Group for direct costs paid on its behalf. As of June 30, 2001 there was $16,040 due and payable to BR Group. As of December 31, 2000 there was $11,868 due and receivable from BR Group.




    4.  PROPERTY AND EQUIPMENT
        ----------------------

     Property and equipment, stated at cost, consisted of the following at June 30, 2001 and December 31, 2000:

                                                                  June 30,                      December 31,
                                                                   2001                             2000
                                                              ---------------                 --------------
         Oil and Gas Properties                               $ 1,913,275                      $ 1,871,402
         Drilling Rigs and Equipment                            2,212,861                        2,212,861
                                                              -----------                      -----------

                                                                4,126,136                        4,084,263
         Less Accumulated Depletion,
         Depreciation and Amortization                            403,683                          313,683
                                                              -----------                      -----------
                                                              $ 3,722,453                      $ 3,770,580
                                                              ===========                      ===========

Depletion and depreciation expense was $90,000 and $72,000 during the six months ended June 30, 2001 and 2000, respectively.

    5.  COMMITMENTS AND CONTINGENCIES
        -----------------------------
    COMMITMENTS

     The Company has agreed to automatically convert all shares of preferred stock outstanding effective when a Securities Act Registration Statement is filed with the SEC, or two years from issuance, whichever comes first.

     The Company has commitments, during 2001, of approximately $220,000 in future capital costs related to six(6) existing wells in Harlan County, Kentucky and the development of their reserves.

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

    6.  STOCKHOLDERS' EQUITY
        --------------------
     The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. As of June 30, 2001, the Company was authorized to issue 25,000,000 shares of stock -- 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

 COMMON STOCK

     As of December 31, 2000, BR Group held warrants to purchase 4,000,000 additional shares of the Company's common stock at $0.05 per share. During April 2001, 3,000,000 of these warrants were surrendered by BR Group and canceled. On

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2001 AND 2000

June 29, 2001, BR Group exercised the remaining warrants and purchased 1,000,000 shares of the Company's common stock. As of June 30, 2001, BR Group has -0-warrants remaining for the purchase of the Company's common stock.

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

     In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the existing holders of Series D Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock the amount of $5.00 per share, plus all unpaid dividends on such share of each share of Series D Stock then held by the shareholder.

     At June 30, 2001 and December 31, 2000, there were 367,400 and 430,000 shares of Series D Stock issued and outstanding, respectively.

     7.  SUBSEQUENT EVENTS
         -----------------
     During July 2001, the Company completed its offering of the Blue Ridge Private Development 2001-A, Ltd. Limited Partnership with $1,460,000 in subscriptions. The Blue Ridge Private Development 2001-A, Ltd. will participate in the development of twelve (12) natural gas wells located in Kentucky and West Virginia.

                   REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS


To the Stockholders and Directors of Blue Ridge Energy, Inc.



         We have reviewed the accompanying condensed balance sheet of Blue Ridge Energy, Inc. as of June 30, 2001 and the related condensed statements of operations for each of the three month and six month periods ended June 30, 2001 and 2000 and the condensed statements of cash flows for the six month periods ended June 30, 2001 and 2000. Such condensed interim financial statements and related disclosures have been prepared in accordance with the required format and disclosures prescribed by the SEC for Form 10-QSB. These interim financial statements are the responsibility of the Company's management.

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

         We previously audited, in accordance with generally accepted auditing standards, the Blue Ridge Energy, Inc. balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 28, 2001 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated in all material respects, in relation to the balance sheet from which it has been derived.




Looney, Samson & Associates, P.L.L.C.
Dallas, Texas
August 10, 2001

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

     By June 30, 2001, BR Energy had total assets of $4.5 million, total liabilities of $1.6 million and shareholders' equity of $2.9 million. BR Energy's net income decreased to a loss of $397 thousand during the first six months of 2001 as compared to net income of $183 thousand for the same period in 2000. Earnings per common share, which take into account cash dividends paid on preferred stock decreased to $(0.09) per share during the first six months of 2001 as compared to $(0.00) during the same period in 2000. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

     As of June 30, 2001, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 61 wells, of which 45 are presently productive. These wells are located in Kentucky, Texas , West Virginia and New Mexico.

     The following table summarizes by geographic area BR Energy's developed and undeveloped acreage as of June 30, 2001


 DEVELOPED AND UNDEVELOPED ACREAGE
 GEOGRAPHIC AREA                                              DEVELOPED ACREAGE              UNDEVELOPED ACREAGE
------------------------------------------------------------------------------------------------------------------------------
                                                        GROSS ACRES        NET ACRES         GROSS ACRES        NET ACRES
------------------------------------------------------------------------------------------------------------------------------
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
                                                      ==============    =============     =============    ==============

     Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well. The following table summarizes by geographic area BR Energy's gross and net interests in productive oil and gas wells as of June 30, 2001. The oil and gas reserve information presented herein is as of December 31, 2000 which is the latest date the Company has independent petroleum engineers' evaluations related to its reserves.



 PRODUCTIVE WELLS                           GROSS WELLS                      NET WELLS                 RESERVES
                                            -----------                      ---------                 --------
 GEOGRAPHIC AREA                          OIL           GAS              OIL         GAS       OIL (BBLS)       GAS (MCF)
 ---------------                          ---           ---              ---         ---       ---              ---------

 New Mexico....................          1.00           0.00          0.67            0.00        10,537           13,000
 Texas   ......................          1.00           1.00          0.80            0.01        16,857           31,000
 Kentucky .....................          0.00          35.00          0.00            6.77             0          926,301
 West Virginia.................          0.00           7.00          0.00            1.86             0           68,521
                                  -----------    -----------    ----------    ------------     ---------    -------------
     Totals....................          2.00          43.00          1.47            8.64        27,394        1,038,822
                                  ===========    ===========    ==========    ============     =========    =============





 KEY PROPERTIES

    The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of properties or materially interfere with their use.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS



    The following are the primary properties held by BR Energy as of June 30, 2001:

    DEVELOPED PROPERTIES:

    Boon's Camp Prospect: During the second quarter of 2000, BR Energy committed to the acquisition of and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 12 wells to be drilled in the Boon's Camp Prospect in Johnson County, Kentucky. During the latter half of 2000, BR Energy sold a 45% Working Interest to a limited partnership sponsored by BR Energy, thereby retaining a 5% Working Interest. All 12 wells were drilled and completed as productive gas wells during the latter half of 2000. As of June 30, 2001, nine (9) wells are producing a total of approximately 550-650 MCF per day and three (3) wells are in the completion stage.

    Homestake #1: The Homestake #1 oil well is a development well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 which is a 50.2% Net Revenue Interest.

    Harlan/Big Sandy Prospects: In 1998, BR Energy embarked on an Appalachian Basin twenty-five (25) development well drilling program in Johnson, Bell, Knox and Harlan counties of Kentucky. As of June 30, 2001, eighteen (18) wells have been drilled. Of the eighteen (18), ten (10) are currently in production and selling gas on a curtailed basis, (5) are drilled and scheduled for completion in 2001, two (2) are shut in and one (1) was a dry hole. These wells account for 67% of the total value of BR Energy's reserves as of December 31,2000, with no single well being a majority of the reserve value attributed thereto. BR Energy owns varying Working Interests in these wells ranging from 25% to 30.25% of the Working Interest with Net Revenue Interests ranging from 18.75% to 22.69% in each well.

    Contrary Creek Prospect: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 11 wells to be drilled in the Contrary Creek Prospect in Lawrence County, Kentucky. During the fourth quarter of 2000, BR Energy sold these Working Interests to limited partnerships sponsored by BR Energy, thereby retaining varying Working Interests. Drilling in this prospect began during the fourth quarter of 2000 with 5 wells having been drilled and determined as commercially productive as of June 30, 2001 and are expected to be put into production during the third quarter of 2001. The remaining six (6) wells are expected to be drilled during the third quarter of 2001.

    McDonald Prospect: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 5 wells to be drilled in the McDonald Prospect in Logan County, West Virginia. During the fourth quarter of 2000, BR Energy sold these Working Interests to limited partnerships sponsored by BR Energy, thereby retaining varying Working Interests. Drilling in this prospect began during the fourth quarter of 2000 with 1 well having been drilled and determined as commercially productive as of June 30, 2001. The remaining four (4) wells are expected to be drilled during the third quarter of 2001.

    Keegan Gibson #1: The Keegan Gibson #1 oil well is a development well located in Smith County, Texas. In December of 1999, BR Energy increased its ownership in this well to 74% of the Working Interest which is a 63% Net Revenue Interest. This well was reworked during the second quarter of 2001 and production has increased substantially.

    Shelby County, Texas: BR Energy owns a 0.5% Net Revenue Interest in the Hailey Bridges #1 in Shelby County, Texas, which began producing in September, 2000 and continues to produce approximately 3.3 MMCF per day.

    Mingo and Wyoming Counties, West Virginia: BR Energy owns an 8.0% Working Interest in five (5) development wells in Mingo and Wyoming Counties, West Virginia. Drilling activities for these wells began in December, 1999. These wells are presently producing a total of 200-250 MCF per day.

    UNDEVELOPED PROPERTIES

    West Pebble Island Prospect: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 40% Working Interest in 2 wells to be drilled in the West Pebble Island Prospect in Tyler County, Texas. During the fourth quarter of 2000, BR Energy sold this Working Interest to a limited partnership sponsored by BR Energy, thereby retaining varying Working Interests. Drilling in this prospect began during the first quarter of 2001and mechanical difficulties were encountered. The drilling contractor has refunded the funds paid for the drilling of this well and BR Energy is evaluating its options with this property.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


    Licking River Prospect: During the fourth quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in approximately 18,000 acres in the Licking River Prospect in Morgan County, Kentucky. Drilling in this prospect is scheduled to begin during the third quarter of 2001.

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

INCOME STATEMENT REVIEW:

SIX MONTHS ENDED JUNE 30, 2001 AND 2000:

    BR Energy's net income decreased to a loss of $397 thousand during the first six months of 2001 as compared to income of $183 thousand for the same period in 2000, Earnings per common share, which take into account cash dividends paid on preferred stock decreased to $(0.09) per share during the first six months of 2001 as compared to $(0.00) during the same period in 2000.

    Operating Revenues:
    ------------------

    Operating revenues totaled $1.4 million during the six months ended June 30, 2001 as compared to the $2.5 million recorded during the six months ended June 30, 2000, This decrease was primarily related to a decreased activity level in BR Energy's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 2001.

    Direct Operating Costs:
    ----------------------

    Direct operating costs totaled $1.2 million during the six months ended June 30, 2001, as compared to the $1.8 million experienced during the same period in 2000. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues previously discussed.

    Other Operating Expenses:
    ------------------------

    Marketing expenses increased to $103 thousand during the first six months of 2001 from the $3 thousand experienced during this period in 2000 due to preparations for increased activity in sponsoring Limited Partnerships. General and Administrative expenses increased 93% to $592 thousand during the first six months of 2001 as compared to $307 thousand during the same period in 2000, primarily as a result of additional staffing and administrative needs required by the anticipated increased activity levels previously discussed.

     Other Income (Expense):
     ----------------------

     Other (Expense) increased 38% to $30 thousand during the first six months of 2001 as compared to the $22 thousand experienced during the same period in 2000 due to increased interest expense associated with debt incurred in the purchase of drilling equipment.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000:

     BR Energy's net income decreased to a loss of $250 thousand during the second quarter of 2001 as compared to income of $83 thousand for the same period in 2000, Earnings per common share, which take into account cash dividends paid on preferred stock decreased to $(0.05) per share during the second quarter of 2001 as compared to $(0.00) during the same period in 2000.

    Operating Revenues:
    ------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


    Operating revenues totaled $510 thousand during the three months ended June 30, 2001 as compared to the $1.2 million recorded during the three months ended June 30, 2000, This decrease was primarily related to a decreased activity level in BR Energy's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 2001 which resulted in a decrease in turnkey contract sales of $0.8 million.

    Direct Operating Costs:
    ----------------------

    Direct operating costs totaled $482 thousand during the three months ended June 30, 2001, as compared to the $851 thousand experienced during the same period in 2000. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues previously discussed.

    Other Operating Expenses:
    ------------------------

    Marketing expenses increased to $17 thousand during the second quarter of 2001 from the $3 thousand experienced during this period in 2000 due to preparations for increased activity anticipated in the third and fourth quarters of 2001 in sponsoring Limited Partnerships. General and Administrative expenses increased 83% to $310 thousand during the second quarter of 2001 as compared to $170 thousand during the same period in 2000, primarily as a result of additional staffing and administrative needs required by the anticipated increased activity levels previously discussed.

     Other Income (Expense):
     ----------------------

     Other (Expense) increased 47% to $19 thousand during the second quarter of 2001 as compared to the $13 thousand experienced during the same period in 2000 due to increased interest expense associated with debt incurred in the purchase of drilling equipment.

BALANCE SHEET REVIEW:
--------------------

    ASSETS:
    ------

    BR Energy's current assets decreased 46% to $735 thousand at June 30, 2001 as compared to $1.4 million at December 31, 2000 primarily due to a $987 thousand decrease in cash and accounts receivable as work in progress was completed. Prepaid expenses increased to $369 thousand due to the prepayment of turnkey drilling costs. Property and equipment remained essentially the same at June 30, 2001 as compared to December 31, 2000.

    LIABILITIES:
    -----------

     BR Energy's current liabilities increased 8% to $1.3 million at June 30, 2001 from $1.2 million at December 31, 2000 due to an increase of $526 thousand in accounts payable and accrued liabilities for work in progress. This was substantially offset by a $468 thousand reduction in drilling advances.

     Effective January 1, 1996, BR Energy adopted provisions of the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the use of the "liability method" under which deferred tax assets and liabilities are recognized for their estimated future tax consequences. At June 30, 2001 and December 31, 2000 BR Energy had recognized deferred income tax liabilities (assets) of $(54) thousand and $152 thousand, respectively as a result of this methodology.

    STOCKHOLDERS' EQUITY:
    ---------------------

     Total capital invested in BR Energy for Common and Preferred Stock increased 1% to $5.7 million at June 30, 2001 from $5.6 million at December 31, 2000, primarily as a result of the exercise of warrants for the purchase of one million shares of common stock by BR Group at $0.05 per share.

     BR Energy's retained earnings declined 24% to an accumulated deficit of $2.8 million at June 30, 2001 from an accumulated deficit of $2.2 million at December 31, 2000 as the result of its net loss of $397 thousand and the payment of approximately $129 thousand of cash dividends to BR Energy's Preferred Shareholders during 2001.


    CAPITAL RESOURCES AND LIQUIDITY:
    --------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


    As a result of BR Energy's increased operating functions, at June 30, 2001 the current ratio was 0.55 to 1, a decrease of 50% from 1.09 to 1 at December 31, 2000. The Company believes that internally generated funds and the available borrowings under its existing credit sources will provide sufficient liquidity and enable it to meet its current and forseeable working capital requirements

    During the two periods ended June 30, 2001 and 2000 BR Energy has relied upon net inflows of cash from equity transactions, supplemented by net inflows of cash generated by its operating activities to fund the purchase of assets and its expansion. Generally speaking, management intends to further growth with similar equity transactions and improved cash flow from operations. It is also possible that further expansion will be aided through the use of long-term debt transactions, both secured and unsecured.

                                     PART II
                                OTHER INFORMATION
                                -----------------
ITEM 1.  LEGAL PROCEEDINGS
         There are no legal proceedings pending against BR Energy, Inc.

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
            No reports on Form 8-K were filed during the quarter ended June 30, 2001.



                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                                         BLUE RIDGE ENERGY, INC.




Date:  August 13, 2001                       By /s/ James T. Cook, Jr.
                                               ---------------------------------
                                               James T. Cook, Jr.
                                               Sr. Vice President-Finance & CFO