Form 10QSB
period 2001-09-30
BLUE RIDGE ENERGY INC
filed 2001-11-14
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       SEPTEMBER 30, 2001
                               ------------------------------------------------

         Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ______________

                             BLUE RIDGE ENERGY, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           NEVADA                                        61-1306702
-------------------------------                  -------------------------------
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

Yes   X     No
    -----      -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of the latest practicable date:        7,357,344
                                                     ---------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
(a) FINANCIAL STATEMENTS OF REGISTRANT

         INDEX                                                                     NUMBER
         Condensed Balance Sheets (Unaudited) as of September 30, 2001 and
         December 31, 2000.                                                          2-3

         Condensed Statements of Income (Unaudited) for the three and nine
         months ended September 30, 2001 and 2000.                                     4

         Condensed Statements of Cash Flows (Unaudited) for the nine
         months ended September 30, 2001 and 2000.                                     5

         Notes to Condensed Financial Statements (Unaudited)                        6-13

         Report of Review By Independent Accountants                                  14


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

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS                             15-19


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                            20
ITEM 2.  CHANGES IN SECURITIES                                                        20
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                              20
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          20
ITEM 5.  OTHER INFORMATION                                                            20
ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                             20


                             BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2001             2000
                                                   ----------       ----------
ASSETS
------

CURRENT ASSETS:
Cash                                               $  190,978       $  918,963
Accounts Receivable:
   Managed Limited Partnerships                        11,581          278,390
   Trade and Other                                     99,433            9,302
Advances to Related Parties                               ---           17,155
Prepaid Expenses                                       95,106          129,048
                                                   ----------       ----------

         TOTAL CURRENT ASSETS                         397,098        1,352,858

DEFERRED INCOME TAX BENEFIT                            17,421              ---

PROPERTY AND EQUIPMENT, NET                         3,772,339        3,770,580

OTHER ASSETS, NET                                         490              490
                                                   ----------       ----------

TOTAL ASSETS                                       $4,187,348       $5,123,928
                                                   ==========       ==========




                   The accompanying notes are an integral part
                          of these financial statements

                             BLUE RIDGE ENERGY, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                            2001           2000
                                                        -----------    -----------
LIABILITIES AND
---------------
STOCKHOLDERS' EQUITY
--------------------


CURRENT LIABILITIES:
Accounts Payable and Accrued Liabilities                $   249,217    $    43,251
Drilling Advances                                           358,000        918,000
Advances from Related Parties                                96,138            ---
Current Portion Long Term Debt                              305,995        287,314
                                                        -----------    -----------
         TOTAL CURRENT LIABILITIES                        1,009,350      1,248,565

LONG TERM DEBT                                              202,878        297,631
DEFERRED INCOME TAX LIABILITY                                   ---        151,830
                                                        -----------    -----------
         TOTAL LIABILITIES                                1,212,228      1,698,026

COMMITMENTS AND CONTINGENCIES                                   ---            ---

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 5,000,000 shares
    authorized; 158,750 and 430,000 shares issued
    and outstanding at September 30, 2001 and
    December 31, 2000, respectively
    (liquidation preference of $793,750 at
    September 30, 2001 and $2,150,000 at
    December 31, 2000)                                          159            430
Common Stock, $0.005 par value; 20,000,000
    shares authorized; 7,357,344 and 6,084,494 shares
    issued and outstanding at September 30, 2001
    and December 31, 2000, respectively                      36,787         30,422
Additional Paid-In Capital                                5,675,876      5,631,970
Accumulated Deficit                                      (2,737,702)    (2,236,920)
                                                        -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                       2,975,120      3,425,902
                                                        -----------    -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                    $ 4,187,348    $ 5,123,928
                                                        ===========    ===========







                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           3 MONTHS ENDED               9 MONTHS ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,
OPERATING REVENUES:                     2001           2000           2001           2000
-------------------                 -----------    -----------    -----------    -----------
Turnkey Contract Sales              $ 1,552,000    $   966,303    $ 2,020,000    $ 2,663,721
Management Fees                             ---         14,249            ---         87,481
Drilling Services Sales                 476,543        358,075      1,269,676        936,719
Oil and Gas Sales                        44,803         27,081        156,463        148,117
                                    -----------    -----------    -----------    -----------
         Total Operating Revenues     2,073,346      1,365,708      3,446,139      3,836,038

OPERATING COSTS AND
-------------------
    OTHER EXPENSES:
    ---------------
Turnkey Contract Costs                1,118,525        613,961      1,425,096      1,942,776
Drilling Services Costs                 437,440        317,415      1,259,398        759,204
Lease Operating Costs                     1,283         39,433         26,509         63,193
Depreciation, Depletion
   and Amortization                      45,000         36,046        135,000        108,046
Marketing Costs                         121,932         27,992        224,938         31,621
General and Administrative Costs        220,102        236,864        812,032        543,956
                                    -----------    -----------    -----------    -----------
         Total Operating Costs        1,944,282      1,271,711      3,882,973      3,448,796
                                    -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                 129,064         93,997       (436,834)       387,242

OTHER INCOME (EXPENSE):
-----------------------
Interest Income (Expense)               (18,541)       (26,176)       (48,862)       (48,184)
                                    -----------    -----------    -----------    -----------
         Total Other Income             (18,541)       (26,176)       (48,862)       (48,184)
                                    -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE TAXES              110,523         67,821       (485,696)       339,058
Income Tax (Provision) Benefit          (36,500)       (22,380)       162,518       (111,048)
                                    -----------    -----------    -----------    -----------
NET INCOME (LOSS)                   $    74,023    $    45,441    $  (323,178)   $   228,010
                                    ===========    ===========    ===========    ===========


EARNINGS (LOSS) PER
-------------------
COMMON SHARE:
-------------
     Basic                          $      0.01    $     (0.00)   $     (0.08)   $     (0.01)
                                    ===========    ===========    ===========    ===========
     Diluted                        $      0.01    $     (0.00)   $     (0.08)   $     (0.01)
                                    ===========    ===========    ===========    ===========
     Weighted Average Common
         Shares Outstanding           7,147,094      5,942,907      6,439,089      5,854,960
                                    ===========    ===========    ===========    ===========




                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                         9 MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        2001        2000
                                                        ----        ----
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Income (Loss)                                    $(323,178)   $ 228,010
Adjustments to Reconcile Net Income to
Net Cash Flows from Operating Activities:
  Depreciation, Depletion and Amortization             135,000      108,046
  Increase (Decrease) in Deferred Taxes               (169,251)     110,639
  Decrease (Increase) in Accounts Receivable           176,678     (414,216)
  Decrease in Drilling Advances                       (560,000)          --
  Increase (Decrease) in Accounts Payable
    and Accrued Liabilities                            205,966      136,320
                                                     ---------    ---------
   NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                             (534,785)     168,799

   CASH FLOWS FROM
   INVESTING ACTIVITIES:
Increase (Decrease) in Advances to Related Parties     113,293      461,581
Decrease (Increase)  in Prepaid Expenses                33,942      (62,681)
Purchase of Drilling Equipment                              --     (107,087)
Purchase of Oil and Gas Properties                    (136,759)    (399,711)
                                                     ---------    ---------
NET CASH PROVIDED (USED)BY
 INVESTING ACTIVITIES                                   10,476     (107,898)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Additions to Notes Payable                                  --       75,000
Payments of Notes Payable                              (76,072)    (117,230)
Issuance of Preferred Stock                                 --      187,758
Exercise of Common Stock Warrants                       50,000        7,000
Payments of Preferred Stock Dividends                 (177,604)    (289,273)
                                                     ---------    ---------
    NET CASH PROVIDED (USED)
     BY FINANCING ACTIVITIES                          (203,676)    (136,745)
                                                     ---------    ---------
    NET INCREASE (DECREASE) IN CASH                   (727,985)     (75,844)
    CASH AT BEGINNING OF PERIOD                        918,963      131,465
                                                     ---------    ---------
    CASH AT END OF PERIOD                            $ 190,978    $  55,621
                                                     =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest                               $  48,862    $  48,184
                                                     =========    =========
Cash Paid for Income Taxes                           $   6,733    $     409
                                                     =========    =========

                   The accompanying notes are an integral part
                         of these financial statements.

                            BLUE RIDGE ENERGY, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                          SEPTEMBER 30, 2001 AND 2000

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

    WORKING INTERESTS

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000


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

        The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000

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

    EARNINGS PER COMMON SHARE

        The Company's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the three months and nine months ended September 30, 2001 and 2000:

                                                                                                        3 MONTHS
    BASIC EPS COMPUTATION                                                                          SEPTEMBER 30, 2001
                                                                                                   ------------------

    Net Income (Loss)                                                                               $  74,023

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000




    Less: Preferred Stock Dividends                                         (48,690)
                                                                           --------
    Net Income Available to Common Stockholders                            $ 25,333
                                                                           ========


    DATES                                                                      SHARES        FRACTION        WEIGHTED
    OUTSTANDING                                                              OUTSTANDING     OF PERIOD    AVERAGE SHARES
    -----------                                                              -----------     ---------    --------------

    July 1-September 30                                                          7,147,094     100.0%        7,147,094
    Conversion of Preferred Stock-September 30                                     210,250       0.0%               --
                                                                              ------------                  ----------
                                                                                  7,357,344                  7,147,094
    Weighted Average Shares

    Basic EPS Income                                                                                      $      0.01
                                                                                                            ===========


                                                                                                        3 MONTHS
    BASIC EPS COMPUTATION                                                                          SEPTEMBER  30, 2000
                                                                                                   -------------------

    Net Income (Loss)                                                                               $   45,441
    Less: Preferred Stock Dividends                                                                    (89,694)
                                                                                                    ----------
    Loss Available to Common Stockholders                                                           $  (44,253)
                                                                                                    ==========


    DATES                                                                     SHARES        FRACTION        WEIGHTED
    OUTSTANDING                                                             OUTSTANDING     OF PERIOD    AVERAGE SHARES
    -----------                                                             -----------     ---------    --------------

    July 1-September 30                                                    5,809,794         100.0%         5,809,794

    Exercise of Common Stock Warrants                                          2,000          24.4%               488

    Conversion Preferred Stock                                               265,500          50.0%           132,625
                                                                           -----------                       ----------

    Weighted Average Shares                                                6,077,294                        5,942,907

    Basic EPS (Loss)                                                                                       $    (0.00)
                                                                                                            ==========


                                                                                                     9 MONTHS
    BASIC EPS COMPUTATION                                                                       SEPTEMBER 30, 2001
                                                                                                ------------------

    Net Income (Loss)                                                                               $(323,178)
    Less: Preferred Stock Dividends                                                                  (177,604)
                                                                                                    ----------
    Loss Available to Common Stockholders                                                           $(500,782)
                                                                                                    =========

    DATES                                                                      SHARES        FRACTION        WEIGHTED
    OUTSTANDING                                                              OUTSTANDING     OF PERIOD    AVERAGE SHARES
    -----------                                                              -----------     ---------    --------------

    January 1-Sept 30                                                            6,084,494    100.0%         6,084,494
    Exercise of Common Stock Warrants-June 29                                    1,000,000     33.3%           333,333
    Conversion of Preferred Stock-Feb                                                  750     88.8%               666
    Conversion of Preferred Stock--June 30                                          61,850     33.3%            20,596
    Conversion of Preferred Stock - September 30                                   210,250      0.0%                --
                                                                                 ---------                  -----------

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000


     Weighted Average Shares                                                      7,357,344                    6,439,089

     Basic EPS (Loss)                                                                                         $    (0.08)
                                                                                                             ===========



                                                                                                        9 MONTHS
     BASIC EPS COMPUTATION                                                                         SEPTEMBER  30, 2000
                                                                                                   -------------------

     Net Income (Loss)                                                                               $  228,010
     Less: Preferred Stock Dividends                                                                   (289,273)
                                                                                                     ----------
     Loss Available to Common Stockholders                                                           $  (61,263)
                                                                                                     ==========


     DATES                                                                      SHARES      FRACTION          WEIGHTED
     OUTSTANDING                                                              OUTSTANDING   OF PERIOD      AVERAGE SHARES
     -----------                                                              -----------   ---------      --------------

     January 1-September 30                                                      5,809,794   100.0%         5,809,794
     Exercise of Common Stock Warrants-June                                          2,000    41.4%               828
     Conversion of Preferred Stock                                                 265,500    16.7%            44,338
                                                                                 ----------                 ---------
     Weighted Average Shares                                                      6,077,294                 5,854,960

     Basic EPS (Loss)                                                                                       $  (0.01)
                                                                                                             ========


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

    2.  AFFILIATED OIL AND GAS PARTNERSHIPS
        ------------------------------------

        The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $2,020,000 and $2,683,721 during the nine months ended September 30, 2001 and 2000, respectively. During 2000 the Company received a management fee from some of the partnerships for its services in connection with the selection of the joint venture prospects and the initial operations of the joint venture in addition to syndication fees for funds raised directly by the Company. Management fees earned during the nine months ended September 30, 2001 and 2000 amounted to $-0-and $87,481, respectively.

        Included in the Company's financial statements are contributions made to the various Company sponsored oil and gas partnerships. The Company has allocated, on a pro-rata basis the amounts associated with these investments to the appropriate asset and liability accounts.

                            BLUE RIDGE ENERGY, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                          SEPTEMBER 30, 2001 AND 2000


    3.  RELATED PARTY TRANSACTIONS
        --------------------------

    STOCK TRANSACTIONS

    As of September 30, 2001, there are 7,357,344 shares of common stock issued and outstanding. A total of 4,141,133 shares are held by BR Group and the remainder of 3,216,211 shares are held by approximately 600 shareholders, 40 of which are original stockholders of the Company.

    As of December 31, 2000, BR Group held warrants to purchase 4,000,000 additional shares of the Company's common stock at $0.05 per share. During April 2001, 3,000,000 of these warrants were surrendered by BR Group and canceled. On June 29, 2001, BR Group exercised the remaining warrants and purchased 1,000,000 shares of the Company's common stock. As of September 30, 2001, BR Group has -0- warrants remaining for the purchase of the Company's common stock.

    ADVANCES FROM RELATED PARTIES

    Blue Ridge Group, Inc. provides various management, administrative, accounting and geological services for the Company at a rate of $20,000 per month during 2000 and $20,750 per month during 2001. Blue Ridge Energy also reimbursed BR Group for direct costs paid on its behalf. As of September 30, 2001 there was $96,138 due and payable to BR Group. As of December 31, 2000 there was $11,868 due and receivable from BR Group.





     4.  PROPERTY AND EQUIPMENT
         ----------------------

       Property and equipment, stated at cost, consisted of the following at September 30, 2001 and December 31, 2000:

                                                             September 30,                     December 31,
                                                                2001                               2000
                                                              -----------                      -----------
          Oil and Gas Properties                               $2,010,988                      $ 1,871,402
          Drilling Rigs and Equipment                           2,207,861                        2,212,861
          Office Equipment                                          2,173                              --
                                                              -----------                      -----------
                                                                4,221,022                       4,084,263

          Less Accumulated Depletion,
          Depreciation and Amortization                           448,683                          313,683
                                                              -----------                      -----------
                                                               $3,772,339                      $ 3,770,580
                                                              ===========                      ===========

                         BLUE RIDGE ENERGY, INC.
           NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                       SEPTEMBER 30, 2001 AND 2000

Depletion and depletion expense was $135,000 and $108,046 during the nine months ended September 30, 2001 and 2000, respectively.

   5.  COMMITMENTS AND CONTINGENCIES
       -----------------------------

   COMMITMENTS

    The Company has agreed to automatically convert all shares of preferred stock outstanding effective as of the first day the Company's common stock is publicly traded on any exchange or over-the-counter, or two years from issuance, whichever comes first.

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

   6.  STOCKHOLDERS' EQUITY
       --------------------

    The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. As of September 30, 2001, the Company was authorized to issue 25,000,000 shares of stock -- 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

COMMON STOCK

    As of December 31, 2000, BR Group held warrants to purchase 4,000,000 additional shares of the Company's common stock at $0.05 per share. During April 2001, 3,000,000 of these warrants were surrendered by BR Group and canceled. On June 29, 2001, BR Group exercised the remaining warrants and purchased 1,000,000 shares of the Company's common stock. As of September 30, 2001, BR Group has -0-warrants remaining for the purchase of the Company's common stock.

    In August 2001, the shareholders approved the Blue Ridge Energy 2001 Stock Option Plan ("the Plan"). The Plan authorizes the issuance of options for up to 1,000,000 shares of the Company's Common Stock, plus 10% of any increase in the number of authorized and issued shares of Common Stock in excess of 6,070,294 shares. Under this Plan, 500,000 of these options were granted to various officers and directors of the Company as detailed in the Company's Proxy Statement to its shareholders dated July 26, 2001. All of the options granted have an exercise price of $1.70 per share and have a maximum term of 10 years.

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

    In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the

                             BLUE RIDGE ENERGY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000

existing holders of Series D Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of Common Stock the amount of $5.00 per share, plus all unpaid dividends on such share of each share of Series D Stock then held by the shareholder.

    At September 30, 2001 and December 31, 2000, there were 158,750 and 430,000 shares of Series D Stock issued and outstanding, respectively.

    7.  SUBSEQUENT EVENTS
        -----------------

    During October 2001, the Company consummated the sale of its oil and gas properties in Harlan County, Kentucky for $468,750.

                 REPORT OF REVIEW BY INDEPENDENT ACCOUNTANTS


TO THE STOCKHOLDERS AND DIRECTORS
  OF BLUE RIDGE ENERGY, INC.



We have reviewed the accompanying condensed balance sheet of Blue Ridge Energy, Inc. as of September 30, 2001 and the related condensed statements of income for each of the three months and nine months periods ended September 30, 2001 and 2000 and the condensed statements of cash flow for the nine month periods ended September 30, 2001 and 2000. Such condensed interim financial statements and related disclosures have been prepared in accordance with the required format and disclosures prescribed by the SEC for Form 10-QSB. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the Blue Ridge Energy, Inc. balance sheet as of December 31, 2000 and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 24, 2001 we expessed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated in all material respects, in relation to the balance sheet from which it has been derived.



Looney, Samson & Associates, PLLC
Dallas, Texas
November 9, 2001

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

     By September 30, 2001, BR Energy had total assets of $4.2 million, total liabilities of $1.2 million and shareholders' equity of $3.0 million. BR Energy's net income decreased to a loss of $323 thousand during the first nine months of 2001 as compared to net income of $228 thousand for the same period in 2000. Earnings per common share, which take into account cash dividends paid on preferred stock decreased to $(0.08) per share during the first nine months of 2001 as compared to $(0.01) during the same period in 2000. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

     As of September 30, 2001, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 69 wells, of which 46 are presently productive and 7 are in the completion process. These wells are located in Kentucky, Texas , West Virginia and New Mexico.

     The following table summarizes by geographic area BR Energy's developed and undeveloped acreage as of September 30, 2001:

DEVELOPED AND UNDEVELOPED ACREAGE
---------------------------------

GEOGRAPHIC AREA                  DEVELOPED ACREAGE         UNDEVELOPED ACREAGE
---------------                  -----------------         -------------------


                               GROSS ACRES    NET ACRES  GROSS ACRES   NET ACRES
                               -----------    ---------  -----------   ---------

New Mexico                         80.00        53.60        0.00           0.00
Texas                             863.78        33.03      332.00         133.00
Kentucky                          700.00        99.40   58,587.00      32,143.00
West Virginia                     120.00         8.24    2,520.00       2,142.00
                               ---------    ---------   ---------      ---------
    Totals                       1763.78       194.27   61,439.00      34,418.00
                               =========    =========   =========      =========

     Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well. The following table summarizes by geographic area BR Energy's gross and net interests in productive oil and gas wells as of September 30, 2001. The oil and gas reserve information presented herein is as of December 31, 2000 which is the latest date the Company has independent petroleum engineers' evaluations related to its reserves.


PRODUCTIVE WELLS      GROSS WELLS         NET WELLS                RESERVES
                      -----------         ---------                --------
GEOGRAPHIC AREA     OIL       GAS        OIL       GAS      OIL (BBLS)     GAS (MCF)
                    ---       ---        ---       ---      ----------     ---------



New Mexico          1.00      0.00       0.67      0.00        10,537         13,000
Texas               1.00      1.00       0.80      0.01        16,857         31,000
Kentucky            0.00     41.00       0.00      6.83             0        926,301
West Virginia       0.00      9.00       0.00      1.89             0         68,521
                   -----     -----      -----     -----     ---------      ---------
    Totals          2.00     51.00       1.47      8.73        27,394      1,038,822
                   =====     =====      =====     =====     =========      =========


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     In October 2001, BR Energy sold its Harlan County properties which represented approximately 700,000 MCF of the Kentucky gas reserves as of December 31, 2000.

    KEY PROPERTIES

    The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of properties or materially interfere with their use.

    The following are the primary properties held by BR Energy as of September 30, 2001:

    DEVELOPED PROPERTIES:

    Boon's Camp Prospect: During the second quarter of 2000, BR Energy committed to the acquisition of and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 12 wells to be drilled in the Boon's Camp Prospect in Johnson County, Kentucky. During the latter half of 2000, BR Energy sold a 45% Working Interest to a limited partnership sponsored by BR Energy, thereby retaining a 5% Working Interest. All 12 wells were drilled and being completed as productive gas wells during the latter half of 2000. As of September 30, 2001, nine (9) wells are producing a total of approximately 550-650 MCF per day, (2) wells are still in the completion stage and (1) one well has been determined to be a dry hole in the lower zone it tested and is being evaluated for completion in other zones.

    Homestake #1: The Homestake #1 oil well is a development well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 which is a 50.2% Net Revenue Interest.

    Harlan/Big Sandy Prospects: In 1998, BR Energy embarked on an Appalachian Basin drilling program in Johnson, Bell, Knox and Harlan counties of Kentucky. As of September 30, 2001, eighteen (18) wells have been drilled. Of the eighteen
(18), ten (10) are currently in production and selling gas on a curtailed basis,
(5) are drilled and scheduled for completion in 2001, two (2) are shut in and one (1) was a dry hole. These wells accounted for 67% of the total value of BR Energy's reserves as of December 31,2000, with no single well being a majority of the reserve value attributed thereto. BR Energy owns varying Working Interests in these wells ranging from 25% to 30.25% of the Working Interest with Net Revenue Interests ranging from 18.75% to 22.69% in each well. During October 2001, BR Energy consummated the sale of the nine wells located in Harlan County, Kentucky for $468,750 which represented 46% of the value of BR Energy's oil and gas reserves as of December 31, 2000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

    Contrary Creek Prospect: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 11 wells to be drilled in the Contrary Creek Prospect in Lawrence County, Kentucky. During the fourth quarter of 2000, BR Energy sold these Working Interests to limited partnerships sponsored by BR Energy, thereby retaining varying Working Interests. Drilling in this prospect began during the fourth quarter of 2000 with all 11 wells having been drilled and determined as commercially productive as of September 30, 2001. Two wells are currently producing and the remaining wells are expected to be put into production during the fourth quarter of 2001.

    McDonald Prospect: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 5 wells to be drilled in the McDonald Prospect in Logan County, West Virginia. During the fourth quarter of 2000, BR Energy sold these Working Interests to limited partnerships sponsored by BR Energy, thereby retaining varying Working Interests. Drilling in this prospect began during the fourth quarter of 2000 with 3 wells having been drilled and determined as commercially productive as of September 30, 2001. The remaining two (2) wells are expected to be drilled during the fourth quarter of 2001.

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

    UNDEVELOPED PROPERTIES

    Redwine Prospect: In September 2001, BR Energy entered into a joint venture agreement with Hay Exploration, Inc. of Ashland, Kentucky to evaluate, explore and develop an 18,000 acre leasehold area of mutual interest ("AMI") in eastern Kentucky. The AMI will be developed on a 50/50 basis and the two companies will equally share future lease acquisition, drilling and operating costs as well as the proceeds from sale of production.

    West Pebble Island Prospect: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 40% Working Interest in 2 wells to be drilled in the West Pebble Island Prospect in Tyler County, Texas. During the fourth quarter of 2000, BR Energy sold this Working Interest to a limited partnership sponsored by BR Energy, thereby retaining varying Working Interests. Drilling in this prospect began during the first quarter of 2001and mechanical difficulties were encountered. The drilling contractor has refunded the funds paid for the drilling of this well and BR Energy has sold its interest in this property thereby recouping its investment

    Licking River Prospect: During the fourth quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in approximately 18,000 acres in the Licking River Prospect in Morgan County, Kentucky. Drilling in this prospect is now scheduled to begin during the final quarter of 2001.

    DRILLING RIGS

    During 1999, the Company acquired two drilling rigs and ancillary equipment. Rig #4 is a 1999 Ingersoll Rand RD-20 which is capable of drilling to 6,500 feet and Rig #2 which is an Ingersoll Rand TR-4 acquired from BR Group which is capable of drilling to 3,000 feet. The drilling rigs are managed by BR Group on behalf of BR Energy and are used to drill wells for oil and gas partnerships sponsored by BR Energy as well as on a contract basis for other third parties. These two rigs have drilled 40 wells during the nine months ended September 30, 2001.

    INCOME STATEMENT REVIEW:

    NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000:

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

    BR Energy's net income decreased to a loss of $323 thousand during the first nine months of 2001 as compared to net income of $228 thousand for the same period in 2000, Earnings per common share, which take into account cash dividends paid on preferred stock decreased to a $(0.08) loss per share during the first nine months of 2001 as compared to a $(0.01) loss per share during the same period in 2000.

    Operating Revenues:
    ------------------

    Operating revenues totaled $3.5 million during the nine months ended September 30, 2001 as compared to the $3.9 million recorded during the nine months ended September 30, 2000, despite an increase in sales for drilling services. This decrease was the net result of a $669 thousand decrease in turnkey contract sales and a $332 thousand increase in drilling service sales.

    Direct Operating Costs:
    ----------------------

    Direct operating costs totaled $2.8 million during the nine months ended September 30, 2001, as compared to the $2.9 million experienced during the same period in 2000. The decrease of $518 thousand in turnkey contract costs was offset by a $500 thousand increase in drilling service costs.

    Other Operating Expenses:
    ------------------------

    Marketing expenses increased to $225 thousand during the first nine months of 2001 from the $12 thousand experienced during this period in 2000 due to preparations for increased activity in sponsoring Limited Partnerships. General and Administrative expenses increased 49% to $812 thousand during the first nine months of 2001 as compared to $544 thousand during the same period in 2000, primarily as a result of additional staffing and administrative needs required by the anticipated increased activity levels previously discussed.

     Other Income (Expense):
     ----------------------

     Other Income (Expense) during the first nine months of 2001 remained essentially the same as was experienced during the same period in 2000.


THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000:

    BR Energy's net income decreased to $74 thousand during the third quarter of 2001 as compared to income of $45 thousand for the same period in 2000, Earnings per common share, which take into account cash dividends paid on preferred stock were $(0.01) per share during the third quarter of 2001 as compared to $(0.00) during the same period in 2000.

    Operating Revenues:
    ------------------

    Operating revenues totaled $2.1 million during the three months ended September 30, 2001 as compared to the $1.4 million recorded during the three months ended September 30, 2000, This increase was primarily related to an increased activity level in BR Energy's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 2001 which resulted in an increase in turnkey contract sales of $586 thousand.

    Direct Operating Costs:
    ----------------------

    Direct operating costs totaled $1.6 million during the three months ended September 30, 2001, as compared to the $1.0 million experienced during the same period in 2000, primarily as the result of a $500 thousand increase in turnkey contract costs.

    Other Operating Expenses:
    ------------------------

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

    Marketing expenses increased to $122 thousand during the third quarter of 2001 from the $28 thousand experienced during this period in 2000 due to preparations for increased activity anticipated in the fourth quarter of 2001 in sponsoring Limited Partnerships. General and Administrative expenses decreased 7% to $220 thousand during the first three months of 2001 as compared to $237 thousand during the same period in 2000, primarily due to additional accounting and legal fees associated with the filing of a registration statement during 2000 .

     Other Income (Expense):
     ----------------------

     Other Income (Expense) decreased 23% to $19 thousand during the third quarter of 2001 as compared to the $26 thousand experienced during the same period in 2000 due to decreased interest expense associated with debt incurred in the purchase of drilling equipment.

BALANCE SHEET REVIEW:
---------------------

    ASSETS:
    -------

    BR Energy's current assets decreased 71% to $397 thousand at September 30, 2001 as compared to $1.4 million at December 31, 2000 primarily due to decreases in cash and accounts receivable as work in progress was completed. Prepaid expenses decreased to $95 thousand for the same reasons. Property and equipment remained essentially the same at September 30, 2001 as compared to December 31, 2000.

    LIABILITIES:
    ------------

     BR Energy's current liabilities decreased 19% to $1.0 million at September 30, 2001 from $1.2 million at December 31, 2000. Accounts Payable and accrued expenses increased $206 thousand and Advances from Related Parties increased $96 thousand. This was offset by a $560 thousand reduction in drilling advances.

    STOCKHOLDERS' EQUITY:
    ---------------------

    Total capital invested in BR Energy for Common and Preferred Stock increased 1% to $5.7 million at September 30, 2001 from $5.6 million at December 31, 2000, primarily as a result of the exercise of warrants for the purchase of 1 million shares of common stock by BR Group at $0.05 per share.

     BR Energy's retained earnings declined 23% to an accumulated deficit of $2.7 million at September 30, 2001 from an accumulated deficit of $2.2 million at December 31, 2000 as the result of its net loss of $323 thousand and the payment of approximately $178 thousand of cash dividends to BR Energy's Preferred Shareholders during 2001.

    CAPITAL RESOURCES AND LIQUIDITY:
    --------------------------------

    As a result of BR Energy's increased operating functions, at September 30, 2001 the current ratio was 0.39 to 1, a decrease of 64% from 1.09 to 1 at December 31, 2000. The Company believes that internally generated funds and the available borrowings under its existing credit sources will provide sufficient liquidity and enable it to meet its current and forseeable working capital requirements.

    During the two periods ended September 30, 2001 and 2000 BR Energy has relied upon net inflows of cash from equity transactions, supplemented by net inflows of cash generated by its operating activities to fund the purchase of assets and its expansion. Generally speaking, management intends to finance further growth with similar equity transactions and improved cash flow from operations. It is also possible that further expansion will be aided through the use of long-term debt transactions, both secured and unsecured.

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

ITEM 1.  LEGAL PROCEEDINGS
         There are no legal proceedings pending against BR Energy, Inc.

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (A) The Company's annual meeting of stockholders was held on August August 7, 2001.

         (B) The directors elected at the meeting were:

                                                                                For        Withheld          Abstain
                  Robert D. Burr                                           5,290,944          16,783       1,839,367
                  Edward L. Stillie                                        5,291,062          16,665       1,839,367
                  James T. Cook, Jr.                                       5,291,062          16,665       1,839,367
                  Gregory B. Shea                                          5,297,697          10,030       1,839,367
                  Harry J. Peters                                          5,297,697          10,030       1,839,367
                  Russell L. Vera                                          5,290,757          16,970       1,839,367

         (C) The 2001 Stock Option Plan was approved at the meeting

                                                                                For       Withheld           Abstain
                                                                           5,184,137          46,258       1,879,200

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                     BLUE RIDGE ENERGY, INC.




Date November 13, 2001                  By /s/ James T. Cook, Jr.
     -----------------                  ---------------------------------------
                                         James T. Cook, Jr.
                                         Sr. Vice President-Finance & CFO