Form 10KSB40
period 2001-12-31
BLUE RIDGE ENERGY INC
filed 2002-03-29
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                   Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year. $4,663,001

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,371,890 as of March 28, 2002 based upon the closing price of the common stock on the OTC "Bulletin Board" on March 28, 2002 of $0.75 per share. As of March 28, 2002 the registrant had 7,496,094 shares of Common Stock, par value $0.005 per share, and 20,000 shares of Series D Preferred Stock, par value $0.001 per share, outstanding.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         7,496,094 Shares of Common Stock Outstanding at March 28, 2002 20,000 Shares of Preferred Stock Outstanding at March 28, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                     PART I

1.   Description of Business................................................   1
2.   Description of Properties..............................................   4
3.   Legal Proceedings......................................................   7
4.   Submission of Matters to a Vote of Security Holders....................   7

                                     PART II

5.   Market Price for Common Equity and Related Stockholder Matters.........   8
6.   Management's Discussion and Financial Analysis of Financial Condition..   8
7.   Financial Statements...................................................  12
8.   Change in and Disagreements with Accountants on Accounting and
     Financial Disclosure...................................................  12

                                    PART III

9.   Directors, Executive Officers, Promoters and Control Persons...........  12
     Compliance with Section 16(a) of the Exchange Act......................  12
10.  Executive Compensation.................................................  12
11.  Securities Ownership of Certain Beneficial Owners and Management.......  12
12.  Certain Relationships and Related Transactions.........................  12
13.  Exhibits and Reports on Form 8-K.......................................  12

                                    PART IV

Signatures..................................................................  13


                              FINANCIAL STATEMENTS

Independent Auditors' Reports............................................... F-1
Balance Sheets.............................................................. F-3
Statements of Operations.................................................... F-4
Statements of Changes in Stockholders' Equity............................... F-5
Statements of Cash Flows.................................................... F-6
Notes to Financial Statement................................................ F-7

                                     PART I

1. BUSINESS

GENERAL DESCRIPTION

         Blue Ridge Energy, Inc. ("BR Energy" or "the Company"), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated ("Gem Source"), and subsequently changed the name of the company to Blue Ridge Energy, Inc. in May 1996. BR Energy has offices at 632 Adams Street, Suite 710, Bowling Green, KY 42101.

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

EMPLOYEES

         BR Energy has two employees, its President and Vice President, Sales and Marketing. BR Energy's majority shareholder, Blue Ridge Group, however, has a staff of geologists, petroleum engineers, drilling and accounting personnel who administer the operations of BR Group and BR Energy. As of December 31, 2001, BR Group had seventy-five (75) employees of which approximately fifteen
(15) are geological and administrative personnel. The remainder are employed in oil and gas drilling and service activities. BR Energy pays a $20,750 per month management fee to BR Group for administrative and overhead expenses. This management fee is intended to cover only the expenses attributable to the fifteen (15) geological and administrative personnel which are applicable to BR Energy's operations.

         During 2001, management of BR Group conducted an analysis of the time spent by each of the fifteen (15) employees that performed services for BR Energy. Based on these time estimates, the employees' annual compensation was allocated to the applicable entity (Group or Energy) receiving the services. Although the actual services rendered on a month to month basis may vary, depending on many factors, management of BR Energy is of the opinion that the method used is reasonable and the Company receives fair value for these services.

         Annually, management reviews the salary structure of applicable employees and proportional allocations to determine the reasonableness of the amounts and that fair value is received for services rendered. For the year ended December 31, 2001, no material modifications in the management contract or management fee were made as it was determined by management that the amounts charged and the services received were reasonable.

         Annually, the Board of Directors determines if any of the executive officers of BR Energy (discussed on page 14) are eligible for a performance bonus. No performance bonuses were paid during 2000 and 2001.

2. PROPERTIES

         As of December 31, 2001, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in eighty-two (82) wells, of which sixty-one (61) are presently productive and one (1) is in the completion process, located in Kentucky, Texas, West Virginia and New Mexico.

         The following tables summarize by geographic area BR Energy's developed and undeveloped acreage, oil and gas reserves and gross and net interests in producing oil and gas wells as of December 31, 2001. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

DEVELOPED AND UNDEVELOPED ACREAGE

GEOGRAPHIC AREA            DEVELOPED ACREAGE             UNDEVELOPED ACREAGE
                    GROSS ACRES        NET ACRES    GROSS ACRES         NET ACRES

New Mexico                80.00            53.60           0.00              0.00
Texas                    863.78            33.03         332.00            133.00
Kentucky                 700.00            99.40      50,387.00         32,142.00
West Virginia            120.00             8.24       2,520.00          2,142.00
                      ---------        ---------      ---------         ---------
    Totals             1,763.78           194.27      53,239.00         34,417.00
                      =========        =========      =========         =========

PRODUCTIVE WELLS

                           GROSS WELLS                 NET WELLS                    RESERVES
GEOGRAPHIC AREA         OIL          GAS           OIL          GAS           OIL              GAS
                      (BBLS)        (MCF)        (BBLS)        (MCF)         (BBLS)           (MCF)

New Mexico             1.00         0.00          0.67         0.00          7,361          19,000
Texas                  2.00         0.00          0.83         0.00          2,440          21,000
Kentucky               0.00        51.00          0.00         6.83              0         152,054
West Virginia          0.00         9.00          0.00         1.89              0          63,597
                      -----        -----         -----        -----        -------         -------
Totals                 3.00        60.00          1.50         8.72          9,801         255,651
                      =====        =====         =====        =====        =======         =======

KEY PROPERTIES

         The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of properties or materially interfere with their use.

The following are the primary properties held by BR Energy as of December 31, 2001:

DEVELOPED PROPERTIES

         BOON'S CAMP PROSPECT: During the second quarter of 2000, BR Energy committed to the acquisition of and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 12 wells to be drilled in the Boon's Camp Prospect in Johnson County, Kentucky. During the latter half of 2000, BR Energy sold a 45% Working Interest to a limited partnership sponsored by BR Energy, thereby retaining a 5% Working Interest. All 12 wells were drilled and completed as productive gas wells during the latter half of 2000. As of December 31, 2001, nine (9) wells are producing a total of approximately 550 - 650 MCF per day, two (2) wells are still in the completion phase and one (1) well has been determined to be a dry hole in the lower zone it tested and is being evaluated for completion in other zones.

         HOMESTAKE #1: The Homestake #1 oil well is a development well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 which is a 50.2% Net Revenue Interest.

         HARLAN/BIG SANDY PROSPECTS: in 1998, BR Energy embarked on an Appalachian Basin drilling program in Johnson, Bell, Knox and Harlan counties of Kentucky. As of September 30, 2001, eighteen (18) wells have been drilled. Of the eighteen (18), ten (10) are currently in production and selling gas on a curtailed basis, five (5) are drilled and scheduled for completion in 2001, two
(2) are shut in and one (1) was a dry hole. These wells account for 67% of the total value of BR Energy's reserves as of December 31, 2000, with no single well being a majority of the reserve value attributed thereto. BR Energy owns varying working interests in these wells ranging from 25% to 30.25% of the Working interest with net revenue interests ranging from 18.75% to 22.69% in each well. During October 2001, BR Energy consummated the sale of the nine wells located in Harlan County, Kentucky for $468,750 which represented 46% of the value of BR Energy's oil and gas reserves as of December 31, 2000.

         CONTRARY CREEK PROSPECT: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 11 wells to be drilled in the Contrary Creek Prospect in Lawrence County, Kentucky. During the fourth quarter of 2000, BR Energy sold these Working Interests to limited partnerships sponsored by BR Energy, thereby retaining varying Working Interests. Drilling in this prospect began during the fourth quarter of 2000 with all 11 wells having been drilled and determined as commercially productive as of December 31, 2001.

         MCDONALD PROSPECT: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in 5 wells to be drilled in the McDonald Prospect in Logan County, West Virginia. During the fourth quarter of 2000, BR Energy sold these Working Interests to limited partnerships sponsored by BR Energy, thereby retaining varying Working Interests. Drilling in this prospect began during the fourth quarter of 2000 with 3 wells having been drilled and determined as commercially productive as of December 31, 2001. The remaining two (2) wells are expected to be drilled during the first quarter of 2002.

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

UNDEVELOPED PROPERTIES

         REDWINE PROSPECT: In September 2001, BR Energy entered into a joint venture agreement with Hay Exploration, Inc. of Ashland, Kentucky to evaluate, explore and develop an 18,000 acre leasehold area of mutual interest ("AMI") in eastern Kentucky. The purchase price for BR Energy's 50% share was $850,000 and the AMI will be developed on a 50/50 basis and the two companies will equally share future lease acquisition, drilling and operating costs as well as the proceeds from sale of production. As of December 31, 2001, BR Energy had paid $581,104 of the $850,000 due for the purchase of the Redwine Prospect.

         WEST PEBBLE ISLAND PROSPECT: During the second quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 40% Working Interest in 2 wells to be drilled in the West Pebble Island Prospect in Tyler County, Texas. During the fourth quarter of 2000, BR Energy sold this Working Interest to a limited partnership sponsored by BR Energy, thereby retaining varying Working Interests. Drilling in this prospect began during the first quarter of 2001 and mechanical difficulties were encountered. The drilling contractor has refunded the funds paid for the drilling of this well and BR Energy has sold its interest in this property thereby recouping its investment.

         LICKING RIVER PROSPECT: During the fourth quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in approximately 18,000 acres in the Licking River Prospect in Morgan County, Kentucky. Drilling in this prospect is now scheduled to begin during 2002.

DRILLING RIGS

The Company owns two drilling rigs and ancillary equipment. Rig #4 is a 1999 Ingersoll Rand RD-20 which is capable of drilling to 5,000 feet. Rig #2 is an Ingersoll Rand TR-4 acquired from BR Group which is capable of drilling to 3,000 feet. The drilling rigs are managed by BR Group on behalf of BR Energy and are used to drill wells for oil and gas partnerships sponsored by BR Energy as well as on a contract basis for other third parties. During 2001 Rig #2 drilled twenty-four (24) wells and Rig #4 drilled twenty-seven (27) wells.

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


                                                                              NET PRODUCTION      NET PRODUCTION
                                                                                FOR THE YEAR       FOR THE YEAR
                                                                                  12/31/01          12/31/00

Net Volumes (Equivalent Barrels)                                                      7,705             5,863
Average Sales Price per Equivalent Barrel                                         $   22.90         $   27.65
Average Production Cost per Equivalent Barrel (includes production taxes)         $    7.57         $    8.05

         The Average Production Costs per Equivalent Barrel represents the Lease Operating Expenses divided by the Net Volumes in equivalent barrels. Lease Operating Expenses includes normal operating costs such as pumper fees, operator overhead fees, electric costs, pump repair costs, chemicals, pulling unit costs, production taxes, etc.

NET PROVED OIL AND GAS RESERVES

         Presented below are the estimates of BR Energy's proved reserves as of December 31, 2001 and 2000. All of BR Energy's proved reserves are located in the United States.


                                                     DECEMBER 31, 2001                  DECEMBER 31, 2000
                                                                    NATURAL                            NATURAL
                                                    OIL               GAS             OIL                GAS
                                                   (BBLS)            (MCF)           (BBLS)             (MCF)

Proved developed and undeveloped reserves
  at end of year:
Balance at beginning of year                         27,394        1,038,822           21,574          544,589
Extensions, discoveries and other additions              --           79,020               85          572,957
Revisions of previous estimates                     (14,745)        (184,535)           8,116          (57,829)
Purchases(Sales) of minerals in place                    --         (648,512)              --               --
Production                                           (2,848)         (29,144)          (2,381)         (20,895)
                                                 ----------       ----------       ----------       ----------
Balance at end of year                                9,801          255,651           27,394        1,038,822
                                                 ==========       ==========       ==========       ==========

Proved developed reserves                             9,801          255,651           27,394          691,324
                                                 ==========       ==========       ==========       ==========


BBLS- Barrels of oil
MCF- Thousand cubic feet of gas

         In estimating the oil and natural gas reserves, BR Energy, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 2001 and 2000 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price BR Energy reasonably expects to receive.

         Future prices received for the sale of BR Energy's product may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the SEC.

DRILLING ACTIVITIES


                      OIL WELLS        GAS WELLS        DRY WELLS
                     2001    2000    2001    2000    2001    2000

Exploratory Wells      --      --      --      --      --      --
Development Wells      --      --      27      19       1      --
                       --      --      --      --      --      --
Total Wells            --      --      27      19       1      --

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

                                     PART II

5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Common Stock of BR Energy is traded on the OTC Bulletin Board with "BREY" as its stock symbol. The range of high and low bid information for each quarter since January 1, 2000 is as follows:


                        HIGH BID    LOW BID

March 31, 2000          $   2.50   $   2.00
June 30, 2000           $   2.50   $   1.93
September 30, 2000      $   1.50   $   1.05
December 31, 2000       $   2.25   $   1.75
March 31, 2001          $   2.30   $   1.75
June 30, 2001           $   2.15   $   1.61
September 30, 2001      $   1.11   $   0.65
December 31, 2001       $   1.00   $   0.59

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

         BR Energy's Series D Preferred Stock entitles all holders to receive dividends of 12% per annum, payable monthly, based upon the total number of shares outstanding. BR Energy has paid cash dividends on its Series D Preferred Stock as follows:


                          2001                                2000

                $         181,667                  $          354,640

SHAREHOLDER INFORMATION

         As of December 31, 2001, there are approximately 600 shareholders of BR Energy's Common Stock.

6. MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION

         The following discussion is intended to assist in an understanding of BR Energy's financial position and results of operations for each year of the two year period ended December 31, 2001. The Financial Statements and the notes thereto which follow, contain detailed information that should be referred to in conjunction with the following discussion.

FINANCIAL OVERVIEW

         Blue Ridge Energy, Inc. (BR Energy), is a publicly traded, independent oil and gas company engaged in the drilling, exploration, development and production of oil and gas properties in Texas, Kentucky, West Virginia and New Mexico. BR

Energy has participated in eighty-two (82) wells and owns two drilling rigs, which are used to drill oil and gas wells for joint ventures and limited partnerships sponsored by it and for other non-affiliated oil and gas companies.

         Historically, BR Energy has grown through drilling with joint ventures and limited partnerships it has sponsored. While BR Energy will continue to sponsor joint ventures and limited partnerships in the future, it will complement those programs with the expansion of its oil and gas reserves through acquisitions and greater participation in oil and gas properties.

CRITICAL ACCOUNTING POLICIES

         In preparing financial statements, management is required to select appropriate accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

                             OIL AND GAS ACTIVITIES

         The accounting for our upstream oil and gas activities is subject to special accounting rules that are unique to the oil and gas business. There are two methods to account for oil and gas business activities, the successful efforts method and the full cost method. BR Energy has elected to use the successful efforts method. A description of our policies for oil and gas properties, impairment, maintenance and repair activities is located in Note 1 to our consolidated financial statements.

         The successful efforts method reflects the volatility that is inherent in exploring for mineral resources in that costs of unsuccessful exploratory efforts are charged to expense as they are incurred. These costs primarily include dry hole costs, seismic costs and other exploratory costs. Under the full cost method, these costs are capitalized and written-off (depreciated) over time.

                              OIL AND GAS RESERVES

         Engineering estimates of BR Energy's oil and gas reserves are inherently imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. There are authoritative guidelines regarding the engineering criteria that have to be met before estimated oil and gas reserves can be designated as " proved". Proved reserve estimates are updated at least annually and take into account recent production and technical information about each field. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. This change is considered a change in estimate for accounting purposes and is reflected on a prospective basis in related depreciation rates.

         Despite the inherent imprecision in these engineering estimates, these estimates are used in determining depreciation expense and impairment expense, and in disclosing the supplemental standardized measure of discounted future net cash flows relating to proved oil and gas properties. Depreciation rates are determined based on estimated proved reserve quantities (the denominator) and capitalized costs of producing properties (the numerator). Producing properties' capitalized costs are amortized based on the units of oil or gas produced. Therefore, assuming all other variables are held constant, an increase in estimated proved reserves decreases our depreciation, depletion and amortization expense. Also, estimated reserves are often used to calculate future cash flows from our oil and gas operations, which serve as an indicator of fair value in determining whether a property is impaired or not. The larger the estimated reserves, the less likely the property is impaired.

                                  IMPAIRMENTS

         If circumstances indicate that the net book value of an asset or investment, including oil and gas properties, may not be recoverable, this asset may be considered "impaired," and an impairment loss may be recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" or Accounting Principles Board (APB) Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock". The amount of impairment loss is the difference between the carrying amount of the asset or investment and its fair market value. It is difficult to precisely estimate fair value because quoted market prices for our assets and investments are not easily available. We will use all readily available information in determining an amount that is a reasonable approximation of fair value, including the net present value of future net cash flows based on reserve quantities as indicated above.

                          ASSET RETIREMENT OBLIGATIONS

         BR Energy has significant obligations to remove tangible equipment and restore land or seabed at the end of operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells and removal and disposal of offshore oil and gas platforms around the world. The estimated undiscounted costs, net of salvage value, of dismantling and removing these facilities are accrued over the productive life of the asset. Estimating the future asset removal costs is difficult and required management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as well as political, environmental, safety and public relations considerations. In addition, the Financial Accounting Standards Board (FASB) has recently issued SFAS No 143, "Accounting for Asset Retirement Obligations, " which significantly changes the method of accruing for costs, associated with the retirement of fixed assets, that an entity is legally obligated to incur. We are evaluating the impact and timing of implementing SFAS No. 143.

RESULTS OF OPERATIONS

         Net income was a loss of $(256,409) in 2001 compared to income of $4,263 in 2000, due to increased Marketing and General and Administrative costs. On a per share basis, which takes into account cash dividends paid on preferred stock, BR Energy had a net loss of $(0.07) and $(0.06) per share in 2001 and 2000, respectively.

OPERATING REVENUES

         Operating revenues totaled $4,663,000 in 2001; an 8.7% increase from the $4,288,000 in 2000. Turnkey drilling contract sales included in operating revenues were $2,639,000 in 2001, as compared to $2,707,000 in 2000. Oil and gas sales included in operating revenues were $176,000 for 2001, as compared to $162,000 for 2000. BR Energy also acquired two (2) drilling rigs in 1999 which generated revenues of $1,847,000 for 2001 versus $1,332,000 for such revenues in 2000.

         The increase in operating revenues in 2001 from 2000 was primarily caused by increased sales from the drilling rig operations and increased oil and gas revenues. Production from BR Energy's oil and gas sales continued to increase in 2001 from 2000 as a result of additional wells being placed in production and increased oil and gas prices.

DIRECT OPERATING COSTS

         Direct operating costs totaled $3,393,000 in 2001, a 7.4% increase from the total of $3,159,000 in 2000. Direct operating costs are the turnkey drilling contract costs for the drilling, completion, and equipping of oil and gas wells lease operating expenses and the cost of contract drilling. The increase in these costs for 2001 are primarily a result of increased activity levels in the drilling rig operations, which were partially offset by decreased turnkey drilling contract costs.

OTHER OPERATING EXPENSES

         Other operating expenses in 2001 increased 52.1% to $1,617,000 from $1,064,000 in 2000 primarily as a result of increased marketing efforts in the marketing of BR Energy's Limited Partnerships as previously discussed and increased general and administrative expenses caused by the addition of management personnel.

         Depreciation, depletion and amortization increased to $280,000 in 2001 from $180,000 in 2000. These increases are primarily related to increased depletion resulting from increased production during 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and Administrative costs were $1,056,000 for 2001 and $697,000 for 2000. Such amounts include a portion of the management fee charged by BR Group; $249,000 for 2001 and $205,000 for 2000. The remainder of the management fee in 2000 of $35,000 was allocated to cost of sales.

         The balance of general and administrative expenses consists primarily of salary expense associated with the Company hiring a new President & CEO, a new Vice President; Sales & Marketing and of legal and accounting fees of $197,000 in 2001 and $276,000 in 2000. The increase in professional fees was due to additional reporting requirements in connection with completing the filing of a 1934 Act Registration Statement in 2000 and 2001.

OTHER EXPENSE

         Other expense decreased to $(7,861) in 2001 as compared to $(58,542) in 2000 due to a gain on the sale of the Harlan County Wells and interest expense decreasing with the continued reduction in associated debt.

INCOME TAXES

         BR Energy provided for Federal and state income tax (expense) benefit of $99,079 and $(2,100) in 2001 and 2000, respectively. These amounts represent effective tax rates of 28% and 33% in each of those years, respectively. In 2001 and 2000, BR Energy had tax deductions for Intangible Drilling Costs resulting in tax credits of $271,000 and $273,000, respectively. These tax credits were utilized, whenever possible, in order to reduce the cash impact of income taxes.

         At December 31, 2001, the Company had $1,474,000 of its Federal NOL remaining to reduce its future taxable net income.

BALANCE SHEET REVIEW

ASSETS

         BR Energy's current assets increased 27.4% to $1,770,000 at the end of 2001 from $1,448,000 at the end of 2000. The increase in 2001 was primarily caused by increases in cash and accounts receivable generated by ongoing operations.

         BR Energy's drilling advances were the primary cause of the 17.6% increase in cash to $1,081,000 and its daily operations were cause of the 27.7% increase in accounts receivable from managed limited partnerships, trade and other accounts receivable at the end of 2001 as compared to the end of 2000. Property and equipment (net) decreased at the end of 2001 as compared to the end of 2000 due primarily to the acquisition of undeveloped oil and gas leases being more than offset by the sale of the Harlan County Wells as previously discussed as well as allowances for depreciation, depletion and amortization.

LIABILITIES

         BR Energy's current liabilities increased 70.6% to $2,130,000 at year-end 2001 from $1,249,000 at the end of 2000 primarily as a result of an increase in drilling advances and accounts payable generated by ongoing operations.

         The tax effect of significant temporary differences representing net deferred taxes was $53,000 and $152,000 at December 31, 2001 and December 31, 2000, respectively. For further information regarding income taxes see Note 7 of the Financial Statements.

         During 1999, BR Energy entered into various long-term notes payable, secured by drilling equipment, in order to purchase drilling equipment. The balance due under these notes at December 31, 2001, is approximately $311,000.

STOCKHOLDERS' EQUITY

         Total capital invested in BR Energy for Common and Preferred Stock increased $54,800 to $5,718,000 at year-end 2001 from $5,663,000 at the end of 2000 primarily as a result of the exercise of 1,000,000 common stock warrants by BR Group. Approximately 646,000 shares of Preferred Stock were converted into 646,000 shares of Common Stock during 2001 and 2000. For further information regarding the capital structure of BR Energy see Note 9 of the Financial Statements.

         After recording a net loss of $(256,000) and paying dividends of $(182,000) on its preferred stock, BR Energy's retained earnings declined 19.8% to an accumulated deficit of $2,675,000 at December 31, 2001 from an accumulated deficit of $2,237,000 at December 31, 2000.

CAPITAL RESOURCES AND LIQUIDITY

         BR Energy's current ratio (current assets / current liabilities) was
0.83 to 1 in 2001 and 1.16 to 1 in 2000. Such calculations include the accounts receivable from managed oil and gas drilling partnerships ($426,000 in 2001 and $373,000 in 2000) and advances to (from) related parties ($(83,000) in 2001 and $17,000 in 2000). The change in the current ratio from 2001 to 2000 was due primarily to the use of funds in the acquisition of oil and gas properties.

         BR Energy's primary source of cash in 2001 was derived from the sale of oil and gas limited partnerships and the operation of drilling rigs and oil and gas sales. Without these sources of cash, BR Energy would not have adequate sources of cash for its operations. While BR Energy expects that its revenue sources will not significantly change in 2001, BR Energy will be increasing its emphasis on drilling and developing oil and gas properties in order to increase its revenue from oil and gas production.

         During the years ended December 31, 2001 and 2000, BR Energy has relied upon net inflows of cash generated by its operating activities to fund the purchase of assets and its expansion. Generally speaking, management intends to fund further growth with equity transactions and improved cash flows from operations.

         As of December 31, 2001, the Company had sufficient cash to satisfy its operating needs for a period of 90 days or longer. The Company plans to continue funding its operating needs by sponsoring 3 to 5 limited partnership oil and gas drilling programs a year.

7. FINANCIAL STATEMENTS

         The response to this item is set forth herein in a separate section of this Report, beginning on Page F-1.

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         At its Board Meeting of December 14, 2001, the Board of Directors of Blue Ridge Energy, Inc. (the Company) engaged the accounting firm of Ernst & Young LLP as the Company's independent certifying accountants for the year ended December 31, 2001. The work of Looney, Samson & Associates, P.L.L.C. was terminated as of the Form 10-QSB for September 30, 2001 and Looney, Samson & Associates, P.L.L.C. were notified of the termination on December 14, 2001. The reports of Looney, Samson & Associates, P.L.L.C. on the Company's consolidated financial statements for each of the two years ended December 31, 2000 and 1999, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the two years in the period ended December 31, 2000, and the subsequent interim period preceding the termination of Looney, Samson & Associates, P.L.L.C. on December 14, 2001, there were no disagreements with Looney, Samson & Associates, P.L.L.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Looney, Samson & Associates, P.L.L.C., would have caused the firm to make reference to the matter of the disagreement in their reports. During the two years in the period ended December 31, 2000 and the subsequent interim period preceding the termination of Looney, Samson & Associates, P.L.L.C. on December 14, 2001, no reportable events occurred in connection with the relationship between Looney, Samson & Associates, P.L.L.C. and the Company.


                                    PART III

         The information called for by items 9, 10, 11, and 12 of Part III is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. Such information is incorporated herein by reference.

13. EXHIBITS AND REPORTS ON FORM 8K

        (3)(i) Articles of Incorporation of Blue Ridge Energy, Inc. Incorporated by reference to Amendment no. 7 to Form 10SB
        (3)(ii) Bylaws of Blue Ridge Energy, Inc. Incorporated by reference to Amendment no. 7 to Form 10SB
         23.1 Consent of Independent Consulting Engineer (R. A. Lenser & Associates)
         23.2.   Consent of Independent Consulting Engineer (Wright & Company)
         99.1 Letter of former Accountant, incorporated by reference to the Form 8-K dated December 20, 2001

                                     PART IV

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Blue Ridge Energy, Inc. Registrant
Date: March 30, 2002

By:                   /s/ JAMES T. COOK, JR.
    -------------------------------------------------
                      James T. Cook, Jr.
          DIRECTOR, SENIOR VICE PRESIDENT-FINANCE AND
                    CHIEF FINANCIAL OFFICER

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Blue Ridge Energy, Inc.
Bowling Green, Kentucky

We have audited the accompanying balance sheet of Blue Ridge Energy, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Blue Ridge Energy's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Blue Ridge Energy, Inc. for the year ended December 31, 2000 were audited by other auditors whose report dated March 28, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Energy, Inc. as of December 31, 2001, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
Louisville, Kentucky
March 15, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Blue Ridge Energy, Inc.
Bowling Green, Kentucky

We have audited the accompanying balance sheet of Blue Ridge Energy, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of Blue Ridge Energy's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Energy, Inc. as of December 31, 2000, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

Looney, Samson & Associates, P.L.L.C.
Dallas, Texas
March 28, 2001

                             BLUE RIDGE ENERGY, INC.

                                 BALANCE SHEETS

DECEMBER 31,                                                                         2001              2000

ASSETS
CURRENT ASSETS:
   Cash......................................................................    $ 1,081,096       $   918,963
   Accounts Receivable:
      Managed Limited Partnerships...........................................        426,420           373,367
      Trade and Other........................................................         72,098             9,302
   Advances to Related Parties...............................................             --            17,155
   Prepaid Expenses and Other Current Assets.................................        190,053           129,048
                                                                                 -----------       -----------
      Total Current Assets...................................................      1,769,667         1,447,835
PROPERTY AND EQUIPMENT, NET..................................................      3,667,656         3,675,603
OTHER NONCURRENT ASSETS......................................................            490               490
                                                                                 -----------       -----------
      TOTAL ASSETS...........................................................    $ 5,437,813       $ 5,123,928
                                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses.....................................    $   265,238       $    43,251
   Drilling Advances.........................................................      1,469,811           918,000
   Advances From Related Parties.............................................         83,469                --
   Current Portion of Long Term Debt.........................................        311,955           287,314
                                                                                 -----------       -----------
      Total Current Liabilities..............................................      2,130,473         1,248,565
Long Term Debt...............................................................        211,962           297,631
Deferred Income Taxes........................................................         52,751           151,830
                                                                                 -----------       -----------
      Total Liabilities......................................................      2,395,186         1,698,026
COMMITMENTS AND CONTINGENCIES  (Notes 8 and 9).................................           --                --
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 60,750 and
   430,000 shares issued and outstanding
      at December 31, 2001 and 2000, respectively
      (liquidation preferences of $304,000 in 2001 and $2,150,000 in 2000.)..             61               430
Common stock, $0.005 par value; 20,000,000 shares authorized;
   7,455,344 and 6,084,494 shares issued and outstanding at
   December 31, 2001 and 2000, respectively..................................         37,277            30,422
Additional Paid-In Capital...................................................      5,680,284         5,631,970
Accumulated Deficit..........................................................     (2,674,996)       (2,236,920)
                                                                                 -----------       -----------
   Total Stockholders' Equity................................................      3,021,734         3,425,902
                                                                                 -----------       -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................    $ 5,437,812       $ 5,123,928
                                                                                 ===========       ===========

    The accompanying notes are an integral part of these financial statements

                             BLUE RIDGE ENERGY, INC.

                            STATEMENTS OF OPERATIONS


DECEMBER 31,                                       2001              2000

OPERATING REVENUES:
Turnkey Contract Sales......................... $ 2,639,298       $ 2,706,569
Management Fees................................          --            87,481
Contract Drilling Sales........................   1,847,086         1,332,068
Oil and Gas Sales..............................     176,447           162,130
                                                -----------       -----------
   Total Operating Revenues....................   4,662,831         4,288,248

OPERATING COSTS AND OTHER EXPENSES:
Turnkey Contract Costs.........................   1,772,847         2,009,641
Lease Operating Expenses.......................      58,343            47,224
Contract Drilling Costs........................   1,562,055         1,102,936
Impairment, Abandonment and Dry Hole Costs.....          --           166,799
Depreciation, Depletion and Amortization.......     280,201           178,237
Marketing Costs................................     280,894            21,299
General and Administrative Costs...............   1,056,118           697,207
                                                -----------       -----------
   Total Operating Costs.......................   5,010,458         4,223,343
                                                -----------       -----------
OPERATING INCOME (LOSS)........................    (347,627)           64,905

OTHER INCOME (EXPENSE):
Interest Income................................          --             1,957
Interest Expense...............................     (46,234)          (60,499)
Gain on Sale of Oil and Gas Properties.........      38,373                --
                                                -----------       -----------
   Total Other Expense.........................      (7,861)          (58,542)
                                                -----------       -----------
INCOME (LOSS) BEFORE TAXES.....................    (355,488)            6,363
Income Tax Benefit (Provision).................      99,079            (2,100)
                                                -----------       -----------
NET INCOME (LOSS).............................. $  (256,409)      $     4,263
                                                ===========       ===========
EARNINGS/(LOSS) PER COMMON SHARE:
Basic.......................................... $     (0.07)      $     (0.06)
Diluted........................................ $     (0.07)      $     (0.06)
                                                -----------       -----------
Weighted Average Common Shares Outstanding.....   6,668,544         5,912,806
                                                -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                             BLUE RIDGE ENERGY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                         PREFERRED STOCK               COMMON STOCK
                                       NO. OF                       NO OF                   ADDITIONAL     ACCUMULATED
                                       SHARES        AMOUNT        SHARES        AMOUNT   PAID-IN CAPITAL    (DEFICIT)      TOTAL

DECEMBER 31,1999....................    636,950   $       637     5,809,794   $    29,049  $ 5,446,877    $(1,886,543)  $ 3,590,020
Conversion of Preferred Stock.......   (274,700)         (274)      274,700         1,373       (1,099)            --
Sale of Stock Series D..............     67,750            67                                  186,192                      186,259
Dividends Paid on Preferred Stock...         --            --            --            --           --       (354,640)     (354,640)
Net Income (Loss)...................         --            --            --            --           --          4,263         4,263
                                    -----------   -----------   -----------   -----------  -----------    -----------   -----------
DECEMBER 31,2000....................    430,000           430     6,084,494        30,422    5,631,970     (2,236,920)    3,425,902
Issuance of Preferred Stock.........      1,600            16            --            --        4,784             --         4,800
Conversion of Preferred Stock.......   (370,850)         (385)      370,850         1,855       (1,470)            --            --
Exercise of Warrants................         --            --     1,000,000         5,000       45,000             --        50,000
Dividends Paid on Preferred Stock...         --            --            --            --           --       (181,667)     (181,667)
Net Income (Loss)...................         --            --            --            --           --       (256,409)     (256,409)
                                    -----------   -----------   -----------   -----------  -----------    -----------   -----------
DECEMBER 31, 2001...................     60,750   $        61     7,455,344   $    37,277  $ 5,680,284    $(2,674,996)  $ 3,021,734
                                    ===========   ===========   ===========   ===========  ===========    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             BLUE RIDGE ENERGY, INC.

                            STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                                                       2001              2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)......................................................................  $  (256,409)   $     4,263
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from Operating Activities:
   Depreciation, Depletion and Amortization............................................      280,201        178,237
   Impairment. Dry Holes and Abandonment Losses........................................           --        166,799
Changes in Operating Assets and Liabilities:
   Deferred Income Taxes...............................................................      (99,079)         2,100
   Accounts Receivable.................................................................     (115,849)        28,473
   Prepaid Expenses....................................................................      (61,005)      (129,048)
   Accounts Payable and Accrued Expenses...............................................      221,987        (47,584)
   Drilling Advances...................................................................      551,811        918,000
                                                                                         -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............................................      521,657      1,121,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in Advances to Affiliate......................................................      100,624        610,149
Decrease in Other Noncurrent Assets....................................................           --         10,320
Sale of Oil and Gas Properties.........................................................      587,949             --
Purchase of Oil and Gas Properties and Equipment.......................................     (860,202)      (842,033)
                                                                                         -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES..................................................     (171,629)      (221,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable............................................................           --        188,675
Payments on Long Term Debt.............................................................      (61,028)      (132,472)
Exercise of Common Stock Warrants......................................................       50,000             --
Issuance of Preferred Stock............................................................        4,800        186,259
Dividends Paid.........................................................................     (181,667)      (354,640)
                                                                                         -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES..................................................     (187,895)      (112,178)
NET INCREASE IN CASH...................................................................      162,133        787,498
                                                                                         -----------    -----------
CASH AT BEGINNING OF PERIOD............................................................      918,963        131,465
                                                                                         -----------    -----------
CASH AT END OF PERIOD..................................................................  $ 1,081,096    $   918,963
                                                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest.................................................................  $    46,234    $    60,499
                                                                                         ===========    ===========
Cash Paid for Federal Income Taxes ....................................................  $        --   $         --
                                                                                         ===========   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Purchase of drilling rigs and equipment financed through
     reduction in advances to Blue Ridge Group ........................................  $        --   $    107,087
                                                                                         ===========   ============

   The accompanying notes are an integral part of these financial statements.

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

1.       OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

         Blue Ridge Energy, Inc. (the Company), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name of the Company to Blue Ridge Energy, Inc. in May, 1996. The Company has offices at 632 Adams Street, Suite 710, Bowling Green, Kentucky, 42101. The Company is engaged in the oil and gas business, primarily in Texas, Kentucky, New Mexico and West Virginia. The Company sponsors oil and gas drilling partnerships through which it raises money for the drilling of oil and gas wells and participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. The Company also owns two drilling rigs. These rigs are used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. The rigs are operated on behalf of the Company by an affiliate, Blue Ridge Group, Inc. The Company also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. These acquisitions are funded by a combination of the profits earned from sponsoring oil and gas drilling programs, the profit earned from contract drilling and from the proceeds of private offerings of preferred stock. The Company intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs, and as an independent producer of oil and gas.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Goodwill and Other Intangible Assets

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

         The Company adopted the provisions of SFAS 142, as required, effective January 1, 2002. SFAS 142, as part of its adoption provisions, requires a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets prior to June 30, 2002 and any resulting impairment loss be reported as a change in accounting principle. The Company will not

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

have an impairment loss to be recorded in 2002 as a result of adoption because the Company currently does not have any goodwill or other indefinite-lived intangible assets on its balance sheet.

         In general, application of the new provisions may result in more income statement volatility due to potential periodic recognition of impairment losses, which are likely to vary in amount and regularity, for goodwill and other indefinite-lived intangible assets, versus reducing those assets through the recognition of recurring, consistent amortization amounts.

ACCOUNTING FOR LONG-LIVED ASSETS

         SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company January 1, 2002 and are not expected to have a material impact on the Company's results of operations, financial position, or liquidity.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt Statement 143 on January 1, 2003. Due to the number of operating facilities that the Company maintains and the extensive number of documents that must be reviewed and estimates that must be made to assess the effects of the Statement, the expected impact of adoption of Statement 143 on the Company's financial position or results of operations has not yet been determined.

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

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)

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

         (3)     costs to drill and equip development wells, and

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

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)

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

OTHER DISPOSITIONS

         Upon disposition or retirement of property and equipment other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income. The Company recognizes the gain or loss on the sale of either a part of a proved oil and gas property or of an entire proved oil and gas property constituting a part of a field upon the sale or other disposition of such. The unamortized cost of the property or group of properties, a part of which was sold or otherwise disposed of, is apportioned to the interest sold and interest retained on the basis of the fair value of those interests. During October 2001 the Company sold nine wells located in Harlan County, Kentucky for $468,750 resulting in a gain of $38,373.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company follows the provisions of Statement of Accounting Standards
(SFAS) No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%. The following expected future prices were used to estimate future cash flows to assess properties for impairment.


OIL PRICE PER BBL                     2001        2000

Year 1                              $   23.63   $   26.12
Year 2                                  26.00       26.12
Year 3                                  26.00       26.12
Year 4                                  26.00       26.12
Thereafter                              26.00       26.12
Maximum                                 26.00       26.12

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)


GAS PRICE PER MCF                     2001        2000

Year 1                              $   3.78    $   5.82
Year 2                                  4.25        5.82
Year 3                                  4.75        5.82
Year 4                                  5.25        5.82
Thereafter                              5.75        5.82
Maximum                                 6.25        5.82

         Oil and gas expected future price estimates were based on prices at each year-end. Expected future prices were escalated if such prices were unusually low at year-end compared to historical averages. These prices were applied to production profiles of proved developed reserves at December 31, 2001 and 2000. The Company's price assumptions change based on current industry conditions and the Company's future plans.

         During 2000, the Company recognized impairments, abandonments and dry holes of $166,799. The impairment was determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

EARNINGS PER COMMON SHARE

         The Company's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the years ended December 31, 2001 and 2000:


BASIC EPS COMPUTATION                                                         2001

Net Income (Loss)                                                          $(266,855)
Less: Preferred Stock Dividends                                             (181,667)
                                                                           ---------
Loss Available to Common Stockholders                                      $(448,522)
                                                                           =========


DATES                                            SHARES          FRACTION           WEIGHTED
OUTSTANDING                                    OUTSTANDING       OF PERIOD      AVERAGE SHARES

January 1-December 31                            6,084,494         100.0%           6,084,494
Exercise of Common Stock Warrants                1,000,000          50.0%             500,000
Conversion of Preferred Stock Mar.-Dec.            370,850          22.7%              84,050
                                             -------------                         ----------
Weighted Average Shares                          7,455,344                          6,668,544
                                             =============                         ==========
Basic EPS (Loss)                                                                   $    (0.07)
                                                                                   ==========


BASIC EPS COMPUTATION                                                         2000

Net Income (Loss)                                                          $   4,263
Less: Preferred Stock Dividends                                             (354,640)
                                                                           ---------
Loss Available to Common Stockholders                                      $(350,377)
                                                                           =========

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)

DATES                                             SHARES         FRACTION            WEIGHTED
OUTSTANDING                                     OUTSTANDING      OF PERIOD        AVERAGE SHARES

January 1-December 31.......................      5,809,794         100.0%           5,809,794
Conversion of Preferred Stock Feb.-July.....        274,700          37.5%             103,012
                                              -------------                         ----------
   Weighted Average Shares..................      6,084,494                          5,912,806
                                              =============                         ==========
Basic EPS (Loss)                                                                    $    (0.06)
                                                                                    ==========

         The following supplemental information presents the Company's pro forma earnings per share assuming that all preferred stock was converted to common stock as of December 31, 2000. As the Company recorded a loss in 2001, Common share equivalents outstanding would be anti-dilutive, and as such, no proforma information is required for 2001.


                                                                                  DECEMBER 31,
                                                                                      2000

Net Income (Loss)............................................................     $     4,263
Preferred stock dividends paid...............................................        (354,640)
Pro forma preferred stock dividends avoided .................................         354,640
                                                                                  -----------
Pro forma Net Income available for common stockholders.......................     $     4,263
                                                                                  ===========
Weighted average shares outstanding..........................................       5,912,806
Pro forma conversion of all preferred stock as of the beginning of year......         533,938
                                                                                  -----------
Pro forma weighted average shares outstanding................................
   assuming conversions of all preferred stock...............................       6,446,744
                                                                                  ===========
Pro forma earnings (loss) per common share...................................     $      0.00
                                                                                  ===========


         The preceding pro forma EPS disclosure in presented to enable the user of the financial statements to determine the effect of the conversion of potential common shares outstanding into common shares. Each share of the Series D Preferred Stock converts automatically into common stock two years from issuance or effective when a Securities Act Registration Statement for the common stock is filed with the SEC, whichever occurs first. All of the Company's Preferred Stock will be converted to Common Stock by April 2002.

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

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified in the financial statements and accompanying notes to conform with the current year presentation.

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)

2. AFFILIATED OIL AND GAS PARTNERSHIPS

   The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $2,639,468 and $2,706,569 during 2001 and 2000, respectively. During 2000, the Company received a management fee from some of the partnerships for its services in connection with the selection of the joint venture prospects and the initial operations of the joint venture. Management fees earned during the year ended December 31, 2001 and 2000 amounted to $-0- and $87,481, respectively.

   Included in the Company's financial statements are contributions made to the various Company sponsored oil and gas partnerships. The Company has allocated, on a pro rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts. At December 31, 2001 and 2000, the various partnerships owed the Company $426,590 and $373,367, respectively, for amounts due the Company for turnkey drilling services, performed on behalf of the partnerships. At year end 2001 and 2000, the Company had no liability to the partnerships for capital contributions.

   As of December 31, 2000, the Company had advanced the Blue Ridge Development Plus 2000 partnership $254,000. In addition, on December 31, 2000, the Company purchased a 25.5% interest in the Blue Ridge Development Plus 2000 partnership for $260,000. During 2000, the Company received advances from the Blue Ridge Energy Development Plus 2000 partnership as prepayment of drilling fees for services to be performed by the Company during 2001. At December 31, 2000, the amount of the advanced funds was $918,000, which was reduced to $-0- at December 31, 2001 by the performance of the required services by the Company.

   As of December 31, 2001, the Company had received advances totaling $1,469,811 from the Blue Ridge Development 2001-II, Ltd. partnership as prepayment of drilling fees for services to be performed by the Company during 2002.

3. RELATED PARTY TRANSACTIONS

A. COMMON STOCK TRANSACTIONS

   As of December 31, 2001, there are 7,455,344 shares of common stock issued and outstanding. A total of 4,141,133 shares are held by BR Group and the remainder of 3,314,211 shares are held by approximately 600 shareholders.

B. ADVANCES FROM/TO RELATED PARTIES

   During 1998, the Company agreed to participate with BR Group in the acquisition and development of oil and gas properties in the Appalachian Basin of Kentucky. The Company advanced $1,300,000, bearing interest at 12% per annum, to BR Group related to these acquisitions. During the first quarter of 2000, BR Group reduced this obligation to $-0- and the Company earned interest income under this arrangement of $1,957. The Company had an account receivable from Blue Ridge Group of $11,868 at December 31, 2000 and an account payable to BR Group of $83,469 at December 31, 2001.

C. MANAGEMENT FEE ARRANGEMENTS

   BR Group provides various management, administrative, accounting and geological services for the Company at a rate of $20,750 per month which has been determined on a proportional basis because specific identification of expenses is not practical. Management believes that this cost allocation method of expenses is reasonable and that this management fee represents the fair market value of the services rendered.

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)

D. TURNKEY DRILLING CONTRACTS

   The Company enters into turnkey drilling contracts with its privately sponsored oil and gas partnerships to drill oil and gas wells. The Company also enters into turnkey drilling contracts with BR Group to contract out the drilling and completion operations of all of its oil and gas wells. Both the Company and BR Group anticipate making a profit under these turnkey drilling contracts. During 2001 and 2000, BR Energy paid BR Group $-0- and $1,606,339, respectively, for these turnkey drilling and completion services. See Footnote 2 for additional disclosure.

E. PURCHASE OF DRILLING EQUIPMENT FROM BR GROUP

   During 2000, the company purchased additional ancillary drilling equipment from BR Group for $107,007.

F. MANAGEMENT OF DRILLING RIGS

   The Company contracts with BR Group to manage and operate the two drilling rigs it purchased in 1999. BR Group collects all drilling revenues and pays all expenses related to the drilling operations and accounts to BR Energy on a periodic basis for the net profits from operations for the two rigs owned by BR Energy. The Company reported revenues of $1,847,086 and $1,332,068 and costs of $1,562,055 and $1,102,936 from the operation of the drilling rigs for the years ended December 31, 2001 and 2000, respectively.

G. FEES TO BROKER DEALER

   The Company has an affiliated broker dealer, Ridgemont Securities, Inc., that raised some of its funds through private placement offerings for oil and gas wells. BR Energy and the oil and gas partnerships paid $-0- and $299,580, respectively in each of the years ended December 31, 2001 and 2000 to Ridgemont Securities, Inc. for commission fees and expenses.

4. PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, consisted of the following at December 31, 2001 and 2000:


                                                                       2001                  2000
Proved Oil and Gas Properties..................................    $ 1,296,651           $ 1,235,976
Wells in Progress..............................................        152,300               271,250
Undeveloped Oil and Gas Leases.................................        587,900               269,199
Drilling Rigs and Related Equipment............................      2,222,515             2,212,861
Furniture and Fixtures.........................................          2,173                    --
                                                                   -----------           -----------
                                                                     4,261,539             3,989,286
Less Accumulated Depletion, Depreciation and Amortization......       (593,884)             (313,683)
                                                                   -----------           -----------
                                                                   $ 3,667,655           $ 3,675,603
                                                                   ===========           ===========


         Depreciation, depletion and amortization expense was $280,201 and $178,237 during the years ended 2001 and 2000, respectively.

         During 2000, the Company provided for abandonment and dry hole costs of $166,799. Abandonment losses represent the abandonment of an entire group of development wells in a common geological structure which ceased to be economically productive.

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)

         The Company has pledged one of its drilling rigs and related equipment as collateral on the long term debt disclosed in Note 6.

         During March 2002, the Company sold one of its drilling rigs for approximately $580,000, thereby realizing a loss of approximately $3,000 on the sale.

5. PROPERTY ACQUISITIONS

         In April 2000 BR Energy entered into a participation agreement for a 50% working interest position in a prospect located in Lawrence County Kentucky. As of December 31, 2001, BR Energy's cost in undeveloped acreage associated with this prospect totaled $50,000.

         During September 2000, Blue Ridge Energy, Inc. entered into a joint venture agreement to acquire an undivided 50% interest in a leasehold estate covering approximately 18,000 acres in Morgan County, Kentucky. The total cost to acquire this leasehold interest was $137,899. The majority of these leases expire in mid-2002 and will require additional rental payments to hold the property. All future lease rentals will be borne 50% by BR Energy.

         In September 2001, BR Energy entered into a joint venture agreement with Hay Exploration, Inc. of Ashland, Kentucky to evaluate, explore and develop an 18,000 acre leasehold area of mutual interest ("AMI") in eastern Kentucky. The purchase price for BR Energy's 50% share was $850,000 and the AMI will be developed on a 50/50 basis and the two companies will equally share future lease acquisition, drilling and operating costs as well as the proceeds from sale of production. As of December 31, 2001, BR Energy had paid $581,104 of the $850,000 due for the purchase of the AMI.

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

         In November and December 2000, the Company formed an investment group to provide financing for the acquisition of an undivided 50% working interest in 18,000 acres in Morgan County, Kentucky. The participants to the agreement provided $146,000 in direct financing through 12% unsecured notes due in one year and were extended for an additional year in November and December 2001. Interest is due and payable monthly. The participants will receive a pro rata 1% Carried Working Interest in every well drilled on the subject property.

         The Company has entered into various notes payable with former partnership investors to purchase their partnership interests. As of December 31, 2001, the remaining balance due on these notes was $66,500.

         The aggregate amount of required payments as of December 31, 2001 is as follows:


   2002....................................     $348,711
   2003....................................      175,564
   2004....................................       49,839
                                                --------
                                                 574,114

Less-amount representing interest..........       50,197
                                                --------
Principal balance at December 31, 2001.....     $523,917
                                                ========


                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)

7. INCOME TAXES

         The following reconciles the Company's Federal and State Income tax provision with the expected provision obtained by applying statutory rules to pre-tax income:


                                                           2001               2000
                                                        ---------           --------
Expected Tax Provision (Benefit).....................   $(120,866)          $   2,482
Effects of Various Permanent Items and Other.........      21,769                (382)
                                                        ---------           ---------
Tax Provision (Benefit)..............................   $ (99,079)          $   2,100
                                                        =========           =========


The tax effect of significant temporary differences representing the net deferred tax liability at December 31, were as follows:



                                                     2001               2000
                                                 ----------           --------
Net Operating Loss Carryforward.................  $ 560,221           $ 322,440
Intangible Drilling Costs.......................   (270,297)           (272,840)
Depletion, Depreciation and Amortization........   (342,675)           (201,430)
                                                  ---------           ---------
Net Deferred Tax Liability......................  $ (52,751)          $(151,830)
                                                  =========           =========


Income Tax Expense (Benefit) consists of the following components:


                                       2001               2000
                                     --------           --------
  Current - Federal...............   $     --           $     --
  Current - State                          --                 --
Deferred .........................    (99,079)             2,100
                                     --------           --------
Total Tax Expense (Benefit).......   $(99,079)          $  2,100
                                     ========           ========


         At December 31, 2001, the Company had a net operating loss carry forward of approximately $1,474,000 to offset future taxable income. This net operating loss carry forward will begin expiring in 2020 unless utilized sooner.

8. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         The Company has agreed to automatically convert all shares of preferred stock outstanding effective when a Securities Act Registration Statement for the Company's common stock is filed with the SEC, or two years from issuance, whichever comes first. All of the Company's Preferred Stock will be converted to Common Stock by April, 2002.

         Neither BR Energy nor any of its properties is subject to any material pending legal proceedings. From time to time, BR Energy may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of the company.

CONTINGENCIES

         The Company's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, the Company maintains general liability insurance coverage of approximately $10 million per occurrence and in the aggregate. The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations. As of December 31, 2001, the Company had no significant customers or suppliers, other than Blue Ridge Group, which could have a significant adverse effect on the Company's operations.

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)

         The Company conducts its banking relations with two local financial institutions and does not anticipate any significant problems with future credit extensions. A significant amount of the Company's operating funds are maintained in two local banks insured by the FDIC.

9. STOCKHOLDERS' EQUITY

         The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. The total number of shares of stock which the Company initially had the authority to issue was 20,000,000 shares being designated as common stock. As of December 31, 2001, the Company was authorized to issue 25,000,000 shares of stock, 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

COMMON STOCK AND WARRANTS

         As of December 31, 2000, BR Group held warrants to purchase 4,000,000 additional shares of the Company's common stock at $0.05 per share. During April 2001, 3,000,000 of these warrants were surrendered by BR Group and cancelled. On June 29, 2001, BR Group exercised the remaining warrants and purchased 1,000,000 shares of the Company's common stock. As of December 31, 2001, BR Group has -0-warrants remaining for the purchase of the Company's common stock.

         In September 2001, the Company issued 190,000 warrants for the purchase of Common Stock in connection with the sale of units in the Blue Ridge Development Plus 2000 Limited Partnership. The warrants are exercisable as follows:

         Date                   Shares               Price
    ----------------          -----------          ----------
    10/2001 - 9/2002            190,000               $4.00
    10/2002 - 9/2003            152,000               $5.00
    10/2003 - 9/2004            126,666               $6.00

         Based upon the Company's Black Scholes evaluation, the fair value of these warrants is insignificant.

STOCK OPTIONS

         On August 8, 2001 the Shareholders of the Company approved the Blue Ridge Energy Stock Option Plan (the Plan) which allows for the granting of stock options to eligible employees and directors. The Company accounts for the Plan in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, the Company has not recognized compensation expense for stock options granted.

         The stock option plans originally authorized the issuance to officers, directors, and key employees of up to 1,000,000 options to purchase shares of common stock at the fair value of the common stock on the date of grant. These options generally become exercisable 33% annually beginning on the date of grant and expire not later than ten years from the date of grant.

A summary of stock option activity follows:


                           Option Shares Available for                                    Weighted-Average Price
                                     Grant                      Options Outstanding              Per Share
                           ---------------------------          -------------------       ----------------------
December 31, 2000                            --                             --                       --
  Authorized                          1,000,000                             --                       --
  Granted                              (500,000)                       500,000                    $1.70
  Forfeited                                  --                             --                       --
  Exercised                                  --                             --                       --
                                     ----------                     ----------                    -----
December 31, 2001                       500,000                        500,000                    $1.70
                                     ==========                     ==========                    =====


The weighted average remaining contractual life of shares outstanding at December 31, 2001 is 9.33 years.

         For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted in 2001 was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than the Company's employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)

affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

         Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, net loss and diluted loss per share would have been $300,000 and $0.08 for 2001. The effects of applying SFAS No. 123 in 2001 may not be representative of the pro forma impact in future years.

The following weighted-average assumptions were used in the option-pricing model:

             Risk free interest rate                       5.5%
             Expected option life                        10 years
             Expected dividend yield                         0%
             Volatility factor                             .841
             Weighted average grant date fair
                  value of options                         $1.70

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

         At December 31, 2001 and 2000, there were 60,750 and 430,000 shares of Series D Stock issued and outstanding, respectively.

         A summary of the common and preferred stock account at December 31, 2001 is as follows:


                                                                                                        ADDITIONAL
                                         SHARES                              PAR VALUE                   PAID IN
                            AUTHORIZED   ------   ISSUED          PER SHARE  --------- TOTAL             CAPITAL
                            ----------            ------          ---------            -----            ----------
Common...................   20,000,000           7,455,344          $0.005          $   32,277          $5,376,595
Preferred Series D.......    5,000,000              60,750          $0.001                  61             303,689


                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)

COMMON STOCK WARRANTS

         The following table discloses warrants issued as of December 31, 2001:


TITLE OF                               AGGREGATE AMOUNT          DATE FROM            PRICE AT              ISSUED
ISSUE OF                                 OF SECURITIES        WHICH WARRANTS       WHICH WARRANTS             IN
SECURITIES                          CALLED FOR BY WARRANTS    ARE EXERCISABLE      ARE EXERCISABLE      CONNECTION WITH
----------                          ----------------------    ---------------      ---------------      ---------------
WARRANTS ISSUED

Series D Preferred.....................     267,700            May 31, 1998       $1.00 for 1 share
Stock Warrants.........................    Warrants               through              of BREY             Series D
                                                               May 31, 2003         Common Stock        Preferred Stock

Series D2 Preferred....................     429,900            June 8, 2000       $1.00 for 1 share
Stock Warrants.........................    Warrants               through              of BREY             Series D2
                                                               May 31, 2004         Common Stock        Preferred Stock

Series E...............................     632,133           January 1, 2000     $3.00 for 1 share    Sale of units in
Stock Warrants.........................    Warrants               through              of BREY           1998 Year End
                                                              January 1, 2004       Common Stock       Drilling Program

Series F...............................     335,728           March 27, 2000      $3.00 for 1 share   Exchange for proved
Stock Warrants.........................    Warrants               through              of BREY          properties from
                                                              March 27, 2005        Common Stock      Paluxy Partnership

Series F...............................     521,208           March 27, 2000      $3.00 for 1 share   Exchange for proved
Stock Warrants.........................    Warrants               through              of BREY          properties from
                                                              March 27, 2005        Common Stock         Sherman Moore

Series G...............................     600,000           November, 2000      $3.00 for 1 share   Exchange for proved
Stock Warrants.........................    Warrants               through              of BREY          properties from
                                                               October, 2002        Common Stock       Cumberland Gap 10
                                                                                                          Partnership

Series G...............................     368,300           November, 2000      $3.00 for 1 share   Exchange for proved
Stock Warrants.........................    Warrants               through              of BREY          properties from
                                                               October, 2002        Common Stock      Harlan Cnty Ptnshp

Series G...............................      82,500           November, 2000      $3.00 for 1 share      Sale of units
Stock Warrants.........................    Warrants               through              of BREY           in Mid South
                                                               October, 2002        Common Stock          Partnership

Series G...............................     438,262           November, 2000      $3.00 for 1 share    Sale of units in
Stock Warrants.........................    Warrants               through              of BREY          B. U. Ranch #1
                                                               October, 2002        Common Stock          Partnership

Series H...............................     190,000            January 2002       During 2002 $4.00    Sale of units in
Stock Warrants.........................    Warrants               through         During 2003 $5.00   Blue Ridge Development
                                                               January 2005       During 2004 $6.00    Plus 2000 Partnership
                                                                                   for 1 share of
                                                                                  BREY Common Stock


These Warrants have not been registered with the SEC and accordingly, are restricted as to sale under Rule 144.

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)

10. SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING PROPERTIES (UNAUDITED)

Costs incurred in oil and gas acquisition, exploration and development activities:


                                                               2001              2000
                                                             -------           -------
Acquisition of properties
         -Proved.......................................      $     --          $     --
         -Unproved.....................................       462,834           294,199
Exploration costs......................................            --                --
Development costs......................................       228,150            32,000
Company's share of equity method investee costs of
   property acquisition exploration and development....       125,870           306,676
                                                             --------          --------
                                                             $816,854          $632,875
                                                             ========          ========



         Results of Operations for Oil and Gas Producing Activities for the Years ended December 31, 2001 and 2000:


                                                                          (UNAUDITED)         (UNAUDITED)
                                                                              2001                2000

Oil and gas sales.......................................................   $ 176,447           $ 162,130
Gain on sale of oil and gas leases......................................          --                  --
Production costs........................................................     (58,343)            (47,224)
Exploration expenses....................................................          --            (166,799)
Depreciation, depletion, and amortization and valuation provision.......    (136,201)            (34,191)
                                                                           ---------           ---------
                                                                             (18,097)            (86,084)
Income tax effect.......................................................       4,525              29,268
                                                                           ---------           ---------
Results of operations for oil and gas producing activities
  (excluding corporate overhead and financing cost).....................   $ (13,572)          $ (56,816)
                                                                           =========           =========


11. RESERVE QUANTITIES (UNAUDITED)

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

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)

                                              OIL (BBLS)            GAS (MCF)
                                              ----------            ---------
Reserves-December 31, 1999...................     21,574              544,589
Revisions....................................      8,116              (57,829)
Purchase of minerals in place................         --                   --
Extensions...................................         85              572,957
Production...................................     (2,381)             (20,895)
                                              ----------           ----------
Reserves-December 31,2000....................     27,394            1,038,822
Revisions....................................    (14,745)            (184,535)
Purchase (Sale of Minerals in Place).........         --             (648,512)
Extensions...................................         --               79,020
Production...................................     (2,848)             (29,144)
                                              ----------           ----------
Reserves - December 31, 2001.................      9,801              255,651
                                              ==========           ==========
Proved Developed Reserves
       December 31, 1999.....................     21,574              544,589
                                              ----------           ----------
       December 31, 2000.....................     27,394              691,324
                                              ----------           ----------
       December 31, 2001.....................      9,801              255,651
                                              ----------           ----------


12. STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS No. 69:


                                                                              DECEMBER 31,          DECEMBER 31,
                                                                                  2001                  2000
                                                                              -------------         -------------
Future cash inflows....................................................       $ 1,024,608           $ 6,535,775
Future development costs...............................................            (2,400)             (194,751)
Future production costs................................................          (402,442)           (1,878,637)
Future income taxes....................................................          (154,941)           (1,114,950)
                                                                              -----------           -----------
Future net cash flows..................................................           464,825             3,347,437
    10% annual discount for estimated timing of cash flow..............          (203,096)           (1,699,724)
                                                                              -----------           -----------
Standardized measure of discounted future net cash flows...............       $   261,729           $ 1,647,713
                                                                              ===========           ===========

Changes in Standardized Measure of Discounted Future Net Cash Flows:
Standardized measure of discounted future net cash flows (beginning)...       $ 1,647,713           $   646,824
Sales of oil and gas, net of production costs..........................          (118,104)             (114,906)
Net changes in price and production costs..............................          (918,817)              988,037
Revisions of previous quantity estimates...............................          (358,128)              (33,868)
Change in future income taxes..........................................           960,009              (925,421)
Accretion of discount..................................................           (72,841)             (121,892)
Extensions and discoveries less related costs..........................           133,481             1,208,939
Purchases and (Sales) of minerals in place.............................        (1,011,584)                   --
                                                                              -----------           -----------
Standardized measure of discounted future net cash flows (ending)......       $   261,729           $ 1,647,713
                                                                              ===========           ===========


                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 2001 AND 2000 - (Continued)

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

13. FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

         The Company's operating activities can be divided into three major segments: turnkey drilling services for Company sponsored partnerships, contract drilling services and the operation of oil and gas properties. The Company earns income from drilling oil and gas wells for Company-sponsored drilling partnerships and retains an interest in each well. The Company also engages in providing contract drilling services for its limited partnerships and third parties. The Company charges Company sponsored partnerships and other third parties competitive industry rates for well operations and drilling services. Segment information for the years ended December 31, 2001 and 2000 is as follows:


                                                          DECEMBER 31,          DECEMBER 31,
                                                             2001                  2000
                                                          ------------          ------------
SEGMENT REVENUES:
    Turnkey Revenue and Related Partnership Fees........  $ 2,639,298           $ 2,794,050
    Contract Drilling Services..........................    1,847,086             1,332,068
    Oil and Gas Sales...................................      176,447               162,130
    Unallocated Amounts (1).............................           --                 1,957
                                                          -----------           -----------
    Total Revenues......................................  $ 4,662,831           $ 4,290,205
                                                          ===========           ===========
(1)      Interest income is not allocated in assessing
         segment performance

SEGMENT INCOME / LOSS BEFORE INCOME TAXES:
    Turnkey Income and Related Partnership Fees........   $   585,557           $   596,311
    Contract Drilling Services.........................       141,031                85,086
    Oil and Gas Production.............................       (18,097)               80,715
    Unallocated Amounts:
      General and Administrative.......................    (1,056,118)             (697,207)
      Interest Income (Expense), net...................       (46,234)              (58,542)
      Gain on Sale of Assets...........................        38,373                    --
                                                          -----------           -----------
    Total Income (Loss)................................   $  (355,488)          $     6,363
                                                          ===========           ===========

SEGMENT ASSETS:
    Turnkey Drilling Operations........................   $   689,060           $   484,615
    Contract Drilling Rig Operations...................     1,859,770             1,994,116
    Oil and Gas Production Operations..................     1,807,886             1,726,234
    Unallocated Amounts................................
      Cash.............................................     1,081,096               918,963
                                                          -----------           -----------
    Total Assets.......................................   $ 5,437,812           $ 5,123,928
                                                          ===========           ===========

EXPENDITURES FOR SEGMENT LONG-LIVED ASSETS
    Turnkey Operations.................................   $        --           $        --
    Contract Drilling Services.........................         9,654               107,087
    Oil and Gas Production Operations..................       813,002               632,875
                                                          -----------           -----------
    Total Expenditures.................................   $   822,656           $   739,962
                                                          ===========           ===========
