Form 10QSB
period 2002-03-31
BLUE RIDGE ENERGY INC
filed 2002-05-15
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

(Mark One)

   X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended             MARCH 31, 2002
                              -------------------------------------------------

         Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to
                               --------------------    -----------------------

                              BLUE RIDGE ENERGY, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            NEVADA                                       61-1306702
--------------------------------                    -----------------------
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

Yes ____X_____    No ____________


                APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,516,094 shares as of May 10, 2002.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

      FINANCIAL STATEMENTS OF REGISTRANT

          INDEX                                                      NUMBER
         Balance Sheets as of March 31, 2002
                  and December 31, 2001.                               2-3
         Statements of Income for the three
                  months ended March 31, 2002 and 2001.                  4
         Statements of Cash Flows for the three
                  months ended March 31, 2002 and 2001.                  5
         Notes to Financial Statements                                6-12

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-KSB of the Registrant for its fiscal year ended December 31, 2001.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS             13-16



                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  17
ITEM 2.  CHANGES IN SECURITIES                                              17
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    17
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17
ITEM 5.  OTHER INFORMATION                                                  17
ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K                                   17
SIGNATURES                                                                  17

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                    MARCH 31,    DECEMBER 31,
                                                      2002           2001
                                                   ---------     ------------

     ASSETS
     ------

     CURRENT ASSETS:
     Cash                                          $  232,650     $1,081,096
     Accounts Receivable:
        Managed Limited Partnerships                   56,969        426,420
        Trade and Other                                42,264         72,098
     Note Receivable                                  612,000           --
     Prepaid Expenses and Other Current Assets         95,053        190,053
                                                   ----------     ----------

              TOTAL CURRENT ASSETS                  1,038,936      1,769,667

     DEFERRED INCOME TAX ASSET                         15,899           --

     PROPERTY AND EQUIPMENT, NET                    3,669,666      3,667,656

     OTHER NONCURRENT ASSETS                              490            490
                                                   ----------     ----------
     TOTAL ASSETS                                  $4,724,991     $5,437,813
                                                   ==========     ==========







                   The accompanying notes are an integral part
                          of these financial statements

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                MARCH 31,       DECEMBER 31,
                                                                  2002             2001
                                                               -----------      -----------
     LIABILITIES AND
     STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
     Accounts Payable and Accrued Liabilities                  $   334,626      $   265,238
     Drilling Advances                                             655,002        1,469,811
     Advances from Related Parties                                 361,246           83,469
     Current Portion Long Term Debt                                302,469          311,955
                                                               -----------      -----------
              TOTAL CURRENT LIABILITIES                          1,653,343        2,130,473

     LONG TERM DEBT                                                169,816          211,962
     DEFERRED INCOME TAXES                                            --             52,751
                                                               -----------      -----------
              TOTAL LIABILITIES                                  1,823,159        2,395,186

     COMMITMENTS AND CONTINGENCIES (NOTE 5)                           --               --

     STOCKHOLDERS' EQUITY:
     Preferred Stock, $0.001 par value; 5,000,000
         shares authorized; 0 and 60,750 shares
         issued and outstanding at March 31, 2002
         and December 31, 2001, respectively (liquidation
         preference of $0 at March 31, 2002 and
         $304,000 at December 31, 2001)                               --                 61
     Common Stock, $0.005 par value; 20,000,000
         shares authorized; 7,516,094 and 7,455,344 shares
         issued and outstanding at March 31, 2002
         and December 31, 2001, respectively                        37,581           37,277
     Additional Paid-In Capital                                  5,680,041        5,680,284
     Accumulated Deficit                                        (2,815,790)      (2,674,996)
                                                               -----------      -----------
              TOTAL STOCKHOLDERS' EQUITY                         2,901,832        3,042,626
                                                               -----------      -----------
     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                      $ 4,724,991      $ 5,437,812
                                                               ===========      ===========






                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
     OPERATING REVENUES:                       2002            2001
                                           -----------      -----------
     Turnkey Contract Sales                $   835,000      $   468,000
     Contract Drilling Services                288,307          319,513
     Oil and Gas Sales                          45,825           75,617
                                           -----------      -----------
              Total Operating Revenues       1,169,132          863,130

     OPERATING COSTS AND
         OTHER EXPENSES:
     Turnkey Contract Costs                    543,005          303,571
     Drilling Services Costs                   249,904          342,876
     Lease Operating Costs                       7,852           24,975
     Depreciation, Depletion
        and Amortization                        54,000           36,000
     Marketing Costs                           196,195           86,187
     General and Administrative Costs          310,414          281,553
                                           -----------      -----------
              Total Operating Costs          1,361,370        1,075,162
                                           -----------      -----------
     OPERATING LOSS                           (192,238)        (212,032)

     OTHER EXPENSE:
     Interest Expense                           (9,140)         (11,275)
                                           -----------      -----------
              Total Other Expense               (9,140)         (11,275)
                                           -----------      -----------
     LOSS BEFORE TAXES                        (201,378)        (223,307)
     Income Tax Provision                       68,650           75,924
                                           -----------      -----------
     NET LOSS                              $  (132,728)     $  (147,383)
                                           ===========      ===========
     LOSS PER COMMON SHARE:
          Basic                            $     (0.02)     $     (0.03)
                                           ===========      ===========
          Diluted                          $     (0.02)     $     (0.03)
                                           ===========      ===========
     Weighted Average Common
              Shares Outstanding             7,485,719        6,084,869
                                           ===========      ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               2002             2001
                                                            -----------      -----------
  CASH FLOWS FROM
  OPERATING ACTIVITIES:
      Net Loss                                          $  (132,728)     $  (147,383)
      Adjustments to Reconcile Net Loss to
      Net Cash Flows from Operating Activities:
        Depreciation, Depletion and Amortization             54,000           36,000
        Deferred Taxes                                      (68,650)         (75,924)
 Change in Operating Assets and Liabilities:
        Accounts Receivable                                 399,285          310,548
        Drilling Advances                                  (814,809)        (468,000)
     Prepaid Expenses                                        95,000           51,503
        Accounts Payable
             and Accrued Liabilities                         69,388            9,248
                                                        -----------      -----------
  NET CASH USED IN
  OPERATING ACTIVITIES                                     (398,514)        (284,008)

  CASH FLOWS FROM
  INVESTING ACTIVITIES:
  (Decrease) Increase in Advances from Affiliate            277,777          (94,582)

  Purchase of Oil and Gas Properties                       (668,012)        (154,829)
                                                        -----------      -----------
  NET CASH USED IN
   INVESTING ACTIVITIES                                    (390,235)        (249,411)

  CASH FLOWS FROM
  FINANCING ACTIVITIES:
  Payments of Long Term Debt                                (51,632)         (26,016)
  Dividends Paid                                             (8,065)         (64,500)
                                                        -----------      -----------
  NET CASH USED IN
   FINANCING ACTIVITIES                                     (59,697)         (90,516)
                                                        -----------      -----------
  NET DECREASE IN CASH                                     (848,446)        (623,935)
  CASH AT BEGINNING OF PERIOD                             1,081,096          918,963
                                                        -----------      -----------
  CASH AT END OF PERIOD                                 $   232,650      $   295,028
                                                        ===========      ===========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                $     9,140      $    11,275
                                                        ===========      ===========
  Cash Paid for Income Taxes                            $      --        $      --
                                                        ===========      ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001

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

         The adoption of SFAS 141 had no impact on the financial position or results of operations for the Company. The Company adopted the provisions of SFAS 142, as required, effective January 1, 2002. SFAS 142, as part of its adoption provisions, requires a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets prior to June 30, 2002 and any resulting impairment loss be reported as a change in accounting principle. The Company did not have an impairment loss in 2002 as a result of adoption because the Company does not have any goodwill or other indefinite-lived intangible assets.

         In general, application of the new provisions may result in more income statement volatility due to potential periodic recognition of impairment losses, which are likely to vary in amount and regularity, for goodwill and other indefinite-lived intangible assets, versus reducing those assets through the recognition of recurring, consistent amortization amounts.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001


         Accounting for Long-Lived Assets

         SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for the Company January 1, 2002 and have not had a material impact on the Company's results of operations, financial position, or liquidity.

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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001

    PROPERTY AND EQUIPMENT

          Property and equipment (other than oil and gas) are stated at cost. Depreciation is recognized on the straight line method, after considering salvage value, over the estimated useful lives of the assets as follows:

                                                                Lives (Years)
                                                                -------------

          Machinery and Equipment.........................          10

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

    IMPAIRMENT OF LONG-LIVED ASSETS

          The Company follows the provisions of SFAS 144-ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001

exploration and development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property.

    EARNINGS PER COMMON SHARE

         The Company's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the three months ended March 31, 2002 and 2001:


    BASIC EPS COMPUTATION                                                                                  2002
                                                                                                           ----
    Net Loss....................................................................................     $     (132,728)
    Less: Preferred Stock Dividends.............................................................             (8,065)
                                                                                                     --------------
    Loss Available to Common Stockholders.......................................................     $     (140,793)
                                                                                                     ==============

    DATES                                                                        SHARES         FRACTION       WEIGHTED
    OUTSTANDING                                                                OUTSTANDING      OF PERIOD   AVERAGE SHARES
    -----------                                                                -----------      ---------   --------------
    January 1-March  31...................................................        7,455,344    100.0%        7,455,344
    Conversion of Preferred Stock.........................................           60,750     50.0%           30,375
                                                                                -----------                 ----------
                                                                                   7,516,094
    Weighted Average Shares...............................................                                   7,485,719
                                                                                                            ==========
    Basic EPS (Loss)......................................................                                  $     (0.02)
                                                                                                            ===========

    BASIC EPS COMPUTATION                                                                                  2001
                                                                                                           ----
    Net Loss....................................................................................     $     (147,383)
    Less: Preferred Stock Dividends.............................................................            (64,500)
                                                                                                     --------------
    Loss Available to Common Stockholders.......................................................     $     (211,883)
                                                                                                     ==============

    DATES                                                                       SHARES         FRACTION       WEIGHTED
    OUTSTANDING                                                               OUTSTANDING      OF PERIOD   AVERAGE SHARES
    -----------                                                               -----------      ---------   --------------
    January 1-March  31...................................................        6,084,494    100.0%        6,084,494
    Conversion of Preferred Stock.........................................              750     50.0%              375
                                                                             --------------                  ----------
                                                                                  6,085,244
    Weighted Average Shares...............................................                                   6,084,869
                                                                                                            ==========
    Basic EPS (Loss)......................................................                                  $      (0.03)
                                                                                                            ============


         There also exists various warrants for the purchase of common stock. As of March 31, 2002, there are warrants outstanding, convertible into 3,865,731 shares of common stock that are exercisable at prices ranging from $1.00 to $6.00 per share.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001

      INCOME TAXES

         Income taxes in the three months ended March 31, 2002 and 2001 have been provided for at an estimated effective tax rate of 34% which is the statutory federal tax rate.

    CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and cash on deposit. The Company defines cash equivalents as short-term and highly liquid investments that are both readily convertible to known amounts of cash and have an original maturity of less than 90 days.

    RECLASSIFICATIONS

     Certain 2001 amounts have been reclassified in the financial statements to conform with the 2002 presentation.

    2.  AFFILIATED OIL AND GAS PARTNERSHIPS

     The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $835,000 and $468,000 during the three months ended March 31, 2002 and 2001, respectively.

     Included in the Company's financial statements are contributions made to the various Company sponsored oil and gas partnerships, less the applicable loss generated by these partnerships relative to the Company's percentage ownership. The Company has allocated, on a pro-rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

     3.  RELATED PARTY TRANSACTIONS

     STOCK TRANSACTIONS

     As of March 31, 2002, there are 7,516,094 shares of common stock issued and outstanding. A total of 3,126,893 shares are held by Blue Ridge Group, Inc (BRG) and the remainder of 4,389,201 shares are held by approximately 600 shareholders, 40 of which are original stockholders of the Company.

     ADVANCES TO/FROM RELATED PARTIES

     BRG provides various management, administrative, accounting and geological services for the Company at a rate of $20,750 per month. BR Energy also reimburses BRG for direct costs paid on its behalf and the costs of various drilling services. As of March 31, 2002 and 2001, approximately $58,754 and $111,737 had been advanced to BRG under these arrangements. Additionally, in March, 2002, BRG loaned $420,000 on a short term basis to BR Energy to facilitate the purchase of an interest in 48,000 miles of seismic data in the Texas Gulf Coast area.

     BR Energy receives advances from its sponsored limited partnerships for turnkey drilling and completion services prior to completing such activities. These amounts are recorded as drilling advances and reflected as current liabilities until such drilling and completion activities have been completed and such amounts have been earned as income. As of March 31, 2002 and December 31, 2001, drilling advances received related to future obligations to be completed were $655,002 and $1,469,811, respectively.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001

 4.  PROPERTY AND EQUIPMENT

      Property and equipment, stated at cost, consisted of the following at March 31, 2002 and December 31, 2001:

                                               March 31,      December 31,
                                                 2002           2001
                                             ----------     ----------
           Oil and Gas Properties            $2,704,863     $1,776,425
           Drilling Rigs and Equipment        1,472,514      2,212,861
           Furniture and Fixtures                 2,173           --
                                             ----------     ----------
                                              4,179,550      3,989,286
           Less Accumulated Depreciation       (509,884)      (313,683)
                                             ----------     ----------
                                             $3,669,666     $3,675,603
                                             ==========     ==========

 Depletion, Depreciation and Amortization expense was $54,000 and $36,000 for the three months ended March 31, 2002 and 2001, respectively.

 During the first quarter of 2002, Rig #2 was sold for its book value of $612,000 to Double D Drilling in exchange for a short-term note receivable to be satisfied out of future drilling by Double D Drilling.

 5.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS

     During March, 2002 in conjunction with the Company's purchase of an interest in 48,000 miles of seismic data in the Texas Gulf Coast area, the Company committed to reprocessing this data. It is estimated that the reprocessing will be completed by September 30, 2003 at a cost to the Company of approximately $2.2 million which will be funded by short term advances from BR Group and the sale of Preferred Stock.

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

 6.  STOCKHOLDERS' EQUITY

     The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. As of March 31, 2002, the Company was authorized to issue 25,000,000 shares of stock, 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

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

     During the first quarter of 2002, the remaining 60,750 shares of Series D Preferred Stock were converted to common stock.

     COMMON STOCK WARRANTS

     As of March 31, 2002, the Company had warrants outstanding to purchase 3,865,731 shares of Common Stock at prices ranging from $1.00 to $6.00 per share. These warrants expire from October 31, 2002 until March 27, 2005. See the Company's Form 10-KSB for December 31, 2001 for additional details.

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

     BR Energy is engaged in the oil and gas business primarily in Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil & gas drilling partnerships through which it raises funds for the drilling of oil and gas wells and normally participates for a 1% partnership interest as the managing general partner of the partnerships. BR Energy also owns one drilling rig. This rig is used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. The rig is operated on behalf of BR Energy by an affiliate, Blue Ridge Group, Inc.

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

     Mr. Edward L. Stillie resigned as President and CEO on March 1, 2002 and BR Energy appointed Mr. Patrick A. Kelleher as its new President and CEO on March 1, 2002. Mr. Kelleher brings over 23 years of industry experience, as a disciplined Geologist and major company trained Geophysicist. Starting out his career with Exxon, Mr. Kelleher has found Oil and Gas reserves for Edge Petroleum, Cockrell Oil, and most recently as co-owner of Pecos Petroleum Company, a privately held oil and gas exploration company. Mr. Kelleher will replace Mr. Ed Stillie, who has resigned to pursue other business interests.

     At March 31, 2002, BR Energy had total assets of $4.8 million, total liabilities of $1.9 million and shareholders' equity of $2.9 million. BR Energy's net loss decreased to $133,000 during the first three months of 2002 as compared to $147,000 for the same period in 2001. The loss per common share, which takes into account cash dividends paid on preferred stock decreased to $(0.02) per share during the first three months of 2002 as compared to $(0.03) during the same period in 2001. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

     As of March 31, 2002, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in eighty-six (86) wells, of which sixty-one (61) are presently productive and five (5) are in the completion process, located in Kentucky, Texas, West Virginia and New Mexico.

         The following tables summarize by geographic area BR Energy's developed and undeveloped acreage, oil and gas reserves and gross and net interests in producing oil and gas wells as of March 31, 2002. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


Developed and Undeveloped Acreage

Geographic Area                        Developed Acreage                        Undeveloped Acreage
---------------                        -----------------                        -------------------
                                 Gross Acres           Net Acres         Gross Acres            Net Acres
                                 -----------           ---------         -----------            ---------
New Mexico................         80.00                  53.60               0.00                    0.00
Texas.....................        863.78                  33.03             332.00                  133.00
Kentucky..................        700.00                  99.40          50,387.00               32,142.00
West Virginia.............        120.00                   8.24           2,520.00                2,142.00
                               ---------                -------        -----------             -----------
      Totals..............      1,763.78                 194.27          53,239.00               34,417.00
                                ========                 ======          =========               =========

Productive Wells

                                     Gross Wells              Net Wells                    Reserves
                                     -----------              ---------                    --------
Geographic Area                   Oil          Gas         Oil          Gas          Oil            Gas
---------------                   ---          ---         ---          ---          ---            ---
                                (BBLS)        (MCF)      (BBLS)        (MCF)       (BBLS)          (MCF)
New Mexico                       1.00         0.00        0.67         0.00         7,361          19,000
Texas                            2.00         0.00        0.83         0.00         2,440          21,000
Kentucky                         0.00        54.00        0.00         7.33             0         152,054
West Virginia                    0.00         9.00        0.00         1.89             0          63,597
                                 ----         ----        ----         ----         -----         -------
Totals                           3.00        65.00        1.50         9.22         9,801         255,651
                                 ====        =====        ====         ====         =====         =======

Key Properties

         The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or will materially detract from the value of properties or materially interfere with their use.

         The following are the primary properties held by BR Energy as of March 31, 2002:

Developed Properties

         Boon's Camp Prospect: As of March 31, 2002, nine (9) wells are producing a total of approximately 550 - 650 MCF per day, five (5) wells are still in the completion phase and one (1) well has been determined to be a dry hole in the lower zone it tested and is being evaluated for completion in other zones.

         Homestake #1: The Homestake #1 oil well is a development well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 which is a 50.2% Net Revenue Interest.

         Big Sandy Prospect: As of March 31, 2002 ten (10) wells in the
Big Sandy Prospect are currently in production and selling gas on a curtailed basis. BR Energy owns varying working interests in these wells ranging from 25% to 30.25% of the working interest with net revenue interests ranging from 18.75% to 22.69% in each well.

         Contrary Creek Prospect: Drilling in this prospect located in Lawrence County, Kentucky began during the fourth quarter of 2000 with all 11 wells having been drilled and determined as commercially productive as of March 31, 2002.

         McDonald Prospect: Drilling in this prospect located in Logan County, West Virginia began during the fourth quarter of 2000 with 5 wells having been drilled and determined as commercially productive as of March 31, 2002.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

         Keegan Gibson #1: BR Energy owns 74% of the working interest which is a 63% net revenue interest in this well located in Smith County, Texas.

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

Undeveloped Properties

         Redwine Prospect: In September 2001, BR Energy entered into a joint venture agreement with Hay Exploration, Inc. of Ashland, Kentucky to evaluate, explore and develop an 18,000 acre leasehold area of mutual interest ("AMI") in eastern Kentucky. The purchase price for BR Energy's 50% share was $850,000 and the AMI will be developed on a 50/50 basis and the two companies will equally share future lease acquisition, drilling and operating costs as well as the proceeds from sale of production. As of March 31, 2002, BR Energy had paid $581,104 of the $850,000 due for the purchase of the Redwine Prospect.

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

         During March of 2002, Blue Ridge Energy also acquired a 17.5% working interest in a large ongoing Texas onshore exploration program that could have a significant impact on Blue Ridge Energy. The centerpiece of this program will utilize a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas, and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets.

DRILLING RIGS

    During 1999, the Company acquired two drilling rigs and ancillary equipment. Rig #4 is a 1999 Ingersoll Rand RD-20 which is capable of drilling to 5,000 feet and Rig #2 which is an Ingersoll Rand TR-4 acquired from BR Group which is capable of drilling to 3,000 feet. The drilling rigs are managed by BR Group on behalf of BR Energy and are used to drill wells for oil and gas partnerships sponsored by BR Energy as well as on a contract basis for other third parties. During the first quarter of 2002, Rig #2 was sold for its book value of $612,000 to Double D Drilling in exchange for a short-term note receivable to be satisfied out of future drilling by Double D Drilling.

INCOME STATEMENT REVIEW:

THREE MONTHS ENDED MARCH 31, 2002 AND 2001:

    BR Energy's net loss decreased to $133,000 during the first quarter of 2002 as compared to $147,000 for the same period in 2001, The loss per common share, which takes into account cash dividends paid on preferred stock decreased to $(0.02) per share during the first quarter of 2002 as compared to $(0.03) during the same period in 2001.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

    OPERATING REVENUES:

    Operating revenues totaled $1,169,000 during the three months ended March 31, 2002 as compared to the $863,000 recorded during the three months ended March 31, 2001, This increase was primarily related to an increased activity level in BR Energy's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 2002.

    DIRECT OPERATING COSTS:

    Direct operating costs totaled $855,000 during the three months ended March 31, 2002, as compared to the $707,000 experienced during the same period in 2001. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues previously discussed.

    OTHER OPERATING EXPENSES:

    Marketing expenses increased 128% to $196,000 during the first quarter of 2002 from the $86,000 experienced during this period in 2001 due to increased levels in sponsoring Limited Partnerships as previously discussed. General and Administrative expenses increased 10% to $310,000 during the first quarter of 2002 as compared to $281,000 during the same period in 2001, primarily as a result of increased costs associated with changes in management personnel.

    OTHER EXPENSE:

     Other Expense remained essentially the same during the first quarter of 2002 as compared to the first quarter of 2001.

BALANCE SHEET REVIEW:

ASSETS:

    BR Energy's current assets decrease of 41% to $1.0 million at March 31, 2002 as compared to $1.8 million at December 31, 2001 was primarily due to the use of cash and advances in fulfillment of drilling commitments that existed at December 31, 2001. A large portion of such decreases was offset by a current note receivable in the amount of $612,000 resulting from the sale of Drilling Rig #2. Due to the investment of approximately $670,000 in oil and gas properties offsetting the sale of this drilling rig, property and equipment at March 31, 2002 remained essentially the same as at December 31, 2001.

LIABILITIES:

     BR Energy's current liabilities decreased 22% to $1,653,000 at March 31, 2002 from $2,130,000 at December 31, 2001 primarily due to decreases in drilling advances received for work in progress.

     At March 31, 2002 and December 31, 2001 BR Energy had recognized deferred income tax assets (liabilities) of $16,000 and $(53,000), respectively.

 STOCKHOLDERS' EQUITY:

     Total capital invested in BR Energy for Common and Preferred Stock decreased 5% to $2.9 million at March 31, 2002 from $3.0 million at December 31, 2001, primarily as a result of the loss for the quarter and the payment of dividends on Preferred Stock.

 CAPITAL RESOURCES AND LIQUIDITY:

     As a result of BR Energy's equity transactions and net loss from operations, the current ratio at March 31, 2002 was 0.65 to 1, a decrease of 22% from 0.83 to 1 at December 31, 2001.

     During the two periods ended March 31, 2002 and December 31, 2001, BR Energy has relied upon net inflows of cash from equity and debt transactions, supplemented by net inflows of cash generated by its operating activities to fund the purchase of assets and its expansion. Generally speaking, management expects to finance further growth with similar equity transactions and improved cash flow from operations. It is anticipated that the Company will raise funds from the issuance of Preferred Stock in

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

 order to fund its commitment resulting from the acquisition of seismic information in the Texas Gulf Coast region. It is also possible that further expansion will be aided through the use of long-term debt transactions, both secured and unsecured.

                                     PART II
                                OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS
           There are no legal proceedings pending against BR Energy, Inc.

 ITEM 2.  CHANGES IN SECURITIES
           None

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
            Not Applicable

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

 ITEM 5.  OTHER INFORMATION
            None

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
            No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BLUE RIDGE ENERGY, INC.



 Date May 14, 2002               By   /s/ James T. Cook, Jr.
      ------------                    --------------------------------
                                      James T. Cook, Jr.
                                      Sr. Vice President-Finance & CFO