Form 10QSB
period 2002-06-30
BLUE RIDGE ENERGY INC
filed 2002-08-14
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------    ---------------


                             BLUE RIDGE ENERGY, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


      NEVADA                                             61-1306702
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                       Identification No.)



              632 ADAMS STREET, SUITE 710, BOWLING GREEN, KY 42101
                    (Address of Principal Executive Offices)

                                 (270) 842-2421
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]              No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,516,094 shares as of August 10, 2002.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

     FINANCIAL STATEMENTS OF REGISTRANT

INDEX                                                                                      NUMBER
-----                                                                                      ------

Balance Sheets as of June 30, 2002 and December 31, 2001                                     3-4
Statements of Income for the three and six months ended June 30, 2002 and 2001                 5
Statements of Cash Flows for the six months ended June 30, 2002 and 2001                       6
Notes to Financial Statements                                                               7-14

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

     The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.



ITEM 2.           Management's Discussion and Analysis of Operations            15-20

                                     PART II

                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS                                             21
ITEM 2.           CHANGES IN SECURITIES                                         21
ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                               21
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           21
ITEM 5.           OTHER INFORMATION                                             21
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                           21-23
SIGNATURES                                                                      21

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                    2002               2001
                                                                                  ----------        ------------

                   ASSETS

CURRENT ASSETS:
  Cash                                                                            $   92,497         $1,081,096
  Accounts Receivable:
    Managed Limited Partnerships                                                      53,970            426,420
    Trade and Other                                                                   31,814             72,098
    Note Receivable                                                                  501,750                 --
    Prepaid Expenses and Other Current Assets                                         83,594            190,053
                                                                                   ---------         ----------
      TOTAL CURRENT ASSETS                                                           763,625          1,769,667

PROPERTY AND EQUIPMENT, NET                                                        2,582,662          3,667,656

Deferred Seismic Data Costs                                                        2,132,812                 --

OTHER NONCURRENT ASSETS                                                               16,389                490
                                                                                  ----------         ----------
      TOTAL ASSETS                                                                $5,495,488         $5,437,813
                                                                                  ==========         ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    JUNE 30,        DECEMBER 31,
                                                                                      2002              2001
                                                                                  ----------        ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities                                        $  199,473        $   265,238
  Drilling Advances                                                                  401,002          1,469,811
  Advances from Related Parties                                                       58,419             83,469
  Line of Credit from Related Party                                                  750,000                 --
  Seismic Costs Payable                                                            1,104,077                 --
  Current Portion Long Term Debt                                                     159,670            311,955
                                                                                  ----------        -----------
      TOTAL CURRENT LIABILITIES                                                    2,672,641          2,130,473

LONG TERM DEBT                                                                       283,508            211,962
DEFERRED INCOME TAXES                                                                     --             52,751
                                                                                  ----------        -----------
      TOTAL LIABILITIES                                                            2,956,149          2,395,186

COMMITMENTS AND CONTINGENCIES (NOTE 5)                                                    --                 --

STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 0 and 60,750 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively (liquidation preference of $0 at
   June 30, 2002 and $304,000 at December 31, 2001)                                       --                 61
  Common Stock, $0.005 par value; 20,000,000 shares authorized;
   7,516,094 and 7,455,344 shares issued and outstanding at
   June 30, 2002 and December 31, 2001, respectively                                  37,581             37,277
  Additional Paid-In Capital                                                       5,680,041          5,680,284
  Accumulated Deficit                                                             (3,178,283)        (2,674,996)
                                                                                  ----------        -----------
      TOTAL STOCKHOLDERS' EQUITY                                                   2,539,339          3,042,626
                                                                                  ----------        -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $5,495,488        $ 5,437,812
                                                                                  ==========        ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                        -----------------------   -------------------------
                                                           2002         2001          2002          2001
                                                        ----------   ----------   -----------   -----------

OPERATING REVENUES:

Turnkey Contract Sales                                  $  254,000   $       --   $1,089,000    $  468,000
Contract Drilling Services                                      --      473,621      288,307       793,134
Oil and Gas Sales                                           26,389       36,042       72,214       111,660
                                                        ----------   ----------   ----------    ----------
      Total Operating Revenues                             280,389      509,663    1,449,521     1,372,794

OPERATING COSTS AND OTHER EXPENSES:
  Turnkey Contract Costs                                   127,321           --      670,326       303,571
  Drilling Services Costs                                   25,590      479,081      275,494       821,957
  Lease Operating Costs                                     (3,401)       3,251        4,451        28,226
  Depreciation, Depletion and Amortization                 196,188       54,000      250,188        90,000
  Marketing Costs                                           66,479       16,819      262,674       103,006
  General and Administrative Costs                         299,223      310,483      609,636       592,039
                                                        ----------   ----------   ----------    ----------
      Total Operating Costs                                711,400      863,634    2,072,769     1,938,799
                                                        ----------   ----------   ----------    ----------
OPERATING LOSS                                            (431,011)    (353,971)    (623,248)     (566,005)

OTHER INCOME (EXPENSE):
  Gain on Sale of Oil & Gas Leases                          78,839           --       78,839            --
  Interest Expense                                          (9,889)     (19,044)     (19,029)      (30,318)
                                                        ----------   ----------   ----------    ----------
      Total Other Income (Expense)                          68,950      (19,044)      59,810       (30,318)
                                                        ----------   ----------   ----------    ----------
LOSS BEFORE TAXES                                         (362,061)    (373,015)    (563,438)     (596,323)
Income Tax Benefit                                              --      123,094       68,650       199,018
                                                        -----------  ----------   ----------    ----------

NET LOSS                                                $ (362,061)  $ (249,921)  $ (494,788)   $ (397,305)
                                                        ==========   ==========   ==========    ==========

LOSS PER COMMON SHARE:
  Basic                                                 $    (0.04)  $    (0.05)  $    (0.07)   $    (0.09)
                                                        ===========  ==========   ==========    ==========
  Diluted                                               $    (0.04)  $    (0.05)  $    (0.07)   $    (0.09)
                                                        ==========   ==========   ==========    ==========
Weighted Average Common Shares Outstanding               7,516,094    6,085,244    7,500,906     6,085,057
                                                        ==========   ==========   ==========    ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     --------------------------
                                                                        2002             2001
                                                                     ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                           $ (494,788)      $(397,305)
  Adjustments to Reconcile Net Loss to Net Cash Used in
   Operating Activities:
    Depreciation, Depletion and Amortization                            250,188          90,000
    Deferred Taxes                                                      (68,650)       (205,751)
    Change in Operating Assets and Liabilities:
      Accounts Receivable                                               412,734         126,663
      Drilling Advances                                              (1,068,809)       (468,000)
      Prepaid Expenses                                                  106,458        (369,497)
      Accounts Payable and Accrued Liabilities                          (65,765)        526,099
                                                                     ----------       ---------
NET CASH USED IN OPERATING ACTIVITIES                                  (928,632)       (697,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Decrease) Increase in Advances from Affiliate                        (25,050)         33,195
  Sale of Oil and Gas Equipment and Properties                          838,000              --
  Purchase of Seismic                                                (1,034,116)             --
  Purchase of Oil and Gas Properties                                   (362,757)        (42,873)
                                                                     ----------       ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (583,923)          (9,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Line of Credit from Affiliate                                         750,000              --
  Payments of Long Term Debt                                           (217,546)        (58,476)
  Exercise of Common Stock Warrants                                         --           51,000
  Dividends Paid                                                         (8,498)       (128,914)
                                                                     ----------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     523,956        (136,390)
                                                                     ----------       ---------
NET DECREASE IN CASH                                                   (988,599)       (843,859)
CASH AT BEGINNING OF PERIOD                                           1,081,096         918,963
                                                                     ----------       ---------
CASH AT END OF PERIOD                                                $   92,497       $  75,104
                                                                     ==========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Paid for Interest                                             $   19,029       $  30,318
                                                                     ==========       =========
  Cash Paid for Income Taxes                                         $       --       $   6,733
                                                                     ==========       =========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2002 AND 2001


1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     Blue Ridge Energy, Inc., ("BR Energy"), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name of BR Energy to Blue Ridge Energy, Inc. in May, 1996. BR Energy has offices at 11211 Katy Freeway, Suite 505, Houston, Texas 77079 and at 632 Adams Street, Suite 710, Bowling Green, Kentucky 42101. BR Energy is engaged in the oil and gas business; primarily in Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil and gas drilling partnerships through which it raises money for the drilling of oil and gas wells and participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. BR Energy also owns one drilling rig, which is used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. The rig is operated on behalf of BR Energy by an affiliate, Blue Ridge Group, Inc. BR Energy also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. These acquisitions are funded by a combination of the profits earned from sponsoring oil and gas drilling programs, the profit earned from contract drilling services, revenues from oil and gas sales and from the proceeds of private offerings of preferred stock. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs, and as an independent producer of oil and gas.

     During March of 2002, BR Energy also acquired a 17.5% working interest in a large ongoing Texas onshore exploration program that could have a significant impact on BR Energy. The centerpiece of this program will utilize a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas, and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. We expect that this will be the foundation for our drilling activity for the next several years. BR Energy has recorded an asset of $2.3 million which will be amortized on a straight line basis over four years.


PRINCIPALS OF CONSOLIDATION

     The accompanying financial statements include the accounts of Blue Ridge Energy, Inc. and its investment in limited partnerships for which it acts as managing general partner. As such, BR Energy has the sole and exclusive right and power to manage and control the partnership. BR Energy accounts for its investment in limited partnerships under the proportionate consolidation method. Under this method, BR Energy's financial statements include its pro-rata share of assets and liabilities and revenues and expenses, respectively, of the limited partnership in which it participates. All material inter-company accounts and transactions have been eliminated in consolidation.


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

RECENTLY ISSUED ACCOUNTING STANDARDS

Goodwill and Other Intangible Assets

     In June, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Under the provisions of SFAS 142, goodwill and certain other intangible assets, which do not possess finite useful lives, will no longer be amortized into net income over an estimated life but rather will be tested at least annually for impairment based on specific guidance provided in the new standard. Intangible assets determined to have finite lives will continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing.

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                             JUNE 30, 2002 AND 2001

     The adoption of SFAS 141 had no impact on the financial position or results of operations for BR Energy. BR Energy adopted the provisions of SFAS 142, as required, effective January 1, 2002. SFAS 142, as part of its adoption provisions, requires a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets prior to June 30, 2002 and any resulting impairment loss be reported as a change in accounting principle. BR Energy did not have an impairment loss in 2002 as a result of adoption because BR Energy does not have any goodwill or other indefinite-lived intangible assets.

     In general, application of the new provisions may result in more income statement volatility due to potential periodic recognition of impairment losses, which are likely to vary in amount and regularity, for goodwill and other indefinite-lived intangible assets, versus reducing those assets through the recognition of recurring, consistent amortization amounts.


Accounting for Long-Lived Assets

     SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, was issued in October, 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for BR Energy January 1, 2002 and have not had a material impact on BR Energy's results of operations, financial position, or liquidity.


Accounting for Asset Retirement Obligations

     In June, 2001, the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. BR Energy will adopt Statement 143 on January 1, 2003. Due to the number of operating facilities that BR Energy maintains and the extensive number of documents that must be reviewed and estimates that must be made to assess the effects of the Statement, the expected impact of adoption of Statement 143 on BR Energy's financial position or results of operations has not yet been determined.


OPERATION OF DRILLING RIGS

     BR Energy follows the percentage of completion method of accounting for its drilling operations. This accounting method allows for the periodic recognition of income as it is earned. Under this method, income under drilling contracts, expenses under drilling contracts, all direct costs, and appropriate portions of indirect costs related to contracts in progress are recognized as revenues and expenses based upon estimates of the percentage of work completed at the end of each reporting period.


WORKING INTERESTS

     Oil and gas revenue from working interests BR Energy owns are recognized at the point of sale.

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                             JUNE 30, 2002 AND 2001

MANAGED LIMITED PARTNERSHIPS

     BR Energy sponsors limited partnerships for which it serves as the Managing General Partner. The purpose of these partnerships is to acquire and develop oil and gas leases. The partnerships enter into turnkey drilling contracts with BR Energy to drill, complete and equip, if warranted, the oil and gas wells of the partnerships. BR Energy receives direct compensation, reimbursement of costs and expenses, and revenues related to turnkey drilling contracts. BR Energy normally participates for 1% of the Limited Partnerships as the Managing General Partner. BR Energy follows the industry practice of pro rata consolidation of its investments in these partnerships. Accordingly, BR Energy records on its financial statements its pro rata share of the assets, liabilities, revenues and expenses of each partnership.


PROPERTY AND EQUIPMENT

     Property and equipment (other than oil and gas) consists mainly of machinery and equipment and is stated at cost. Depreciation is recognized on the straight line method, after considering salvage value, over the estimated useful lives of the assets of 10 years.

     BR Energy follows the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method of accounting, costs which relate directly to the discovery of oil and gas reserves are capitalized. These capitalized costs include;

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

     The costs of acquiring unproved properties are capitalized as incurred and carried until the property is reclassified as a producing oil and gas property, or considered impaired. BR Energy annually assesses its unimproved properties to determine whether they have been impaired. If the results of this assessment indicate impairment, a loss is recognized by providing a valuation allowance. When an unproved property is surrendered, the costs related thereto are charged to the application valuation allowance, if adequate, or charged as a loss to current operations.

     The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has found proved reserves. Once a determination is made, the capitalized costs are either charged to expense or reclassified as part of the costs of BR Energy's wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, BR Energy is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense.


SURRENDER OR ABANDONMENT OF DEVELOPED PROPERTIES

     Normally, no gain or loss is recognized if only an individual well or individual item of equipment is abandoned or retired or if only a single lease or other part of a group of proved properties constituting the

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                             JUNE 30, 2002 AND 2001

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


OTHER DISPOSITIONS

     Upon disposition or retirement of property and equipment other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to income. BR Energy recognizes the gain or loss on the sale of either a part of a proved oil and gas property or of an entire proved oil and gas property constituting a part of a field upon the sale or other disposition of such. The unamortized cost of the property or group of properties, a part of which was sold or otherwise disposed of, is apportioned to the interest sold and interest retained on the basis of the fair value of those interests.


IMPAIRMENT OF LONG-LIVED ASSETS

     BR Energy follows the provisions of SFAS 144-ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Consequently, BR Energy reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. BR Energy assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property.


EARNINGS PER COMMON SHARE

     BR Energy's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the three and six months ended June 30, 2002 and 2001:


                                                                      THREE MONTHS ENDED
BASIC EPS COMPUTATION                                                   JUNE 30, 2002
---------------------                                                 ------------------

Net Loss                                                                 $ (362,061)
Less: Preferred Stock Dividends                                                (433)
                                                                         ----------
Loss Available to Common Stockholders                                    $ (362,494)
                                                                         ==========



DATES                                                     SHARES      FRACTION        WEIGHTED
OUTSTANDING                                             OUTSTANDING   OF PERIOD    AVERAGE SHARES
-----------                                             -----------   ---------    --------------

April 1-June 30                                          7,516,094     100.0%         7,516,094
Weighted Average Shares                                                               7,516,094
                                                                                     ==========
Basic EPS (Loss)                                                                     $    (0.04)
                                                                                     ==========

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                             JUNE 30, 2002 AND 2001

                                                                    THREE MONTHS ENDED
BASIC EPS COMPUTATION                                                 JUNE 30, 2001
---------------------                                               ------------------

Net Loss                                                               $ (249,921)
Less: Preferred Stock Dividends                                           (64,414)
                                                                      -----------
Loss Available to Common Stockholders                                 $  (314,335)
                                                                      ===========


DATES                                                     SHARES      FRACTION        WEIGHTED
OUTSTANDING                                             OUTSTANDING   OF PERIOD    AVERAGE SHARES
-----------                                             -----------   ---------    --------------

April 1-June 30                                          6,085,244     100.0%        6,085,244
Exercise of Common Stock Warrants-June 29                1,000,000         0%                0
Conversion of Preferred Stock-June 30                       61,850         0%                0
                                                        ----------                   ---------
                                                          7,147,094
Weighted Average Shares                                                              6,085,244
                                                                                     =========

Basic EPS (Loss)                                                                     $   (0.05)
                                                                                     =========

                                                                                SIX MONTHS ENDED
BASIC EPS COMPUTATION                                                             JUNE 30, 2002
---------------------                                                           ----------------

Net
Loss                                                                                $(494,788)
Less: Preferred Stock Dividends                                                        (8,498)
                                                                                    ---------
Loss Available to Common Stockholders                                               $(503,286)
                                                                                    =========


DATES                                                     SHARES      FRACTION        WEIGHTED
OUTSTANDING                                             OUTSTANDING   OF PERIOD    AVERAGE SHARES
-----------                                             -----------   ---------    --------------

January 1-June 30                                        7,455,344     100.0%         7,455,344
Conversion of Preferred Stock                               60,750      75.0%            45,562
                                                         ---------                   ----------
                                                         7,516,094
Weighted Average Shares                                                               7,500,906
                                                                                     ==========

Basic EPS (Loss)                                                                     $    (0.07)
                                                                                     ==========

                                                                                SIX MONTHS ENDED
BASIC EPS COMPUTATION                                                             JUNE 30, 2001
---------------------                                                           ----------------

Net Loss                                                                           $(397,305)
Less: Preferred Stock Dividends                                                     (128,914)
                                                                                   ---------
Loss Available to Common Stockholders                                              $(526,219)
                                                                                   =========


DATES                                                     SHARES      FRACTION        WEIGHTED
OUTSTANDING                                             OUTSTANDING   OF PERIOD    AVERAGE SHARES
-----------                                             -----------   ---------    --------------

January 1-June 30                                        6,084,494     100.0%         6,084,494
Exercise of Common Stock Warrants-June 29                1,000,000         0%                 0
Conversion of Preferred Stock-Feb 28                           750      75.0%               563
Conversion of Preferred Stock-June 30                       61,850         0%                 0
                                                         ---------                   ----------
                                                         7,147,094
Weighted Average Shares                                                               6,085,057
                                                                                     ==========

Basic EPS (Loss)                                                                     $    (0.09)
                                                                                     ==========

     There also exists various warrants for the purchase of common stock. As of June 30, 2002, there are

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                             JUNE 30, 2002 AND 2001


warrants outstanding, convertible into 3,865,731 shares of common stock that are exercisable at prices ranging from $1.00 to $6.00 per share.


INCOME TAXES

     Income taxes in the three and six months ended June 30, 2002 have been provided for at an estimated effective tax rate of 0% and 12%, respectively. Income taxes in the three and six months ended June 30, 2001 have been provided for at an estimated effective tax rate of 34% which is the statutory federal tax rate.

     Income taxes are provided for under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" which takes into account the differences between financial statement treatment and tax treatment of certain transactions. The Company believes it will generate sufficient future taxable income to utilize the net deferred tax assets, however, for financial reporting purposes, a valuation allowance of $122,000 has been recognized to offset the net deferred tax assets.

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and cash on deposit. BR Energy defines cash equivalents as short-term and highly liquid investments that are both readily convertible to known amounts of cash and have an original maturity of less than 90 days.


RECLASSIFICATIONS

     Certain 2001 amounts have been reclassified in the financial statements to conform with the 2002 presentation.


2.   AFFILIATED OIL AND GAS PARTNERSHIPS

     BR Energy provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $1,089,000 and $468,000 during the six months ended June 30, 2002 and 2001, respectively.

     Included in BR Energy's financial statements are contributions made to the various Company sponsored oil and gas partnerships, less the applicable loss generated by these partnerships relative to BR Energy's percentage ownership. BR Energy has allocated, on a pro-rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.


3.   RELATED PARTY TRANSACTIONS

STOCK TRANSACTIONS

     As of June 30, 2002, there are 7,516,094 shares of common stock issued and outstanding. A total of 3,126,893 shares are held by Blue Ridge Group, Inc (BRG) and the remainder of 4,389,201 shares are held by approximately 600 shareholders, 40 of which are original stockholders of BR Energy.


ADVANCES FROM RELATED PARTIES

     BRG provides various management, administrative, accounting and geological services for BR Energy at a rate of $20,750 per month. BR Energy also reimburses BRG for direct costs paid on its behalf and the costs of various drilling services. As of June 30, 2002 and 2001, approximately $58,419 and $83,469 had been advanced to BRG under these arrangements. Additionally, in March, 2002, BRG committed to extending BR Energy a $1,500,000 line of credit to facilitate the purchase of an interest in 48,000 miles of seismic data in the Texas Gulf Coast area. This line of credit has a term of one year, bears interest at 9% per annum on all unpaid balances and is secured by all of BR Energy's interests in the seismic data and any oil and gas properties acquired through the implementation of this data. As of June 30, 3002 approximately $750,000 had been advanced by BRG to BR Energy under this arrangement.

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                             JUNE 30, 2002 AND 2001

     BR Energy receives advances from its sponsored limited partnerships for turnkey drilling and completion services prior to completing such activities. These amounts are recorded as drilling advances and reflected as current liabilities until such drilling and completion activities have been completed and such amounts have been earned as income. As of June 30, 2002 and December 31, 2001, drilling advances received related to future obligations to be completed were $401,002 and $1,469,811, respectively.

PROPERTY SALES TO FORMER EMPLOYEE

     In June, 2002, BR Energy sold its interest in various undeveloped oil and gas leases and a well in progress, all of which were located in Kentucky, to a company owned by Mr. Edward Stillie, a former president and CEO of BR Energy. BR Energy recognized a gain of approximately $79,000 from this transaction.

4.   PROPERTY AND EQUIPMENT

     Property and equipment, stated at cost, consisted of the following at June 30, 2002 and December 31, 2001:

                                                                    JUNE 30,      DECEMBER 31,
                                                                      2002           2001
                                                                   ---------      ------------

Oil and Gas Properties                                             $1,671,859      $2,036,851
Drilling Rigs and Equipment                                         1,472,514       2,222,515
Furniture and Fixtures                                                  2,173           2,173
                                                                   ----------      ----------
                                                                    3,146,546       4,261,539
Less Accumulated Depreciation                                        (563,884)       (593,884)
                                                                   ----------      ----------
                                                                   $2,582,662      $3,667,655
                                                                   ==========      ==========

     Depletion, Depreciation and Amortization expense was $108,000 and $90,000 for the six months ended June 30, 2002 and 2001, respectively.

     In March, 2002, Rig #2 was sold for its book value of $612,000 to Double D Drilling in exchange for a short-term note receivable to be satisfied out of future drilling by Double D Drilling. During the second quarter of 2002, this receivable was reduced by $110,250 as drilling services were performed by Double D Drilling.


5.   COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     During March, 2002 in conjunction with BR Energy's purchase of an interest in 48,000 miles of seismic data in the Texas Gulf Coast area, BR Energy committed to participating in the reprocessing of this data at a cost to BR Energy of approximately $2.3 million. BR Energy has paid $1.0 million of these costs to date and recorded the remaining $1.3 million as a liability which will be funded by a $1.5 million line of credit from BR Group and the sale of Preferred Stock.


CONTINGENCIES

     BR Energy's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, BR Energy maintains general liability insurance coverage of approximately $10 million per occurrence and in the aggregate. BR Energy believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect BR Energy against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. BR Energy has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                             JUNE 30, 2002 AND 2001

6.   STOCKHOLDERS' EQUITY

     BR Energy is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. As of June 30, 2002, BR Energy was authorized to issue 25,000,000 shares of stock, 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.


SERIES D PREFERRED STOCK

     During 1998, BR Energy authorized the issuance and sale of 1,000,000 shares of Series D Preferred Stock ("Series D Stock"), which has a par value of $0.001, per share at $5.00 per share. The Series D Stock bears a 12% per annum dividend payable monthly. Each share of the Series D Stock shall be converted automatically into one (1) share of Common Stock effective when a Securities Act Registration Statement for the Common Stock is filed with the SEC or two years from issuance, whichever occurs first.

     In the event of any liquidation, dissolution or winding up of BR Energy, either voluntary or involuntary, the existing holders of Series D Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of BR Energy to the holders of Common Stock the amount of $5.00 per share plus all unpaid dividends on such share of each share of Series D Stock then held by the shareholder.

     During the first quarter of 2002, the remaining 60,750 shares of Series D Preferred Stock were converted to common stock.


SERIES E PREFERRED STOCK

     In June, 2002, BR Energy authorized the issuance and sale of 750,000 shares of Series E Preferred Stock ("Series E Stock"), which has a par value of $0.001, per share at $10.00 per share. The Series E Stock bears a 12% per annum dividend payable monthly. Each share of the Series E Stock shall be converted automatically into five (5) shares of Common Stock five years after the closing of the offering or at such time as BR Energy's registered common stock has traded at $12.50 per share average for a 30 day period, but in any event no earlier than three years after the final closing of the offering which is expected to be December 31, 2002.

     In the event of any liquidation, dissolution or winding up of BR Energy, either voluntary or involuntary, the existing holders of Series E Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of BR Energy to the holders of Common Stock the amount of $10.00 per share plus all unpaid dividends on such share of each share of Series E Stock then held by the shareholder.

     As of June 30, 2002 no shares of Series E Stock had been subscribed to or issued.


COMMON STOCK WARRANTS

     As of June 30, 2002, BR Energy had warrants outstanding to purchase 3,865,731 shares of Common Stock at prices ranging from $1.00 to $6.00 per share. These warrants expire from October 31, 2002 until March 27, 2005. See BR Energy's Form 10-KSB for December 31, 2001 for additional details.

     In April, 2002, under the terms of its employee stock option plan BR Energy granted options to purchase 843,750 shares of common stock at $0.40 per share for ten years to various directors and employees of BR Energy.

     In June, 2002 in conjunction with the offering of Series E Preferred Stock, BR Energy authorized the issuance of 750,000 Warrants to purchase one (1) share of BR Energy's Common Stock at $4.00 per share. One Warrant will be issued with each share of Series E Preferred Stock sold and may be exercised at any time during the first 36 months after the final closing of the Series E. Preferred Stock offering.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

FINANCIAL OVERVIEW:

     Blue Ridge Energy, Inc. ("BR Energy"), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated ("Gem Source"), and subsequently changed the name of BR Energy to Blue Ridge Energy, Inc. in May, 1996. BR Energy has offices at 632 Adams Street, Suite 710, Bowling Green, KY 42101 and at 11211 Katy Freeway, Suite 505, Houston, Texas 77079.

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

     With a new technical management team, additional outside directors, and establishing an office in Houston, we have begun a new business plan that focuses on shifting our oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects which are based on our 17.5% ownership of a 49-year license to approximately 48,000 miles of 2 dimensional seismic data in the Texas Gulf Coast and East Texas areas which was previously conducted by a major oil and gas company.

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

     At June 30, 2002, BR Energy had total assets of $5.5 million, total liabilities of $3.0 million and shareholders' equity of $2.5 million. BR Energy's net loss increased to $495,000 during the first six months of 2002 as compared to $397,000 for the same period in 2001. The loss per common share, which takes into account cash dividends paid on preferred stock was $(0.07) per share during the first six months of 2002 as compared to $(0.09) during the same period in 2001. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

     As of June 30, 2002, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in eighty-six (86) wells, of which sixty-one (61) are presently productive and five (5) are in the completion process, located in Kentucky, Texas, West Virginia and New Mexico.

     The following tables summarize by geographic area BR Energy's developed and undeveloped acreage, oil and gas reserves and gross and net interests in producing oil and gas wells as of June 30, 2002. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

DEVELOPED AND UNDEVELOPED ACREAGE

                                                   DEVELOPED ACREAGE                 UNDEVELOPED ACREAGE
                                               --------------------------        ----------------------------
GEOGRAPHIC AREA                                GROSS ACRES      NET ACRES        GROSS ACRES        NET ACRES
---------------                                -----------      ---------        -----------        ---------

New Mexico                                         80.00          53.60                0.00             0.00
Texas                                             863.78          33.03              332.00           133.00
Kentucky                                          700.00          99.40           13,587.00          6,794.00
West Virginia                                     120.00           8.24            2,520.00          2,142.00
                                                --------         ------           ---------          --------
     Totals                                     1,763.78         194.27           16,439.00          9,069.00
                                                ========         ======           =========          ========

PRODUCTIVE WELLS

                                        GROSS WELLS               NET WELLS                  RESERVES
                                     ----------------        ------------------        ---------------------
GEOGRAPHIC AREA                       OIL        GAS          OIL          GAS          OIL            GAS
---------------                      ------     -----        ------       -----        ------        -------
                                     (BBLS)     (MCF)        (BBLS)       (MCF)        (BBLS)         (MCF)

New Mexico                            1.00       0.00         0.67         0.00        7,361          19,000
Texas                                 2.00       0.00         0.83         0.00        2,440          21,000
Kentucky                              0.00      54.00         0.00         7.33            0         152,054
West Virginia                         0.00       9.00         0.00         1.89            0          63,597
                                      ----      -----         ----         ----        -----         -------
     Totals                           3.00      65.00         1.50         9.22        9,801         255,651
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

     The following are the primary properties held by BR Energy as of June 30, 2002:


DEVELOPED PROPERTIES

     Boon's Camp Prospect: As of June 30, 2002, nine (9) gas wells are producing a total of approximately 550 - 650 MCF per day in eastern Kentucky. Five (5) wells are still in the completion phase and one (1) well has been determined to be a dry hole. In June, 2002, BR Energy sold the remaining undeveloped acreage in this prospect to a former executive of BR Energy for a gain of approximately $25,000.

     Homestake #1: The Homestake #1 oil well is a development well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 which is a 50.2% Net Revenue Interest.

     Big Sandy Prospect: As of June 30, 2002 ten (10) gas wells in the Big Sandy Prospect located in eastern Kentucky are currently in production and selling gas on a curtailed basis. BR Energy owns varying working interests in these wells ranging from 25% to 30.25% of the working interest with net revenue interests ranging from 18.75% to 22.69% in each well.

     Contrary Creek Prospect: Drilling in this prospect located in Lawrence County, Kentucky began during the fourth quarter of 2000 with all 11 gas wells having been drilled and determined as commercially productive as of June 30, 2002. In June, 2002, BR Energy sold the remaining undeveloped acreage in this prospect to a former executive of BR Energy for a gain of approximately $25,000.

     McDonald Prospect: Drilling in this prospect located in Logan County, West Virginia began during the fourth quarter of 2000 with 5 gas wells having been drilled and determined as commercially productive as of June 30, 2002.

     Keegan Gibson #1: BR Energy owns 74% of the working interest which is a 63% net revenue interest in this well located in Smith County, Texas.

     Shelby County, Texas: BR Energy owns a 0.5% Net Revenue Interest in the Hailey Bridges #1 well in Shelby County, Texas, which began producing gas in September, 2000 and continues to produce approximately 2.5 MMCF per day.

     Mingo And Wyoming Counties, West Virginia: BR Energy owns an 8.0% Working Interest in five (5) gas development wells in Mingo and Wyoming Counties, West Virginia. These wells are presently producing a total of 200-250 MCF per day.


UNDEVELOPED PROPERTIES

     Redwine Prospect: In September 2001, BR Energy entered into a joint venture agreement with Hay Exploration, Inc. of Ashland, Kentucky to evaluate, explore and develop an 18,000 acre leasehold area of mutual interest ("AMI") in eastern Kentucky. The purchase price for BR Energy's 50% share was $850,000 and the AMI will be developed on a 50/50 basis and the two companies will equally share future lease acquisition, drilling and operating costs as well as the proceeds from sale of production. In June, 2002, BR Energy sold this prospect to a former executive of BR Energy and recouped all costs expended to date.

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

     Licking River Prospect: During the fourth quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in approximately 18,000 acres in the Licking River Prospect in Morgan County, Kentucky. In June, 2002, BR Energy sold this prospect to a former executive of BR Energy for a gain of approximately $28,000.

     During March of 2002, BR Energy also acquired a 17.5% working interest in a large ongoing Texas onshore exploration program that could have a significant impact on BR Energy. The centerpiece of this program will utilize a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas, and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. We expect that this will be the foundation for our drilling activity for the next several years.

     In this regard, we have paid approximately $1.0 million as of June 30, 2002 and are committed to pay approximately $1.3 million more for our portion of the costs to reprocess this seismic data to look for shallow "bright spot" prospects, primarily in the Miocene, Frio, Yegua and Wilcox formations. The validity of using advanced technology to reprocess data and find additional drilling prospects analogous to nearby known producing fields in the same producing trend is well accepted by the oil and gas industry. It is management's understanding that the major oil and gas company that generated this seismic data did not perform this type of reprocessing. Instead, its objective in the area was to explore for deeper and bigger reserves, and it processed the seismic in a way that masked potential shallower natural gas prospects.

     Once a prospect has been identified and additional geologic and geophysical work performed, we and our working interest parties have independent elections to participate as to our respective net interests in the wells. Approximately ten percent of the seismic mileage has been reprocessed as of June 30, 2002 and 30 prospects have been identified. These prospects range from 3,000 feet to 13,000 feet in depth and will be the prospects on which we intend to drill both exploratory and development wells. We estimate the cost to drill and complete a well for 100% of the working interest in these prospects will range from $150,000 for the shallower wells to $2,100,000 for the deeper wells.

     We also intend to continue reviewing other undrilled acreage in these areas which are currently controlled by the major oil and gas companies for potential drilling prospects. We believe this acreage has not yet been drilled because of a shift of funding by the larger companies towards larger international projects. The major oil and gas companies are actively encouraging joint ventures (farmouts of their leases and/or direct leasing of their mineral ownership) in these areas with other oil and gas companies, including smaller companies such as us. With respect to these prospects, the major oil and gas companies generally allow us to use their proprietary geologic and seismic databases at no cost to us to evaluate the prospect before our risk capital is committed to drilling the well.


DRILLING RIGS

     During 1999, BR Energy acquired two drilling rigs and ancillary equipment. Rig #4 is a 1999 Ingersoll Rand RD-20 which is capable of drilling to 5,000 feet and Rig #2 which is an Ingersoll Rand TR-4 acquired from BR Group which is capable of drilling to 3,000 feet. The drilling rigs are managed by BR Group on behalf of BR Energy and are used to drill wells for oil and gas partnerships sponsored by BR Energy as well as on a contract basis for other third parties. During the first quarter of 2002, Rig #2 was sold for its book value of $612,000 to Double D Drilling in exchange for a short-term note receivable to be satisfied out of future drilling by Double D Drilling.


INCOME STATEMENT REVIEW

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     BR Energy's net loss increased to $362,000 during the first quarter of 2002 as compared to $250,000 for the same period in 2001 primarily due to the fact that an income tax benefit was not recognized in the second quarter of 2002. Primarily due to that an income tax benefit was not recognized in the second quarter of 2002. The loss per common share, which takes into account cash dividends paid on preferred stock decreased to $(0.04) per share during the first quarter of 2002 as compared to $(0.05) during the same period in 2001.


OPERATING REVENUES:

     Operating revenues totaled $280,000 during the three months ended June 30, 2002 as compared to the $510,000 recorded during the three months ended June 30, 2001, This decrease was primarily related to a decreased activity level in BR Energy's contract drilling operations offset by an increase in turnkey contract sales.


DIRECT OPERATING COSTS:

     Direct operating costs totaled $346,000 during the three months ended June 30, 2002, as compared to the $565,000 experienced during the same period in 2001. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues along with the addition of $142,000 in amortization expense related to the seismic acquisition previously discussed.


OTHER OPERATING EXPENSES:

     Marketing expenses increased 288% to $66,000 during the second quarter of 2002 from the $17,000 experienced during this period in 2001 due to preparations to market BR Energy's Series E Preferred Stock offering. General and Administrative expenses decreased 3% to $299,000 during the second quarter of 2002 as compared to $310,000 during the same period in 2001, primarily as a result of decreased costs associated with changes in management personnel.

OTHER EXPENSE:

     Interest expense decreased 48% to $10,000 during the second quarter average of 2002 as compared to $19,000 during the second quarter of 2001 due to reduced debt levels. During the second quarter of 2002 BR Energy recognized a $79,000 gain from the sale of undeveloped oil and gas leases in Kentucky.

INCOME TAXES:

     Income taxes are provided for under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" which takes into account the differences between financial statement treatment and tax treatment of certain transactions. The Company believes it will generate sufficient future taxable income to utilize the net deferred tax assets, however, for financial reporting purposes, a valuation allowance of $122,000 has been recognized to offset the net deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001:

     BR Energy's net loss increased to $495,000 during the first six months of 2002 as compared to $397,000 for the same period in 2001 primarily due to the fact that an income tax benefit was not recognized in the second quarter of 2002. The loss per common share, which takes into account cash dividends paid on preferred stock was $(0.07) per share during the first six months of 2002 as compared to $(0.09) during the same period in 2001.


OPERATING REVENUES:

     Operating revenues totaled $1,450,000 during the six months ended June 30, 2002 as compared to the $1,373,000 recorded during the six months ended June 30, 2001, This increase was primarily related to increased turnkey contract sales from a partnership funded at December 31, 2001 which was substantially offset by a decreased activity level in BR Energy's contract drilling operations.


DIRECT OPERATING COSTS:

     Direct operating costs totaled $1,200,000 during the six months ended June 30, 2002, as compared to the $1,244,000 experienced during the same period in 2001. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues along with the addition of $142,000 in amortization expense related to the seismic acquisition previously discussed.


OTHER OPERATING EXPENSES:

     Marketing expenses increased 155% to $263,000 during the first six months of 2002 from the $103,000 experienced during this period in 2001 due to preparations to market BR Energy's Series E Preferred Stock offering. General and Administrative expenses increased 3% to $610,000 during the first six months of 2002 as compared to $592,000 during the same period in 2001, primarily as a result of increased costs associated with developing an office in Houston, Texas.


OTHER EXPENSE:

     Interest expense decreased 37% to $19,000 during the first six months of 2002 as compared to $30,000 during the first six months of 2001 due to reduced debt levels. During the first half of 2002 BR Energy recognized a $79,000 gain from the sale of undeveloped oil and gas leases in Kentucky.


INCOME TAXES:

     Income taxes are provided for under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" which takes into account the differences between financial statement treatment and tax treatment of certain transactions. The Company believes it will generate sufficient future taxable income to utilize the net deferred tax assets, however, for financial reporting purposes, a valuation allowance of $122,000 has been recognized to offset the net deferred tax assets.


BALANCE SHEET REVIEW

ASSETS:

     BR Energy's current assets decrease of 57% to $764,000 at June 30, 2002 as compared to $1,770,000 at December 31, 2001 was primarily due to the use of cash and advances in fulfillment of drilling commitments that existed at December 31, 2001. A large portion of such decreases was offset by a current note receivable with a balance of $502,000 resulting from the sale of Drilling Rig #2. An investment of approximately $2,132,000 in the seismic information previously discussed was recorded during the first half of 2002. The sale of a drilling rig and various oil and gas properties resulted in a 30% net decrease to $2,583,000 in property and equipment at June 30, 2002 as compared to $3,668,000 at December 31, 2001.

LIABILITIES:

     BR Energy's current liabilities increased 25% to $2,673,000 at June 30, 2002 from $2,130,000 at December 31, 2001 primarily due to increases in the current portion of long term debt associated with the seismic acquisition previously discussed. Drilling advances decreased $1,068,000 to $401,000 at June 30, 2002 as the required services were performed by BR Energy. Advances from related parties increased to $808,000 as $750,000 of the $1,500,000 line of credit extended to BR Energy by BR Group was utilized.

     At June 30, 2002 and December 31, 2001 BR Energy had recognized deferred income tax assets (liabilities) of $15,000 and $(53,000), respectively.


STOCKHOLDERS' EQUITY:

     Total capital invested in BR Energy for Common and Preferred Stock decreased 10% to $2.5 million at June 30, 2002 from $3.0 million at December 31, 2001, primarily as a result of the loss for the six months and the payment of dividends on Preferred Stock.


CAPITAL RESOURCES AND LIQUIDITY:

     As a result of BR Energy's property transactions and net loss from operations, the current ratio at June 30, 2002 was 0.29 to 1, a decrease of 65% from 0.83 to 1 at December 31, 2001.

     During the two periods ended June 30, 2002 and December 31, 2001, BR Energy has relied upon net inflows of cash from equity and debt transactions, supplemented by net inflows of cash generated by its operating activities to fund the purchase of assets and its expansion. Generally speaking, management expects to finance further growth with similar equity transactions and improved cash flow from operations. It is anticipated that BR Energy will raise $7.5 million from the issuance of Series E Preferred Stock in order to fund its commitment resulting from the acquisition of seismic information in the Texas Gulf Coast region. It is also possible that further expansion will be aided through the use of long-term debt transactions, both secured and unsecured.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against BR Energy, Inc.


ITEM 2. CHANGES IN SECURITIES

     None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (A) BR Energy's annual meeting of stockholders was held on May 21, 2002.

     (B) The directors elected at the meeting were:

                                      FOR            WITHHELD          ABSTAIN
                                   ---------         --------         ---------

Robert D. Burr                     4,838,374           12,500         2,665,220
Patrick A Kelleher                 4,845,874            5,000         2,665,220
Forrest E. Ebbs                    4,845,874            5,000         2,665,220
Gregory B. Shea                    4,845,874            5,000         2,665,220
Harry J. Peters                    4,845,874            5,000         2,665,220
Richard M. Hewitt                  4,845,874            5,000         2,665,220

ITEM 5. OTHER INFORMATION

     None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2002.


Exhibit 99.1    Chief Executive Officer's Certification Pursuant to 18 U.S.C Section 1350
Exhibit 99.2    Chief Financial Officer's Certification Pursuant to 18 U.S.C Section 1350

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BLUE RIDGE ENERGY, INC.



Date August 14, 2002                        By       /s/ FORREST E. EBBS
                                               --------------------------------
                                               Forrest E. Ebbs
                                               Sr. Vice President-Finance & CFO