Form 10QSB
period 2002-09-30
BLUE RIDGE ENERGY INC
filed 2002-11-14
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                 Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,516,094 shares as of November 10, 2002.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

         FINANCIAL STATEMENTS OF REGISTRANT

         INDEX                                                                                      NUMBER
         -----                                                                                      ------

         Balance Sheets as of September 30, 2002 and December 31, 2001...........................      3-4
         Statements of Operations for the three and nine months ended September 30, 2002 and 2001        5
         Statements of Cash Flows for the nine months ended September 30, 2002 and 2001..........        6
         Notes to Financial Statements...........................................................     7-14

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

         The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2.           Management's Discussion and Analysis of Operations.............................    15-21
ITEM 4.           Controls and Procedures........................................................       21

                                                 PART II

                                            OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS (NONE).......................................................       22
ITEM 2.           CHANGES IN SECURITIES (NONE)...................................................       22
ITEM 3.           DEFAULTS UPON SENIOR SECURITIES (NONE).........................................       22
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (NONE) ....................       22
ITEM 5.           OTHER INFORMATION (NONE).......................................................       22
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K...............................................       22
SIGNATURES.......................................................................................       22
CERTIFICATIONS...................................................................................    23-24

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      2002              2001
                                                                                      ----              ----
                                     ASSETS

CURRENT ASSETS:
   Cash......................................................................     $     131,461    $   1,081,096
   Accounts Receivable:
      Managed Limited Partnerships...........................................            43,140          426,420
      Trade and Other........................................................            31,814           72,098
   Prepaid Expenses and Other Current Assets.................................               ---          190,053
                                                                                  -------------    -------------

        TOTAL CURRENT ASSETS.................................................           206,415        1,769,667

ASSETS ASSOCIATED WITH DISCONTINUED OPERATIONS, NET..........................         1,032,622        1,541,183

PROPERTY AND EQUIPMENT, NET..................................................         1,640,152        1,814,782

DEFERRED SEISMIC DATA COSTS, NET.............................................         2,003,053               --

OTHER NONCURRENT ASSETS......................................................               490              490
                                                                                  -------------    -------------

        TOTAL ASSETS.........................................................     $   4,882,732    $   5,126,122
                                                                                  =============    =============

                   The accompanying notes are an integral part
                          of these financial statements

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                      2002              2001
                                                                                      ----              ----

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Liabilities..................................     $     207,103    $     265,238
   Drilling Advances.........................................................               ---        1,469,811
   Advances from Related Parties.............................................           155,965           83,469
   Seismic Data Costs Payable................................................         1,006,070              ---
   Current Portion Long Term Debt............................................            24,000          169,727
                                                                                  -------------    -------------
      TOTAL CURRENT LIABILITIES..............................................         1,393,138        1,988,245

LONG TERM DEBT...............................................................            10,001           42,500
DEFERRED INCOME TAXES........................................................                --           52,751
                                                                                  -------------    -------------
      TOTAL LIABILITIES......................................................         1,403,139        2,083,496

COMMITMENTS AND CONTINGENCIES (NOTE 5).......................................                --               --

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 259,000 and
      60,750 shares issued, subscribed to and outstanding at September 30, 2002 and December 31, 2001, respectively (liquidation preference of $1,590,000
      at September 30, 2002 and $304,000 at December 31, 2001)...............               259               61
   Common Stock, $0.005 par value; 20,000,000 shares authorized;
      7,516,094 and 7,455,344 shares issued and outstanding at
      September 30, 2002 and December 31, 2001, respectively.................            37,581           37,277
   Additional Paid-In Capital................................................         8,142,070        5,680,284
   Preferred Stock Subscription Receivable...................................        (1,000,000)             ---
   Accumulated Deficit.......................................................        (3,700,317)      (2,674,996)
                                                                                  -------------    -------------
      TOTAL STOCKHOLDERS' EQUITY.............................................         3,479,593        3,042,626
                                                                                  -------------    -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................     $   4,882,732    $   5,126,122
                                                                                  =============    =============


                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                           2002              2001             2002               2001
                                                           ----              ----             ----               ----
OPERATING REVENUES:

Turnkey Contract Sales ..........................      $   401,172       $ 1,552,000       $ 1,490,172       $ 2,020,000
Oil and Gas Sales ...............................           53,439            44,803           125,653           156,463
                                                       -----------       -----------       -----------       -----------
        Total Operating Revenues ................          454,611         1,596,803         1,615,825         2,176,463

OPERATING COSTS AND OTHER EXPENSES:
   Turnkey Contract Costs .......................          230,228         1,118,525           900,554         1,425,096
   Lease Operating Costs ........................           18,654             1,283            23,106            26,509
   Depreciation, Depletion and Amortization .....          172,188             9,000           374,376            27,000
   Marketing Costs ..............................              ---           121,932           309,179           224,938
   General and Administrative Costs .............          176,139           220,102           739,269           812,032
                                                       -----------       -----------       -----------       -----------
        Total Operating Costs ...................          597,209         1,470,842         2,346,484         2,515,575
                                                       -----------       -----------       -----------       -----------

OPERATING INCOME (LOSS) .........................         (142,598)          125,961          (730,659)         (339,112)

OTHER INCOME (EXPENSE):
   Gain (Loss) on Sale of Oil & Gas Leases ......           (6,000)              ---            72,839               ---
   Interest Expense .............................          (18,146)          (18,541)          (37,174)          (48,862)
                                                       -----------       -----------       -----------       -----------
        Total Other Income (Expense) ............          (24,146)          (18,541)           35,665           (48,862)
                                                       -----------       -----------       -----------       -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS:
   BEFORE INCOME TAXES ..........................         (166,744)          107,420          (694,994)         (387,974)
   Income Tax Benefit (Provision)................              ---           (35,500)           68,650           132,000
                                                       -----------       -----------       -----------       -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS ........         (166,744)           71,920          (626,344)         (255,974)

DISCONTINUED OPERATIONS:
   Income (Loss) from Operations of Discontinued
      Drilling Services .........................          (51,522)            3,103           (38,710)          (97,722)
   Loss on Disposal of Discontinued Operations ..         (303,768)              ---          (351,768)              ---
   Income Tax Provision .........................              ---            (1,000)              ---            30,518
                                                       -----------       -----------       -----------       -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS ......         (355,290)            2,103          (390,478)          (67,204)
                                                       -----------       -----------       -----------       -----------
NET INCOME (LOSS) ...............................      $  (522,034)      $    74,023       $(1,016,822)      $  (323,178)
                                                       ===========       ===========       ===========       ===========

INCOME (LOSS) FROM CONTINUING
OPERATIONS PER COMMON SHARE:
   Basic ........................................      $     (0.02)      $      0.01       $     (0.09)      $     (0.07)
                                                       ===========       ===========       ===========       ===========
   Diluted ......................................      $     (0.02)      $      0.01       $     (0.09)      $     (0.07)
                                                       ===========       ===========       ===========       ===========

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS PER COMMON SHARE:
   Basic ........................................      $     (0.05)      $      0.00       $     (0.05)      $     (0.01)
                                                       ===========       ===========       ===========       ===========
   Diluted ......................................      $     (0.05)      $      0.00       $     (0.05)      $     (0.01)
                                                       ===========       ===========       ===========       ===========

NET INCOME (LOSS) PER COMMON SHARE:
   Basic ........................................      $     (0.07)      $      0.01       $     (0.14)      $     (0.08)
                                                       ===========       ===========       ===========       ===========
   Diluted ......................................      $     (0.07)      $      0.01       $     (0.14)      $     (0.08)
                                                       ===========       ===========       ===========       ===========


Weighted Average Common Shares Outstanding ......        7,516,094         7,147,094         7,505,949         6,439,089
                                                       ===========       ===========       ===========       ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  2002              2001
                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss ............................................      $(1,016,822)      $  (323,178)
   Adjustments to Reconcile Net Loss to Net Cash used in
      Operating Activities:
      Depreciation, Depletion and Amortization .........          374,376            27,000
      Loss from Disposal of Discontinued Operations.....          351,768                --
      Change in Assets from Discontinued Operations.......        702,562           108,000
      Deferred Taxes ...................................          (68,650)         (169,251)
      Change in Operating Assets and Liabilities:
        Accounts Receivable ............................          423,654           176,678
        Drilling Advances ..............................       (1,469,811)         (560,000)
        Prepaid Expenses ...............................          190,053            33,942
        Accounts Payable and Accrued Liabilities .......          (58,135)          205,966
                                                              -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES ..................         (571,005)         (500,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Advances from Affiliate .................           72,496           113,293
   Sale of Oil and Gas Properties ......................           88,000                --
   Purchase of Seismic Data.............................       (1,281,358)               --
   Purchase of Oil and Gas Properties ..................         (349,353)         (136,759)
                                                              -----------       -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ....       (1,470,215)          (23,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Line of Credit.........................        1,500,000                --
   Payments of Long Term Debt ..........................       (1,989,917)          (76,072)
   Sale of Preferred Stock .............................        1,590,000               ---
   Exercise of Common Stock Warrants ...................               --            50,000
   Dividends Paid ......................................           (8,498)         (177,604)
                                                              -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ....        1,091,585          (203,676)
                                                              -----------       -----------
NET DECREASE IN CASH ...................................         (949,635)         (727,985)
CASH AT BEGINNING OF PERIOD ............................        1,081,096           918,963
                                                              -----------       -----------
CASH AT END OF PERIOD ..................................      $   131,461       $   190,978
                                                              ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid for Interest ..............................      $    37,174       $    48,862
                                                              ===========       ===========
   Cash Paid for Income Taxes ..........................      $        --       $     6,733
                                                              ===========       ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2002 AND 2001


1.       OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

         Blue Ridge Energy, Inc., ("BR Energy), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed its name to Blue Ridge Energy, Inc. in May, 1996. BR Energy has offices at 11211 Katy Freeway, Suite 505, Houston, Texas 77079 and at 632 Adams Street, Suite 710, Bowling Green, Kentucky 42101. BR Energy is engaged in the oil and gas business; primarily in Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil and gas drilling partnerships through which it raises money for the drilling of oil and gas wells and participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. BR Energy also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. These acquisitions are funded by a combination of the profits earned from sponsoring oil and gas drilling programs, revenues from oil and gas sales and from the proceeds of private offerings of preferred stock. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs, and as an independent producer of oil and gas.

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

DISCONTINUED OPERATIONS

         As BR Energy began implementation of its new business plan, the decision was made in July, 2002 to discontinue the contract drilling service segment of BR Energy's operations and sell its remaining drilling rig and ancillary drilling equipment. The drilling rig and equipment were sold in September 2002 and all related income, expense, property and liability accounts related to these operations have been netted and classified as related to discontinued operations in the financial statements for all periods presented.

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

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

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

Accounting for Long-Lived Assets

         SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for BR Energy January 1, 2002.

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

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

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

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

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

EARNINGS (LOSS) PER COMMON SHARE

         BR Energy's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the three and nine months ended September 30, 2002 and 2001:

                                                                       THREE MONTHS ENDED
         BASIC EPS COMPUTATION                                         SEPTEMBER 30, 2002
         ---------------------                                         ------------------
         Loss from Continuing Operations...............................   $   (166,744)
         Less: Preferred Stock Dividends...............................            ---
                                                                          ------------
         Loss from Continuing Operations Available to
           Common Stockholders.........................................       (166,744)
         Loss from Discontinued Operations.............................       (355,290)
                                                                          ------------
         Loss Available to Common Stockholders.........................   $   (522,034)
                                                                          ============

         DATES                                  SHARES      FRACTION        WEIGHTED
         OUTSTANDING                          OUTSTANDING   OF PERIOD    AVERAGE SHARES
         -----------                          -----------   ---------    --------------
         July 1-September 30.................   7,516,094      100.0%        7,516,094

         Weighted Average Shares.............                                7,516,094
                                                                          ============
         Basic EPS (Loss) from Continuing
           Operations........................                             $      (0.02)
         Basic EPS (Loss) from Discontinued
           Operations........................                                    (0.05)
                                                                          ------------
         Basic EPS (Loss)....................                             $      (0.07)
                                                                          ============

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

                                                                                          THREE MONTHS ENDED
         BASIC EPS COMPUTATION                                                            SEPTEMBER 30, 2001
         ---------------------                                                            ------------------
         Income from Continuing Operations..............................................     $     71,920
         Less: Preferred Stock Dividends................................................          (89,694)
                                                                                             ------------
         Loss from Continuing Operations Available to Common Stockholders...............          (17,774)
         Income from Discontinued Operations............................................            2,103
                                                                                             ------------
         Loss Available to Common Stockholders..........................................     $    (15,671)
                                                                                             ============

         DATES                                                     SHARES      FRACTION        WEIGHTED
         OUTSTANDING                                             OUTSTANDING   OF PERIOD    AVERAGE SHARES
         -----------                                             -----------   ---------    --------------
         July 1-September 30..............................         7,147,094      100.0%        7,147,094
         Conversion of Preferred Stock-September 30.......           210,250          0%                0
                                                             ---------------                 ------------
                                                                   7,357,344
         Weighted Average Shares..........................                                      7,147,094
                                                                                             ============

         Basic EPS from Continuing Operations.............                                   $       0.01
         Basic EPS from Discontinued Operations...........                                           0.00
                                                                                             ------------
         Basic EPS........................................                                   $       0.01
                                                                                             ============

                                                                                           NINE MONTHS ENDED
         BASIC EPS COMPUTATION                                                            SEPTEMBER 30, 2002
         ---------------------                                                            ------------------
         Loss from Continuing Operations................................................     $   (626,344)
         Less: Preferred Stock Dividends................................................           (8,498)
                                                                                             ------------
         Loss from Continuing Operations Available to Common Stockholders...............         (634,842)
         Loss from Discontinued Operations .............................................         (390,478)
                                                                                             ------------
         Loss Available to Common Stockholders..........................................     $ (1,025,320)
                                                                                             ============

         DATES                                                     SHARES      FRACTION        WEIGHTED
         OUTSTANDING                                             OUTSTANDING   OF PERIOD    AVERAGE SHARES
         -----------                                             -----------   ---------    --------------
         January 1-September 30...........................         7,455,344      100.0%        7,455,344
         Conversion of Preferred Stock....................            60,750       83.3%           50,605
                                                             ---------------                 ------------
                                                                   7,516,094
         Weighted Average Shares..........................                                      7,505,949
                                                                                             ============

         Basic EPS (Loss) from Continuing Operations......                                   $      (0.09)
         Basic EPS (Loss) from Discontinued Operations....                                          (0.05)
                                                                                             ------------
         Basic EPS (Loss).................................                                   $      (0.14)
                                                                                             ============

                                                                                           NINE MONTHS ENDED
         BASIC EPS COMPUTATION                                                            SEPTEMBER 30, 2001
         ---------------------                                                            ------------------
         Loss from Continuing Operations................................................     $   (255,974)
         Less: Preferred Stock Dividends................................................         (177,604)
                                                                                             ------------
         Loss from Continuing Operations Available to Common Stockholders...............         (433,578)
         Loss from Discontinued Operations..............................................          (67,204)
                                                                                             ------------
         Loss Available to Common Stockholders..........................................     $   (500,782)
                                                                                             ============

         DATES                                                     SHARES      FRACTION        WEIGHTED
         OUTSTANDING                                             OUTSTANDING   OF PERIOD    AVERAGE SHARES
         -----------                                             -----------   ---------    --------------
         January 1-September 30...........................         6,084,494      100.0%        6,084,494
         Exercise of Common Stock Warrants-June 29........         1,000,000       33.3%          333,333
         Conversion of Preferred Stock-Feb 28.............               750       88.8%              666
         Conversion of Preferred Stock-June 30............            61,850       33.3%           20,596
                                                             ---------------                 ------------
                                                                   7,147,094
         Weighted Average Shares..........................                                      6,439,089
                                                                                             ============

         Basic EPS (Loss) from Continuing Operations......                                   $      (0.07)
         Basic EPS (Loss) from Discontinued Operations....                                          (0.01)
                                                                                             ------------
         Basic EPS (Loss).................................                                   $      (0.08)
                                                                                             ============

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

INCOME TAXES

         Income taxes in the three and nine months ended September 30, 2002 have been provided for continuing operations at an estimated effective tax rate of 0% and 9% , respectively. Income taxes in the three and nine months ended September 30, 2001 have been provided for at an estimated effective tax rate of 34% which approximates the statutory federal tax rate.

         Income taxes are provided for under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" which takes into account the differences between financial statement treatment and tax treatment of certain transactions. BR Energy believes it will generate sufficient future taxable income to utilize the net deferred tax assets, however, for financial reporting purposes, a valuation allowance of $300,000 has been recognized to offset the net deferred tax assets.

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

2.       AFFILIATED OIL AND GAS PARTNERSHIPS

         BR Energy provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $1,490,172 and $2,020,000 during the nine months ended September 30, 2002 and 2001, respectively.

         Included in BR Energy's financial statements are contributions made to the various Company sponsored oil and gas partnerships, less the applicable loss generated by these partnerships relative to BR Energy's percentage ownership. BR Energy has allocated, on a pro-rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

3.       RELATED PARTY TRANSACTIONS

STOCK TRANSACTIONS

         As of September 30, 2002, there are 7,516,094 shares of common stock issued and outstanding. A total of 3,126,893 shares are held by Blue Ridge Group, Inc (BRG) and the remainder of 4,389,201 shares are held by approximately 600 shareholders.

ADVANCES FROM RELATED PARTIES

         BRG provides various management, administrative, accounting and geological services for BR Energy at a rate of $20,750 per month. BR Energy also reimburses BRG for direct costs paid on its behalf and the costs of various drilling services. As of September 30, 2002 and 2001, approximately $155,965 and $83,469 had been advanced by BRG to BR Energy under these arrangements.

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

         Additionally, in March, 2002, BRG committed to extending BR Energy a $1,500,000 line of credit to facilitate the purchase of an interest in 48,000 miles of seismic data in the Texas Gulf Coast area. This line of credit has a term of one year, bears interest at 9% per annum on all unpaid balances and is secured by all of BR Energy's interests in the seismic data and any oil and gas properties acquired through the implementation of this data. As of September 30, 2002 approximately $1,5000,000 had been advanced by BRG to BR Energy under this arrangement. This balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BRG for $1,500,000 and BRG committed to the purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments.

         BR Energy receives advances from its sponsored limited partnerships for turnkey drilling and completion services prior to completing such activities. These amounts are recorded as drilling advances and reflected as current liabilities until such drilling and completion activities have been completed and such amounts have been earned as income. As of September 30, 2002 and December 31, 2001, drilling advances received related to future obligations to be completed were $0 and $1,469,811, respectively.

4.       PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, consisted of the following at September 30, 2002 and December 31, 2001:

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                           2002              2001
                                                           ----              ----

Oil and Gas Properties............................     $   1,891,545    $   2,036,851
Furniture and Fixtures............................            25,146            2,173
                                                       -------------    -------------
                                                           1,916,691        2,039,024
Less Accumulated Depreciation.....................          (276,539)        (224,242)
                                                       -------------    -------------
                                                       $   1,640,152    $   1,814,782
                                                       =============    =============

         Depletion, Depreciation and Amortization expense was $374,376 and $27,000 for the nine months ended September 30, 2002 and 2001, respectively.

         In March, 2002, Rig #2 and ancillary drilling equipment was sold for its book value of $612,000 to Double D Drilling in exchange for a short-term note receivable to be satisfied out of future drilling by Double D Drilling. During 2002, this receivable was reduced by $110,250 as drilling services were performed by Double D Drilling.

         In September, 2002 Rig #4 and ancillary drilling equipment was sold for approximately $850,000 involving the payment of cash of $530,000 and assumption of debt of $218,000 by the purchaser. $530,000 of the cash was actually paid on October 4, 2002. The sale of the rig and equipment resulted in a loss of $280,000 which was recorded as a portion of discontinued operations.

5.       COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         During March, 2002 in conjunction with BR Energy's purchase of an interest in 48,000 miles of seismic data in the Texas Gulf Coast area, BR Energy committed to participating in the reprocessing this data. It is estimated

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

that the reprocessing will be completed at a cost to BR Energy of approximately $2.3 million. BR Energy has paid $1.3 million of these costs to date and recorded the remaining $1.0 million as a liability which will be funded by the sale of $1.0 million of Series E Preferred Stock to BR Group. BR Group has agreed to pay for the preferred stock in four equal quarterly installments beginning in December, 2002. Accordingly, BR Energy has recorded a subscription receivable for this amount.

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

6.       STOCKHOLDERS' EQUITY

         BR Energy is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. As of September 30, 2002, BR Energy was authorized to issue 25,000,000 shares of stock, 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

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

SERIES E PREFERRED STOCK

         In June, 2002, BR Energy authorized the issuance and sale of 750,000 shares of Series E Preferred Stock ("Series E Stock") which has a par value of $0.001 per share at $10.00 per share. The Series E Stock bears a 12% per annum dividend payable monthly. Each share of the Series E Stock shall be converted automatically into five (5) shares of Common Stock five years after the closing of the offering or at such time as BR Energy's registered common stock has traded at $12.50 per share average for a 30 day period, but in any event no earlier than three years after the final closing of the offering which is expected to be December 31, 2002.

         In the event of any liquidation, dissolution or winding up of BR Energy, either voluntary or involuntary, the existing holders of Series E Stock shall be entitled to receive, prior and in preference to any distribution of any

                             BLUE RIDGE ENERGY, INC.
             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001

assets or surplus funds of BR Energy to the holders of Common Stock the amount of $10.00 per share plus all unpaid dividends on such share of each share of Series E Stock then held by the shareholder.

         As of September 30, 2002, 259,000 shares of Series E Stock had been subscribed to or issued.



COMMON STOCK WARRANTS

         As of September 30, 2002, BR Energy had warrants outstanding to purchase 3,865,731 shares of Common Stock at prices ranging from $1.00 to $6.00 per share. These warrants expire from October 31, 2002 until March 27, 2005. See BR Energy's Form 10-KSB for December 31, 2001 for additional details.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


FINANCIAL OVERVIEW:

         Blue Ridge Energy, Inc. ("BR Energy"), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated ("Gem Source"), and subsequently changed the name of BR Energy to Blue Ridge Energy, Inc. in May 1996. BR Energy has offices at 632 Adams Street, Suite 710, Bowling Green, KY 42101 and at11211 Katy Freeway, Suite 505, Houston, Texas 77079..

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

         As BR Energy began implementation of its new business plan, the decision was made in July, 2002 to discontinue the contract drilling service segment of BR Energy's operations and sell its remaining drilling rig and ancillary drilling equipment. The drilling rig and equipment were sold in September 2002 and all related income, expense, property and liability accounts related to these operations have been netted and classified as related to discontinued operations in the financial statements for all periods presented.

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

         At September 30, 2002, BR Energy had total assets of $4.9 million, total liabilities of $1.4 million and shareholders' equity of $3.5 million. BR Energy's net loss increased to $1,016,000 during the first nine months of 2002 as compared to $323,000 for the same period in 2001. The loss per common share, which takes into account cash dividends paid on preferred stock was $(0.14) per share during the first nine months of 2002 as compared to $(0.08) during the same period in 2001. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

         As of September 30, 2002, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in eighty-nine (89) wells, of which sixty-three (63) are presently productive and eight (8) are in the completion process, located in Kentucky, Texas, West Virginia and New Mexico.

         The following tables summarize by geographic area BR Energy's developed and undeveloped acreage, oil and gas reserves and gross and net interests in producing oil and gas wells as of September 30, 2002. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

DEVELOPED AND UNDEVELOPED ACREAGE

GEOGRAPHIC AREA                                    DEVELOPED ACREAGE                   UNDEVELOPED ACREAGE
---------------                                    -----------------                   -------------------
                                               GROSS ACRES      NET ACRES        GROSS ACRES        NET ACRES
                                               -----------      ---------        -----------        ---------

New Mexico..............................             80.00             53.60             0.00             0.00
Texas...................................            863.78             33.03           332.00           133.00
Kentucky ...............................            700.00             99.40             0.00             0.00
West Virginia...........................            120.00              8.24         2,520.00         2,142.00
                                            --------------   ---------------   --------------     ------------
         Totals.........................          1,763.78            194.27         2,852.00         2,275.00
                                            ==============   ===============   ==============     ============

PRODUCTIVE WELLS

                                          GROSS WELLS                 NET WELLS                  RESERVES
                                          -----------                 ---------                  --------
GEOGRAPHIC AREA                        OIL           GAS          OIL          GAS          OIL           GAS
---------------                        ---           ---          ---          ---          ---           ---
                                      (BBLS)        (MCF)        (BBLS)        (MCF)       (BBLS)         (MCF)

New Mexico.....................         1.00          0.00         0.67         0.00        7,361         19,000
Texas..........................         2.00          0.00         0.83         0.00        2,440         21,000
Kentucky ......................         0.00         56.00         0.00         7.53            0        152,054
West Virginia..................         0.00         10.00         0.00         1.99            0         63,597
                                    --------     ---------   ----------     --------    ---------    -----------
         Totals................         3.00         68.00         1.50         9.52        9,801        255,651
                                    ========     =========   ==========     ========    =========    ===========

KEY PROPERTIES

         The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use.

         The following are the primary properties held by BR Energy as of September 30, 2002:

DEVELOPED PROPERTIES

         Boon's Camp Prospect: As of September 30, 2002, nine (9) gas wells are producing a total of approximately 550 - 650 MCF per day in eastern Kentucky. Five (5) wells are still in the completion phase and one (1) well has been determined to be a dry hole. In June, 2002, BR Energy sold the remaining undeveloped acreage in this prospect to a former executive of BR Energy for a gain of approximately $25,000.

         Homestake #1: The Homestake #1 oil well is a development well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 which is a 50.2% Net Revenue Interest.

         Big Sandy Prospect: As of September 30, 2002 ten (10) gas wells in the Big Sandy Prospect located in eastern Kentucky are currently in production and selling gas on a curtailed basis. BR Energy owns varying working interests in these wells ranging from 25% to 30.25% of the working interest with net revenue interests ranging from 18.75% to 22.69% in each well.

         Contrary Creek Prospect: Drilling in this prospect located in Lawrence County, Kentucky began during the fourth quarter of 2000 with all 11 gas wells having been drilled and determined as commercially productive as of

September 30, 2002. In June, 2002, BR Energy sold the remaining undeveloped acreage in this prospect to a former executive of BR Energy for a gain of approximately $25,000.

         McDonald Prospect: Drilling in this prospect located in Logan County, West Virginia began during the fourth quarter of 2000 with 5 gas wells having been drilled and determined as commercially productive as of September 30, 2002.

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

         West Pebble Island Prospect: During the third quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 40% Working Interest in 2 wells to be drilled in the West Pebble Island Prospect in Tyler County, Texas. During the fourth quarter of 2000, BR Energy sold this Working Interest to a limited partnership sponsored by BR Energy, thereby retaining varying Working Interests. Drilling in this prospect began during the first quarter of 2001 and mechanical difficulties were encountered. The drilling contractor has refunded the funds paid for the drilling of this well. BR Energy has sold the majority of the Working Interests in this prospect and retained a 12.5% Working Interest. Drilling of the next well is expected to commence during the fourth quarter of 2002.

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

         Texas Onshore Seismic Acquisition: During March of 2002, BR Energy also acquired a 17.5% working interest in a large ongoing Texas onshore exploration program that could have a significant impact on BR Energy. The centerpiece of this program will utilize a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas, and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. We expect that this will be the foundation for our drilling activity for the next several years.

          In this regard, we have paid approximately $1.3 million as of September 30, 2002 and are committed to pay approximately $1.0 million more for our portion of the costs to reprocess this seismic data to look for shallow "bright spot" prospects, primarily in the Miocene, Frio, Yegua and Wilcox formations. The validity of using advanced technology to reprocess data and find additional drilling prospects analogous to nearby known producing fields in the same producing trend is well accepted by the oil and gas industry. It is management's understanding that the major oil and gas company that generated this seismic data did not perform this type of reprocessing.

 Instead, its objective in the area was to explore for deeper and bigger reserves, and it processed the seismic in a way that masked potential shallower natural gas prospects.

         Once a prospect has been identified and additional geologic and geophysical work performed, we and our working interest parties have independent elections to participate as to our respective net interests in the wells. Approximately ten percent of the seismic mileage has been reprocessed as of September 30, 2002 and 30 prospects have been identified. These prospects range from 3,000 feet to 13,000 feet in depth and will be the prospects on which we intend to drill both exploratory and development wells. We estimate the cost to drill and complete a well for 100% of the working interest in these prospects will range from $150,000 for the shallower wells to $2,100,000 for the deeper wells.

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

DRILLING RIGS

         During the first quarter of 2002, Rig #2 was sold for its book value of $612,000 to Double D Drilling in exchange for a short-term note receivable to be satisfied out of future drilling by Double D Drilling. During the third quarter of 2002, the decision was made to discontinue our contract drilling services, and the remaining drilling rig and equipment were sold to an unaffiliated third party for cash of $620,000 and the assumption of debt of $218,000. $530,000 of the cash was actually received on October 4, 2002.

INCOME STATEMENT REVIEW:

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001:

         BR Energy incurred a net loss of $522,000 during the third quarter of 2002 as compared to net income of $74,000 primarily due to a reduction in its turnkey contract operations for the same period in 2001. The loss per common share, which takes into account cash dividends paid on preferred stock was $(0.07) per share during the first quarter of 2002 as compared to net income of $0.01 per share during the same period in 2001.

         OPERATING REVENUES:

         Operating revenues totaled $454,000 during the three months ended September 30, 2002 as compared to the $1,597,000 recorded during the three months ended September 30, 2001, This decrease was primarily related to reduced turnkey contract sales as a result of BR Energy beginning the implementation of its new business plan.

         DIRECT OPERATING COSTS:

         Direct operating costs totaled $421,000 during the three months ended September 30, 2002, as compared to the $1,129,000 experienced during the same period in 2001. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues previously discussed, along with the addition of $142,000 in amortization expense related to the seismic data acquisition.

         OTHER OPERATING EXPENSES:

         Marketing expenses decreased to $0 during the third quarter of 2002 from the $122,000 experienced during this period in 2001 due to the change in direction of BR Energy's activities as previously discussed. General and Administrative expenses decreased 20% to $176,000 during the third quarter of 2002 as compared to $220,000 during the same period in 2001, primarily as a result of decreased costs associated with changes in management personnel.

         OTHER EXPENSE:

         Interest expense remained essentially the same during the third quarter of 2002 as compared to the third quarter of 2001. During the third quarter of 2002 BR Energy recognized a $355,000 loss from the discontinuation of its drilling operations as previously discussed.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001:

         BR Energy's net loss increased to $1,016,000 during the first nine months of 2002 as compared to $323,000 for the same period in 2001 000 primarily due to the discontinuation of its contract drilling service operations and a reduction in its turnkey contract operations for the same period in 2001. The loss per common share, which takes into account cash dividends paid on preferred stock was $(0.14) per share during the first nine months of 2002 as compared to $(0.08) during the same period in 2001.

         OPERATING REVENUES:

         Operating revenues totaled $1,616,000 during the nine months ended September 30, 2002 as compared to the $2,176,000 recorded during the nine months ended September 30, 2001, This decrease was primarily related to reduced turnkey contract sales as a result of BR Energy beginning the implementation of its new business plan.

         DIRECT OPERATING COSTS:

         Direct operating costs totaled $1,298,000 during the nine months ended September 30, 2002, as compared to the $1,479,000 experienced during the same period in 2001. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues previously discussed, along with the addition of $284,000 in amortization expense related to the seismic data acquisition.

         OTHER OPERATING EXPENSES:

         Marketing expenses increased 37% to $309,000 during the first nine months of 2002 from the $225,000 experienced during this period in 2001 due to preparations to market BR Energy's Series E Preferred Stock offering. General and Administrative expenses decreased 9% to $739,000 during the first nine months of 2002 as compared to $812,000 during the same period in 2001, primarily as a result of decreases associated with changes in management personnel.

         OTHER EXPENSE:

         Interest expense decreased 24% to $37,000 during the first nine months of 2002 as compared to $49,000 during the first nine months of 2001 due to reduced average debt levels. During the first nine months of 2002 BR Energy recognized a $79,000 gain from the sale of undeveloped oil and gas leases in Kentucky and a loss of $390,000 from the discontinuation of its drilling service operations.

BALANCE SHEET REVIEW:

         ASSETS:

         BR Energy's current assets decrease of 82% to $206,000 at September 30, 2002 as compared to $1,770,000 at December 31, 2001 was primarily due to the use of cash and advances in fulfillment of drilling commitments that existed at December 31, 2001. An investment of approximately $2,132,000 in the seismic information previously discussed was recorded during the first nine months of 2002. The sale of the drilling rigs, equipment and various oil and gas properties previously discussed resulted in a 55% net decrease to $1,640,000 in property and equipment at September 30, 2002 as compared to $3,668,000 at December 31, 2001.

         LIABILITIES:

         BR Energy's current liabilities decreased 30% to $1,393,000 at September 30, 2002 from $1,988,000 at December 31, 2001 primarily due to the elimination of $1,470,000 in drilling advances at September 30, 2002 as the required services were performed by BR Energy. This reduction of current liabilities was partially offset by the addition of $1,006,000 in seismic costs payable resulting from the seismic data acquisition, as previously discussed.

         At September 30, 2002 and December 31, 2001 BR Energy had recognized net deferred income tax assets (liabilities) of $0 and $(53,000), respectively.

         STOCKHOLDERS' EQUITY:

         Total capital invested in BR Energy for Common and Preferred Stock increased 14% to $3,480,000 at September 30, 2002 from $3,042,000 at December 31, 2001. This increase resulted from the sale of 159,000 shares of Series E Preferred Stock primarily to BR Energy's majority shareholder, BR Group. 64% of this $1,590,000 increase in equity was offset by BR Energy's nine month loss of $1,016,000.

         CAPITAL RESOURCES AND LIQUIDITY:

         As a result of BR Energy's discontinuation of its drilling service operations, and the seismic data acquisition as previously discussed, the current ratio at September 30, 2002 decreased to 0.15, a decrease of 82% from
0.83 to 1 at December 31, 2001. BR Energy did receive $530,000 of cash on October 4, 2002 from the sale of a drilling rig and equipment which was classified as an Asset Associated With Discontinued Operations at September 30, 2002.

         During the two periods ended September 30, 2002 and December 31, 2001, BR Energy has relied upon net inflows of cash from equity and debt transactions, supplemented by net inflows of cash generated by its operating activities to fund the purchase of assets and its expansion. Generally speaking, management expects to finance further growth with similar equity transactions and improved cash flow from operations. It is anticipated that BR Energy will continue to raise funds from the issuance of Series E Preferred Stock in order to fund its commitment resulting from the acquisition of seismic information in the Texas Gulf Coast region. It is also possible that further expansion will be aided through the use of long-term debt transactions, both secured and unsecured.

ITEM 4. CONTROLS AND PROCEDURES

         BR Energy's Chief Executive Officer and Chief Financial Officer have evaluated BR Energy's disclosure controls and procedures within 90 days of the filing of this report. Based on that evaluation, BR Energy's management, including the Chief Executive Officer and Chief Financial Officer concluded that BR Energy's disclosure controls and procedures were functioning effectively to provide reasonable assurance that BR Energy can meet its disclosure obligations. There have been no significant changes in BR Energy's internal controls or in other factors that could significantly affect internal controls subsequent to this review.

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

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K was filed on September 13, 2002.

         Exhibit 99.1 Chief Executive Officer's Certification Pursuant to 18 U.S.C. Section 1350
         Exhibit 99.2 Chief Financial Officer's Certification Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BLUE RIDGE ENERGY, INC.



Date November 14, 2002                     By   /s/ FORREST E. EBBS
                                             -----------------------------------
                                                Forrest E. Ebbs
                                                Sr. Vice President-Finance & CFO

                                 CERTIFICATIONS

I, Patrick A. Kelleher, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Blue Ridge Energy,
     Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weakness.


Date:    November 14, 2002           /s/  Patrick A. Kelleher
                                          Chief Executive Officer

                                 CERTIFICATIONS

I, Forrest E. Ebbs, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Blue Ridge Energy, Inc..;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about he effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weakness.


Date:    November 14, 2002              /s/  Forrest E. Ebbs
         -----------------              ----------------------------
                                             Chief Financial Officer