Form 10KSB
period 2002-12-31
BLUE RIDGE ENERGY INC
filed 2003-03-31
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM               TO

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year. $1,657,926

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,988,526 as of June 30, 2002 based upon the closing price of the common stock on the OTC "Bulletin Board" on June 30, 2002 of $0.60 per share. As of June 30, 2002 the registrant had 7,516,094 shares of Common Stock, par value $0.005 per share, and 273,300 shares of Series E Preferred Stock, par value $0.001 per share, subscribed or outstanding.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         7,516,094 Shares of Common Stock Outstanding at March 28, 2003 385,000 Shares of Preferred Stock Outstanding at March 28, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of BR Energy's Proxy Statement for the 2003 Annual Meeting of
            Shareholders are incorporated by reference in Part III.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                     PART I

                                               PART I
1.  Description of Business..............................................................................    1
2.  Description of Properties............................................................................    4
3.  Legal Proceedings....................................................................................    8
4.  Submission of Matters to a Vote of Security Holders..................................................    8

                                              PART II

5.  Market Price for Common Equity and Related Stockholder Matters.......................................    8
6.  Management's Discussion and Financial Analysis of Financial Condition................................    9
7.  Financial Statements.................................................................................   13
8.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure..................   13


                                              PART III

9.  Directors, Executive Officers, Promoters and Control Persons.........................................   14
    Compliance with Section 16(a) of the Exchange Act....................................................   14
10. Executive Compensation...............................................................................   14
11. Securities Ownership of Certain Beneficial Owners and Management.....................................   14
12. Certain Relationships and Related Transactions.......................................................   14
13. Exhibits and Reports on Form 8-K.....................................................................   14
14. Controls and Procedures..............................................................................   14

                                              PART IV

Signatures...............................................................................................   14

                                        FINANCIAL STATEMENTS

Independent Auditors' Reports............................................................................  F-1
Balance Sheets...........................................................................................  F-2
Statements of Operations.................................................................................  F-3
Statements of Changes in Stockholders' Equity............................................................  F-4
Statements of Cash Flows.................................................................................  F-5
Notes to Financial Statement.............................................................................  F-6

                                     PART I

1.       BUSINESS

GENERAL DESCRIPTION

         Blue Ridge Energy, Inc. ("BR Energy"), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated ("Gem Source"), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. BR Energy has offices at 11211 Katy Freeway, Suite 505, Houston, TX 77079 and 632 Adams Street, Suite 710, Bowling Green, KY 42101.

         BR Energy is engaged in the oil and gas business primarily in Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil and gas drilling partnerships through which it raises funds for the drilling of oil and gas wells and usually participates for a 1% partnership interest as the managing general partner of the partnerships.

         With a new technical management team, additional directors, and establishing an office in Houston, we have begun a new business plan that focuses on shifting our oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects which are based on our 17.5% ownership of a 49-year license to approximately 48,000 miles of 2 dimensional seismic data in the Texas Gulf Coast and East Texas areas which was previously conducted by a major oil and gas company.

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

COMPETITION, MARKETS AND REGULATIONS

COMPETITION

         The oil and gas industry is highly competitive in all its phases. BR Energy encounters strong competition from other independent oil and gas producers. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Many of its competitors possess substantially greater financial resources, personnel and budgets than BR Energy, which may affect its ability to compete with companies in Kentucky, Texas, New Mexico or West Virginia.

MARKETS

         The price obtainable for oil and gas production from BR Energy properties is affected by market factors beyond the control of BR Energy. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, and variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net revenues from BR Energy properties. From time to time, there may exist a surplus of gas or oil supplies, the effect of which may be to reduce the amount of hydrocarbons that BR Energy may produce and sell, while such oversupply exists. In recent years, initial steps have been taken to provide additional gas pipelines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

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

         BR Energy generates wastes that may be subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by BR Energy's operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

         BR Energy currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although BR Energy believes that it has utilized good operating and waste disposal practices, prior owners and operators of these properties may not have utilized similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by BR Energy or on or under locations where such wastes have been taken for disposal. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws, as well as state laws governing the management of oil and natural gas wastes. Under such laws, BR Energy could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

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

         FERC Orders

         Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission ("FERC") from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC's jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory "no-notice" service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities. FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies which then resell the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

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

         General

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

         Recent Terrorist Activities and the Potential for Military and Other Actions

         The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies might lead to increased political, economic and financial market instability and volatility in prices for oil and natural gas, which could affect the market for our exploration and production operations. In addition, future acts of terrorism could be directed against companies operating in the United States, and it has been reported that terrorists might be targeting domestic energy facilities. While we believe that the risk to our energy assets, is minimal, there is no assurance that we can completely secure our assets or to completely protect them against a terrorist attack. These developments have subjected our operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on our business. In particular, we might experience increased capital or operating costs to implement increased security for our energy assets.

EMPLOYEES

         BR Energy has one full time employee, its President. BR Energy's majority shareholder, Blue Ridge Group, Inc. ("BR Group"), however, has a staff of geologists, petroleum engineers, drilling and accounting personnel who administer the operations of BR Group and BR Energy. As of December 31, 2002, BR Group had twenty-five (25) employees of which approximately fifteen (15) are geological and administrative personnel. The remainder are employed in oil and gas drilling and service activities. BR Energy pays a $20,750 per month management fee to BR Group for administrative and overhead expenses. This management fee is intended to cover only the expenses attributable to the fifteen (15) geological and administrative personnel which are applicable to BR Energy's operations.

         During 2002, management of BR Group conducted an analysis of the time spent by each of the fifteen (15) employees that performed services for BR Energy. Based on these time estimates, the employees' annual compensation was allocated to the applicable entity (Group or Energy) receiving the services. Although the actual services rendered on a month-to-month basis may vary, depending on many factors, management of BR Energy is of the opinion that the method used is reasonable and BR Energy receives fair value for these services. Annually, management reviews the salary structure of applicable employees and proportional allocations to determine the reasonableness of the amounts and that fair value is received for services rendered. For the year ended December 31, 2002, no material modifications in the management contract or management fee were made as it was determined by management that the amounts charged and the services received were reasonable.

         Annually, the Board of Directors determines if any of the executive officers of BR Energy are eligible for a performance bonus. No performance bonuses were paid during 2001 and 2002.

2.       PROPERTIES

         As of December 31, 2002, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in ninety-six (96) wells, of which sixty-seven (67) are presently productive and five (5) are in the completion process, located in Kentucky, Texas, West Virginia and New Mexico.

         The following tables summarize by geographic area BR Energy's developed and undeveloped acreage, oil and gas reserves and gross and net interests in producing oil and gas wells as of December 31, 2002. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

DEVELOPED AND UNDEVELOPED ACREAGE

GEOGRAPHIC AREA                                    DEVELOPED ACREAGE                   UNDEVELOPED ACREAGE
---------------                                    -----------------                   -------------------
                                               GROSS ACRES      NET ACRES        GROSS ACRES        NET ACRES
                                               -----------      ---------        -----------        ---------

New Mexico..............................             80.00             53.60             0.00             0.00
Texas...................................          1,103.78             69.03           592.00           156.00
Kentucky ...............................            780.00             99.40             0.00             0.00
West Virginia...........................            135.00              8.24             0.00             0.00
                                            --------------   ---------------   --------------     ------------
         Totals.........................          2,098.78            230.27           592.00           156.00
                                            ==============   ===============   ==============     ============

PRODUCTIVE WELLS

                                          GROSS WELLS                 NET WELLS                RESERVES
                                          -----------                 ---------                --------
GEOGRAPHIC AREA                        OIL           GAS          OIL          GAS          OIL           GAS
---------------                        ---           ---          ---          ---          ---           ---
                                     (BBLS)        (MCF)        (BBLS)       (MCF)        (BBLS)         (MCF)

New Mexico.....................         1.00          0.00         0.67         0.00        4,960          7,000
Texas..........................         3.00          1.00         1.04         0.35       44,556        102,000
Kentucky ......................         0.00         55.00         0.00         7.53            0         82,967
West Virginia..................         0.00         12.00         0.00         1.99            0         47,032
                                    --------     ---------   ----------     --------    ---------    -----------
         Totals................         4.00         68.00         1.71         9.87       49,516        238,999
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

         The following are the primary properties held by BR Energy as of December 31, 2002:

DEVELOPED PROPERTIES

         Boon's Camp Prospect: As of December 31, 2002, nine (9) gas wells are producing a total of approximately 550 - 650 MCF per day in eastern Kentucky. Five (5) wells are still in the completion phase and one (1) well has been determined to be a dry hole. In June 2002, BR Energy sold the remaining undeveloped acreage in this prospect to a former executive of BR Energy for a gain of approximately $25,000.

         Homestake #1: The Homestake #1 oil well is a development well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 which is a 50.2% Net Revenue Interest.

         Big Sandy Prospect: As of December 31, 2002 ten (10) gas wells in the Big Sandy Prospect located in eastern Kentucky are currently in production and selling approximately 200 MCFPD of gas. BR Energy owns varying working interests in these wells ranging from 25% to 30.25% of the working interest with net revenue interests ranging from 18.75% to 22.69% in each well.

         Contrary Creek Prospect: Drilling in this prospect located in Lawrence County, Kentucky began during the fourth quarter of 2000 with all 11 gas wells having been drilled producing approximately 350 MCFPD of gas as of December 31, 2002. In June 2002, BR Energy sold the remaining undeveloped acreage in this prospect to a former executive of BR Energy for a gain of approximately $25,000.

         McDonald Prospect: Drilling in this prospect located in Logan County, West Virginia began during the fourth quarter of 2000 with 5 gas wells having been drilled and producing approximately 300 MCFPD of gas as of December 31, 2002.

         Keegan Gibson #1: BR Energy owns 74% of the working interest which is a 63% net revenue interest in this well located in Smith County, Texas which is producing approximately 10 BOPD.

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

         West Pebble Island Prospect: During the third quarter of 2002, BR Energy committed to the acquisition and development of a 10% Working Interest in undeveloped and non-producing oil and gas leases with 2 wells to be drilled in the West Pebble Island Prospect in Tyler County, Texas. Drilling in this prospect began during the first quarter of

2002 and the first well has been completed as an oil producer. Drilling of the second well will begin during the first quarter of 2003.

         Licking River Prospect: During the fourth quarter of 2000, BR Energy committed to the acquisition and development of undeveloped and non-producing oil and gas leases consisting of a 50% Working Interest in approximately 18,000 acres in the Licking River Prospect in Morgan County, Kentucky. In June 2002, BR Energy sold this prospect to a former executive of BR Energy for a gain of approximately $28,000.

         Texas Onshore Seismic Acquisition: During March of 2002, BR Energy acquired at 35% interest in Channel LLC resulting in a 17.5% working interest in a large ongoing Texas onshore exploration program that could have a significant impact on BR Energy. The centerpiece of this program will utilize a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas, and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. We expect that this will be the foundation for our drilling activity for the next several years.

          In this regard, we have paid approximately $1.8 million as of December 31, 2002 and are committed to pay approximately $750,000 more for our portion of the costs to reprocess this seismic data to look for shallow "bright spot" prospects, primarily in the Miocene, Frio, Yegua and Wilcox formations. The validity of using advanced technology to reprocess data and find additional drilling prospects analogous to nearby known producing fields in the same producing trend is well accepted by the oil and gas industry. It is management's understanding that the major oil and gas company that generated this seismic data did not perform this type of reprocessing. Instead, its objective in the area was to explore for deeper and bigger reserves, and it processed the seismic in a way that masked potential shallower natural gas prospects.

         Once a prospect has been identified and additional geologic and geophysical work performed, we and our working interest parties have independent elections to participate as to our respective interests in the wells. Approximately ten percent of the seismic mileage has been reprocessed as of December 31, 2002 and 30 prospects have been identified. These prospects range from 3,000 feet to 13,000 feet in depth and will be the prospects on which we intend to drill both exploratory and development wells. We estimate the cost to drill and complete a well for 100% of the working interest in these prospects will range from $150,000 for the shallower wells to $2,100,000 for the deeper wells. As of December 31, 2002, 3 wells had been drilled under this arrangement resulting in two dry holes and one natural gas producer.

         We also intend to continue reviewing other undrilled acreage in these areas which are currently controlled by the major oil and gas companies for potential drilling prospects. We believe this acreage has not yet been drilled because of a shift of funding by the larger companies towards larger international projects. The major oil and gas companies are actively encouraging joint ventures (farm-outs of their leases and/or direct leasing of their mineral ownership) in these areas with other oil and gas companies, including smaller companies such as us. With respect to these prospects, the major oil and gas companies generally allow us to use their proprietary geologic and seismic databases at no cost to us to evaluate the prospect before our risk capital is committed to drilling the well.

DRILLING RIGS

         During the first quarter of 2002, Rig #2 was sold for its book value of $612,000 to Double D Drilling in exchange for a short-term note receivable to be satisfied out of future drilling by Double D Drilling. During the third quarter of 2002, the decision was made to discontinue our contract drilling services and the drilling rig #4 and equipment was sold to unaffiliated third parties for cash of $620,000 and the assumption of debt of $230,000. Double D Drilling defaulted on its note during the fourth quarter of 2002, the equipment was repossessed and a loss of $300,000 was recorded. Rig #2 was sold for approximately $200,000 during the first quarter of 2003.

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

                                                                                NET PRODUCTION  NET PRODUCTION
                                                                                 FOR THE YEAR    FOR THE YEAR
                                                                                  12/31/02         12/31/01
                                                                                  --------         --------
Net Volumes (Equivalent Barrels)...........................................          8,115           7,705
Average Sales Price per Equivalent Barrel..................................        $ 20.67         $ 22.90
Average Production Cost per Equivalent Barrel (includes production taxes)..        $  5.96         $  7.57

         The Average Production Costs per Equivalent Barrel represents the Lease Operating Expenses divided by the Net Volumes in equivalent barrels. Lease Operating Expenses includes normal operating costs such as pumper fees, operator overhead fees, electric costs, pump repair costs, chemicals, pulling unit costs, production taxes, etc.

NET PROVED OIL AND GAS RESERVES

         Presented below are the estimates of BR Energy's proved reserves as of December 31, 2002 and 2001. All of BR Energy's proved reserves are located in the United States.

                                                             DECEMBER 31, 2002             DECEMBER 31, 2001
                                                             -----------------             -----------------
                                                                        NATURAL                          NATURAL
                                                          OIL             GAS              OIL             GAS
                                                        (BBLS)           (MCF)           (BBLS)           (MCF)

Proved developed and undeveloped reserves
  at end of year:
Balance at beginning of year.....................          9,801           255,651         27,394      1,038,822
Extensions, discoveries and other additions......         13,724           107,485             --         79,020
Revisions of previous estimates..................         18,692           (91,223)       (14,745)      (184,535)
Purchases (Sales) of minerals in place...........             --                --             --       (648,512)
Production.......................................         (2,629)          (32,914)        (2,848)       (29,144)
                                                    -------------      ------------   -----------    -----------
Balance at end of year...........................         39,588           238,999          9,801        255,651
                                                    ============       ===========    ===========    ===========
Proved developed reserves........................         32,726           228,999          9,801        255,651
                                                    ============       ===========    ===========    ===========

BBLS  -   Barrels of oil
MCF   -   Thousand cubic feet of gas

         In estimating the oil and natural gas reserves, BR Energy, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 2002 and 2001 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price BR Energy reasonably expects to receive.

         Future prices received for the sale of BR Energy's product may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the SEC.

DRILLING ACTIVITIES

                                            OIL WELLS                GAS WELLS                 DRY WELLS
                                            ---------                ---------                 ---------
                                      2002          2001        2002          2001         2002         2001
                                      ----          ----        ----          ----         ----         ----
Exploratory Wells..............           --            --           --           --           --           --
Development Wells..............            1            --            9           27            4            1
                                    --------     ---------    ---------    ---------    ---------    ---------
Total Wells....................            1            --            9           27            4            1

3.       LEGAL PROCEEDINGS

         Neither BR Energy nor any of its properties is subject to any material pending legal proceedings. From time to time, BR Energy may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of BR Energy.

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

5.       MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Common Stock of BR Energy is traded on the OTC Bulletin Board with "BREY" as its stock symbol. The range of high and low bid information for each quarter since January 1, 2001 is as follows:

                                                                                     HIGH BID       LOW BID
March 31, 2001..................................................................    $    2.30    $    1.75
June 30, 2001...................................................................    $    2.15    $    1.61
September 30, 2001..............................................................    $    1.11    $    0.65
December 31, 2001...............................................................    $    1.00    $    0.59
March 31, 2002..................................................................    $    1.01    $    0.33
June 30, 2002...................................................................    $    1.15    $    0.55
September 30, 2002..............................................................    $    0.60    $    0.35
December 31, 2002...............................................................    $    0.54    $    0.25

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

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2002, the Company sold the following unregistered securities:


Date                 Title of Securities           Amount Sold      Total Sale Price           Commissions Paid


12/31/02           Series E Preferred Stock         273,300 Shares          $2,733,000              $27,960

         All securities were sold only to accredited investors pursuant to Rule 506 under the Securities Exchange Act of 1934. No underwriter was utilized in connection with these sales. Of the 273,300 shares of Series E Preferred Stock sold in 2002, 125,000 shares were purchased by the Company's majority shareholder, Blue Ridge Group, Inc. Blue Ridge Group, Inc. has subscribed to purchase an additional 75,000 shares of Series E Preferred Stock for a purchase price of 750,000. See "Note 3 to the Company's Financial Statements."

SHAREHOLDER INFORMATION

         As of December 31, 2002, there are approximately 600 shareholders of BR Energy's Common Stock.

6.       MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION

         The following discussion is intended to assist in an understanding of BR Energy's financial position and results of operations for each year of the two year periods ended December 31, 2002. The Financial Statements and the notes thereto, which follow, contain detailed information that should be referred to in conjunction with the following discussion.

FINANCIAL OVERVIEW

         Blue Ridge Energy, Inc. (BR Energy), is a publicly traded, independent oil and gas company engaged in the drilling, exploration, development and production of oil and gas properties in Texas, Kentucky, West Virginia and New Mexico. BR Energy has participated in ninety-three (93) wells.

         Historically, BR Energy has grown through drilling with joint ventures and limited partnerships it has sponsored. While BR Energy will continue to sponsor joint ventures and limited partnerships in the future, it will complement those programs with the expansion of its oil and gas reserves through acquisitions and greater participation in oil and gas properties.

         Mr. Edward L. Stillie resigned as President and CEO on March 1, 2002 and BR Energy appointed Mr. Patrick A. Kelleher as its new President and CEO on March 1, 2002. Mr. Kelleher brings over 23 years of industry experience, as a disciplined Geologist and major company trained Geophysicist. Starting out his career with Exxon, Mr. Kelleher has found oil and gas reserves for Edge Petroleum, Cockrell Oil, and most recently as co-owner of Pecos Petroleum Company, a privately held oil and gas exploration company. Mr. Kelleher has replaced Mr. Stillie, who resigned to pursue other business interests.

         With a new technical management team, additional directors, and establishing an office in Houston, we have begun a new business plan that focuses on shifting our oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects which are based on our 17.5% ownership of a 49-year license to approximately 48,000 miles of 2 dimensional seismic data in the Texas Gulf Coast and East Texas areas which was previously conducted by a major oil and gas company.

         As BR Energy began implementation of its new business plan, the decision was made in July 2002 to discontinue the contract drilling service segment of BR Energy's operations and sell its remaining drilling rigs and ancillary drilling equipment. The drilling rigs and equipment were sold in the latter half of 2002 and all related income, expense, property and liability accounts related to these operations have been netted and classified as discontinued operations in the financial statements for all periods presented. A net loss of $692,446, or $0.09 per share, from discontinued operations has been recorded in the 2002 income statements.

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

Oil and Gas Activities:

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

Oil and Gas Reserves:

         Engineering estimates of BR Energy's oil and gas reserves are inherently imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. There are authoritative guidelines regarding the engineering criteria that have to be met before estimated oil and gas reserves can be designated as "proved". Proved reserve estimates are updated at least annually and take into account recent production and technical information about each field. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. This change is considered a change in estimate for accounting purposes and is reflected on a prospective basis in related depreciation rates.

         Despite the inherent imprecision in these engineering estimates, these estimates are used in determining depreciation expense and impairment expense, and in disclosing the supplemental standardized measure of discounted future net cash flows relating to proved oil and gas properties. Producing properties' Depreciation rates are capitalized costs are amortized based on the units of oil or gas produced. Therefore, assuming all other variables are held constant, an increase in estimated proved reserves decreases our depreciation, depletion and amortization expense. Also, estimated reserves are often used to calculate future cash flows from our oil and gas operations, which serve as an indicator of fair value in determining whether a property is impaired or not. The larger the estimated reserves, the less likely the property is impaired.

Impairments:

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

Asset Retirement Obligations:

         BR Energy has significant obligations to remove tangible equipment and restore land or seabed at the end of operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells and removal and disposal of offshore oil and gas platforms around the world. The estimated undiscounted costs, net of salvage value, of dismantling and removing these facilities are accrued over the productive life of the asset. Estimating the future asset removal costs is difficult and required management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as well as political, environmental, safety and public relations considerations. In addition, the Financial Accounting Standards Board (FASB) has recently issued SFAS No 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003 and significantly changes the method of accruing for costs, associated with the retirement of fixed assets, that an entity is legally obligated to incur. Although BR Energy is still in the process of determining the impact of these changes, it believes that such impact will be immaterial.

RESULTS OF OPERATIONS

         BR Energy reported a net loss of $(2,132,000) in 2002 compared to a net loss of $(256,000) in 2001. The increase in the net loss is primarily due to the discontinuation of its contract drilling service operations and a reduction in its turnkey contract operations for the same period in 2001. On a per share basis, which takes into account cash dividends paid on preferred stock, BR Energy had a net loss of $(0.29) and $(0.07) per share in 2002 and 2001, respectively.

OPERATING REVENUES

         Operating revenues totaled $1,658,000 in 2002; a 41.1% decrease from $2,816,000 in 2001. Turnkey drilling contract sales included in operating revenues were $1,490,000 in 2002, as compared to $2,639,000 in 2001. Oil and gas sales included in operating revenues were $168,000 for 2002, as compared to $176,000 for 2001.

         The decreases in operating revenues were primarily related to the discontinuation of BR Energy's contract drilling operations and reduced turnkey contract sales as a result of BR Energy beginning the implementation of its new business plan.

DIRECT OPERATING COSTS

         Direct operating costs totaled $973,000 in 2002, a 46.9% decrease from the total of $1,831,000 in 2001. Direct operating costs are the turnkey drilling contract costs for the drilling, completion, and equipping of oil and gas wells and lease operating expenses. The decreases in these costs for 2002 correlate with the decreased turnkey drilling contract sales discussed above.

OTHER OPERATING EXPENSES

         Other operating expenses in 2002 decreased 1.4% to $1,318,000 from $1,337,000 in 2001 primarily as a result of decreased general and administrative expenses caused by the change in direction for BR Energy.

         Depreciation, depletion and amortization increased to $617,000 in 2002 from $136,000 in 2001. This increase is primarily related to the amortization of deferred seismic data costs acquired in 2002. An impairment loss of $185,000 was recorded in 2002 as a result of BR Energy's evaluation of its Kentucky and West Virginia oil and gas producing properties.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and Administrative costs were $1,043,000 for 2002 and $1,056,000 for 2001. Such amounts include a portion of the management fee charged by BR Group; $249,000 each year for 2002 and 2001. The balance of general and administrative expenses consists primarily of salary expense and of legal and accounting fees of $189,000 in 2002 and $197,000 in 2001.

OTHER EXPENSE

         Other income (expense) increased to $50,000 in 2002 as compared to $(8,000) in 2001 due to a gain on the sale of undeveloped oil and gas leases in the Appalachian Basin in 2002 of $73,000 as BR Energy changed its focus.

INCOME TAXES

         BR Energy had a Federal and state income tax benefit of $53,000 and $99,000 in 2002 and 2001, respectively. These amounts represent effective tax rates of 2% and 28% in each of those years, respectively. In 2002 and 2001, BR Energy had tax deductions for Intangible Drilling Costs resulting in tax credits of $96,000 and $271,000, respectively. These tax credits were utilized, whenever possible, in order to reduce the cash impact of income taxes.

         At December 31, 2002, BR Energy had $2,098,000 of its Federal NOL remaining to reduce its future taxable net income.

BALANCE SHEET REVIEW

Assets

         BR Energy's current assets decreased 73.6% to $468,000 at the end of 2002 from $1,770,000 at the end of 2001. The decrease in 2002 was primarily caused by decreases in cash and accounts receivable caused by the reduction in turnkey contract sales operations.

         BR Energy's noncurrent assets decreased 7.8% at the end of 2002 to $3,380,000 as compared to $3,668,000 at the end of 2001 due primarily to the decrease in property and equipment caused by the discontinuation of the drilling service operations, partially offset by an increase in seismic data related assets.

Liabilities

         BR Energy's current liabilities decreased 50.3% to $1,148,000 at year-end 2002 from $1,808,000 at the end of 2001 primarily as a result of a decrease in drilling advances caused by the reduction in turnkey contract sales operations, a decrease in the current portion of long-term debt due to scheduled payments and a decrease in liabilities associated with the discontinued operations. These decreases were partially offset by an increase in payables for the seismic data acquisition.

         BR Energy's long term debt decreased 85.7% to $4,000 at year-end 2002 from $28,000 at the end of 2001 primarily as a result of the timing of scheduled payments.

         The tax effect of significant temporary differences representing net deferred taxes was $0 and $53,000 at December 31, 2002 and December 31, 2001. For further information regarding income taxes see Note 7 of the Financial Statements.

Stockholders' Equity

         Total capital invested in BR Energy for Common and Preferred Stock increased $1,895,000 to $7,563,000 at year-end 2002 from $5,718,000 at the end of 2001 primarily as a result of the sale of 197,300 shares of Series E Preferred Stock. BR Group purchased 175,000 of these shares and has subscribed to the purchase of an additional 75,000 shares of Series E Preferred Stock for $750,000 during 2003. For further information regarding the capital structure of BR Energy see Note 9 of the Financial Statements.

         After recording a net loss of $(2,132,000) and paying dividends of $(59,000) on its preferred stock, BR Energy's retained earnings declined 81.9% to an accumulated deficit of $4,866,000 at December 31, 2002 from an accumulated deficit of $2,675,000 at December 31, 2001.

CAPITAL RESOURCES AND LIQUIDITY

         BR Energy's current ratio (current assets / current liabilities) was
0.41 to 1 in 2002 and 0.76 to 1 in 2001. Such calculations include the accounts receivable from managed oil and gas drilling partnerships ($7,865 in 2002 and $426,000 in 2001) and advances to (from) related parties ($71,137) in 2002 and $(83,000) in 2001). The change in the current ratio from 2002 to 2001 was due primarily to the use of funds in the acquisition of seismic data and continuing operations.

         BR Energy's primary source of cash in 2002 was derived from the sale of oil and gas limited partnerships, the sale of drilling equipment and the sale of preferred stock. Without these sources of cash, BR Energy would not have adequate sources of cash for its operations. While BR Energy expects that its revenue sources will not significantly change in 2003, BR Energy will be increasing its emphasis on drilling and developing oil and gas properties in order to increase its revenue from oil and gas production.

         During the years ended December 31, 2002 and 2001, BR Energy has relied upon net inflows of cash generated by its operating activities and equity offerings to fund the purchase of assets and its expansion. Generally speaking, management intends to fund further growth with equity transactions and improved cash flows from operations.

         BR Energy suffered a net loss of approximately $2.1 million in 2002 and had a working capital deficit of approximately $586 thousand at December 31, 2002. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

         Management has taken significant steps to address the financial condition of BR Energy, to increase cash flows and to achieve better operating results; principally by implementing its new business plan and discontinuing its contract drilling service segment. BR Energy has also entered certain agreements, including a sales and service agreement with BR Group to provide the necessary financial support for BR Energy through the first quarter of 2004.

         As of December 31, 2002, BR Energy had sufficient cash to satisfy its operating needs for a period of 90 days or longer. BR Energy plans to continue funding its operating needs by sponsoring 1 to 2 limited partnership oil and gas drilling programs a year.

7.       FINANCIAL STATEMENTS

         The response to this item is set forth herein in a separate section of this Report, beginning on Page F-1.

8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         None

                                    PART III

         The information called for by items 9, 10, 11, and 12 of Part III is omitted because BR Energy will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. Such information is incorporated herein by reference.

13.      EXHIBITS AND REPORTS ON FORM 8K

         (3)(i) Articles of Incorporation of Blue Ridge Energy, Inc. Incorporated by reference to Amendment no. 7 to Form 10SB

         (3)(ii) Bylaws of Blue Ridge Energy, Inc. Incorporated by reference to Amendment no. 7 to Form 10SB

         10.1     Seismic Exploration Agreement

         10.2     Sales and Service Agreement with Blue Ridge Group, Inc.

         23.1 Consent of Independent Consulting Engineer (R. A. Lenser & Associates)

         23.2.    Consent of Independent Consulting Engineer (Wright & Company)

         99.1     Certification of Chief Executive Officer Pursuant to 18 USC
                  Section 1350

         99.2     Certification of Chief Financial Officer Pursuant to 18 USC
                  Section 1350


14.      CONTROLS AN PROCEDURES

         The management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. Within 90 days of this report, an evaluation was performed under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective as of the evaluation date for ensuring that information required to be disclosed in this annual report on Form 10-KSB was recorded, processed, summarized, and reported within the time period required by the United States Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.


                                     PART IV


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Louisville, State of Kentucky.

                                     Blue Ridge Energy, Inc.


                                     By:      /s/   PATRICK A. KELLEHER
                                        ----------------------------------------
                                                  PATRICK A. KELLEHER
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and the dates indicated.


Blue Ridge Energy, Inc. Registrant
Date: March 31, 2003

By:      /s/        PATRICK A. KELLEHER                        By:      /s/        FORREST E. EBBS
   --------------------------------------------------             --------------------------------------------------
                    PATRICK A. KELLEHER                                          FORREST E. EBBS
              Director, President and Chief                        Director, Senior Vice President-Finance and
                    Executive Officer                                         Chief Financial Officer


By:      /s/          ROBERT D. BURR                           By:      /s/          HARRY J PETERS
   --------------------------------------------------             --------------------------------------------------
                      ROBERT D. BURR                                                 HARRY J PETERS
              Director, Chairman of the Board                        Director, Senior Vice President-Acquisition


By:      /s/        GREGORY B. SHEA                            By:      /s/        RICHARD M HEWITT
   --------------------------------------------------             --------------------------------------------------
                    GREGORY B. SHEA                                                RICHARD M HEWITT
       Director, Senior Vice President-Operations                                  Director
                       Secretary

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Blue Ridge Energy, Inc.
Bowling Green, Kentucky

We have audited the accompanying balance sheets of Blue Ridge Energy, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Blue Ridge Energy's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Energy, Inc. as of December 31, 2002 and 2001, and the results of its operations and cash flows for each of the years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP
Louisville, Kentucky
March 24, 2003

                             BLUE RIDGE ENERGY, INC.

                                 BALANCE SHEETS


DECEMBER 31,                                                                         2002              2001
------------                                                                         ----              ----
                                     ASSETS
CURRENT ASSETS:
   Cash ...................................................................     $     335,907    $   1,081,096
   Accounts Receivable:
      Managed Limited Partnerships.........................................             7,865          426,420
      Trade and Other......................................................            37,017           72,098
      Prepaid Expenses and Other Current Assets............................            87,473          190,053
                                                                                -------------    -------------
        Total Current Assets...............................................           468,262        1,769,667
ASSETS ASSOCIATED WITH DISCONTINUED OPERATIONS, NET........................           200,000        1,859,770
PROPERTY AND EQUIPMENT, NET................................................         1,319,123        1,807,885
DEFERRED SEISMIC COSTS, NET................................................         1,860,865               --
OTHER NONCURRENT ASSETS....................................................               490              490
                                                                                -------------    -------------
        TOTAL ASSETS.......................................................     $   3,848,740    $   5,437,812
                                                                                =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses...................................     $     299,870    $     265,238
   Drilling Advances.......................................................                --        1,469,811
   Advances From Related Parties...........................................            71,137           83,469
   Seismic Data Costs Payable..............................................           753,093               --
   Liabilities Associated with Discontinued Operations.....................                --          311,417
   Current Portion of Long Term Debt.......................................            24,000          184,500
                                                                                -------------    -------------
        Total Current Liabilities..........................................         1,148,100        2,314,435
Long Term Debt.............................................................             4,000           28,000
Deferred Income Taxes......................................................                --           52,751
                                                                                -------------    -------------
        Total Liabilities..................................................         1,152,100        2,395,186
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)..............................                --               --
STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 273,300 and
   60,750 shares issued and outstanding at December 31, 2002 and 2001, respectively (liquidation preferences of $1,980,000 in 2002 and
   $304,000 in 2001.).....................................................                273               61
Common stock, $0.005 par value; 20,000,000 shares authorized;
   7,516,094 and 7,455,344 shares issued and outstanding at
   December 31, 2002 and 2001, respectively................................            37,581           37,277
Additional Paid-In Capital.................................................         8,285,056        5,680,284
Preferred Stock Subscription Receivable....................................          (760,000)              --
Accumulated Deficit........................................................        (4,866,270)      (2,674,996)
                                                                                -------------    -------------
   Total Stockholders' Equity..............................................         2,696,640        3,042,626
                                                                                -------------    -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................     $   3,848,740    $   5,437,812
                                                                                =============    =============

    The accompanying notes are an integral part of these financial statements

                             BLUE RIDGE ENERGY, INC.

                            STATEMENTS OF OPERATIONS


DECEMBER 31,                                                             2002           2001
-----------                                                          -----------    -----------
OPERATING REVENUES:
Turnkey Contract Sales ...........................................   $ 1,490,173    $ 2,639,298
Oil and Gas Sales ................................................       167,753        176,447
                                                                     -----------    -----------
   Total Operating Revenues ......................................     1,657,926      2,815,745

OPERATING COSTS AND OTHER EXPENSES:
Turnkey Contract Costs ...........................................       924,701      1,772,847
Lease Operating Expenses .........................................        48,382         58,343
Impairment, Abandonment and Dry Hole Costs .......................       292,327           --
Depreciation, Depletion and Amortization .........................       616,823        136,201
Marketing Costs ..................................................       275,512        280,894
General and Administrative Costs .................................     1,042,953      1,056,118
                                                                     -----------    -----------
   Total Operating Costs .........................................     3,200,698      3,304,403
                                                                     -----------    -----------
OPERATING LOSS ...................................................    (1,542,722)      (488,658)

OTHER INCOME (EXPENSE):
Interest and Other Expense (net) .................................       (22,438)       (46,234)
Gain on Sale of Oil and Gas Properties ...........................        72,839         38,373
                                                                     -----------    -----------
   Total Other Income (Expense) ..................................        50,401         (7,861)
                                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..............    (1,492,371)      (496,519)
   Income Tax Provision ..........................................        52,751        138,384
                                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS ..................................    (1,439,620)      (358,135)

DISCONTINUED OPERATIONS:
   Income (Loss) from Operations of Discontinued Drilling Services      (110,712)       141,031
   Loss on Disposal of Discontinued Operations ...................      (581,734)          --
   Income Tax Benefit ............................................          --          (39,305)
                                                                     -----------    -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS .......................      (692,446)       101,726
                                                                     -----------    -----------

NET LOSS .........................................................   $(2,132,066)   $  (256,409)
                                                                     ===========    ===========

LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE:
   Basic .........................................................   $     (0.20)   $     (0.08)
                                                                     ===========    ===========

   Diluted .......................................................   $     (0.20)   $     (0.08)
                                                                     ===========    ===========

INCOME (LOSS) FROM  DISCONTINUED OPERATIONS
  PER COMMON SHARE:
   Basic .........................................................   $     (0.09)   $      0.01
                                                                     ===========    ===========

   Diluted .......................................................   $     (0.09)   $      0.01
                                                                     ===========    ===========

NET LOSS PER COMMON SHARE:
   Basic .........................................................   $     (0.29)   $     (0.07)
                                                                     ===========    ===========
   Diluted .......................................................   $     (0.29)   $     (0.07)
                                                                     ===========    ===========

Weighted Average Common Shares Outstanding .......................     7,508,500      6,668,544
                                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             BLUE RIDGE ENERGY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   PREFERRED STOCK      COMMON STOCK
                                   ---------------  --------------------
                                   NO. OF              NO OF                ADDITIONAL     SUBSCRIPTIONS  ACCUMULATED
                                   SHARES   AMOUNT    SHARES     AMOUNT   PAID-IN CAPITAL   RECEIVABLE     (DEFICIT)       TOTAL
                                   ------   ------  ----------   -------  ---------------  -------------  -----------   -----------
DECEMBER 31,2000 ...............   430,000   $ 430   6,084,494   $30,422   $ 5,631,970          --        $(2,236,920)  $ 3,425,902
Issuance of Preferred Stock ....     1,600      16        --        --           4,784          --               --           4,800
Conversion of Preferred Stock ..  (370,850)   (385)    370,850     1,855        (1,470)         --               --            --
Exercise of Warrants ...........      --       --    1,000,000     5,000        45,000          --               --          50,000
Dividends Paid on
  Preferred Stock ..............      --       --         --        --            --            --           (181,667)     (181,667)
Net Income (Loss) ..............      --       --         --        --            --            --           (256,409)     (256,409)
                                  --------   -----  ----------   -------   -----------       ---------     -----------   -----------
DECEMBER 31, 2001 ..............    60,750      61   7,455,344    37,277     5,680,284          --         (2,674,996)    3,042,626
Conversion of Preferred Stock ..   (60,750)    (61)     60,750       304          (243)         --               --            --
Issuance of Preferred Stock ....   273,300     273        --        --       2,733,000          --               --       2,605,288
Preferred Stock Subscriptions ..      --       --         --        --        (760,000)         --               --        (760,000)
Stock issuance costs ...........      --       --         --        --        (127,985)         --               --        (127,985)
Dividends Paid on
  Preferred Stock ..............      --       --         --        --            --            --            (59,208)      (59,208)
Net Income (Loss) ..............      --       --         --        --            --            --         (2,132,066)   (2,132,066)
                                  --------   -----  ----------   -------   -----------     ---------      -----------   -----------
DECEMBER 31, 2002 ..............   273,300   $ 273   7,516,094   $37,581   $ 8,285,056     $(760,000)     $(4,866,270)  $ 2,696,640
                                  ========   =====  ==========   =======   ===========     =========      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                             BLUE RIDGE ENERGY, INC.

                            STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                                2002           2001
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ..............................................   $(2,132,066)   $  (256,409)
Adjustments to Reconcile Net Income (Loss) to Net Cash Flow from
   Operating Activities:
   Depreciation, Depletion and Amortization ....................       616,823        136,201
   Loss from Disposal of Discontinued Assets ...................       581,734           --
   Change in Assets from Discontinued Operations ...............     1,033,289        144,000
   Impairment. Dry Holes and Abandonment Losses ................       292,327           --
Changes in Operating Assets and Liabilities:
   Deferred Income Taxes .......................................       (52,751)       (99,079)
   Accounts Receivable .........................................       453,636       (115,849)
   Prepaid Expenses ............................................       102,580        (61,005)
   Accounts Payable and Accrued Expenses .......................        34,632        221,987
   Drilling Advances ...........................................    (1,469,811)       551,811
                                                                   -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ............      (539,605)       521,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (Decrease) in Advances from Affiliate .................       (12,332)       100,624
Sale of Oil and Gas Properties .................................       641,253        587,949
Purchase of Seismic Data .......................................    (1,534,336)
Purchase of Oil and Gas Properties and Equipment ...............      (590,330)      (860,202)
                                                                   -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES ..........................    (1,495,745)      (171,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable ....................................          --             --
Payments on Long Term Debt .....................................      (495,917)       (61,028)
Exercise of Common Stock Warrants ..............................          --           50,000
Issuance of Preferred Stock ....................................     1,845,288          4,800
Dividends Paid .................................................       (59,208)      (181,667)
                                                                   -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES ..........................     1,290,163       (187,895)
NET INCREASE (DECREASE) IN CASH ................................      (745,189)       162,133
                                                                   -----------    -----------
CASH AT BEGINNING OF PERIOD ....................................     1,081,096        918,963
                                                                   -----------    -----------
CASH AT END OF PERIOD ..........................................   $   335,907    $ 1,081,096
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest .........................................   $    27,087    $    46,234
                                                                   ===========    ===========
Cash Paid for Federal Income Taxes .............................   $      --      $      --
                                                                   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


1.       OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

         Blue Ridge Energy, Inc. (BR Energy), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name of BR Energy to Blue Ridge Energy, Inc. in May, 1996. BR Energy has offices at 11211 Katy Freeway, Suite 505, Houston, TX 77079 and 632 Adams Street, Suite 710, Bowling Green, Kentucky, 42101. BR Energy is engaged in the oil and gas business, primarily in Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil and gas drilling partnerships through which it raises money for the drilling of oil and gas wells and participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. BR Energy also owned two drilling rigs. These rigs were used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. These operations were discontinued and the rigs were sold during 2002. BR Energy also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. These acquisitions are funded by a combination of the profits earned from sponsoring oil and gas drilling programs, the profit earned from contract drilling and from the proceeds of private offerings of preferred stock. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs, and as an independent producer of oil and gas.

         During March of 2002, BR Energy acquired a 35% interest in Channel LLC resulting in a 17.5% working interest in a large ongoing Texas onshore exploration program that could have a significant impact on BR Energy. The centerpiece of this program will utilize a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas, and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. We expect that this will be the foundation for our drilling activity for the next several years. BR Energy has recorded an asset of $2.3 million, which is being amortized on a straight-line basis over four years and which has a remaining balance of $1.9 million at December 31, 2002.

         With a new technical management team, additional directors, and establishing an office in Houston, we have begun a new business plan that focuses on shifting our oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects, which are based on our 17.5% ownership in the Texas onshore exploration program previously discussed.

         BR Energy suffered a net loss of approximately $2.1 million in 2002 and had a working capital deficit of approximately $679 thousand at December 31, 2002. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

         Management has taken significant steps to address the financial condition of BR Energy, to increase cash flows and to achieve better operating results; principally by implementing its new business plan and discontinuing its contract drilling service segment. BR Energy has also entered certain agreements, including a sales and service agreement with BR Group to provide the necessary financial support for BR Energy through the first quarter of 2004.

                             BLUE RIDGE ENERGY, INC.

DISCONTINUED OPERATIONS

         As BR Energy began implementation of its new business plan, the decision was made in July 2002 to discontinue the contract drilling service segment of BR Energy's operations and sell its remaining drilling rigs and ancillary drilling equipment. The drilling rigs and equipment were sold in the latter half of 2002 and all related income, expense, property and liability accounts related to these operations have been netted and classified as discontinued operations in the financial statements for all periods presented. A net loss of $692,446, or $0.09 per share, from discontinued operations has been recorded in the 2002 income statement.

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

         BR Energy adopted the provisions of SFAS 142, as required, effective January 1, 2002. SFAS 142, as part of its adoption provisions, requires a transitional impairment test be applied to all goodwill and other indefinite-lived intangible assets prior to June 30, 2002 and any resulting impairment loss be reported as a change in accounting principle. BR Energy did not have an impairment loss as a result of adoption because BR Energy currently does not have any goodwill or other indefinite-lived intangible assets on its balance sheet.

Accounting for Long-Lived Assets

         SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede SFAS 121, which

                             BLUE RIDGE ENERGY, INC.

addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS 144 became effective for BR Energy January 1, 2002 and did not have a material impact on BR Energy's results of operations, financial position, or liquidity.

Accounting for Asset Retirement Obligations

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. BR Energy adopted SFAS 143 on January 1, 2003 and is still determining what, if any, impact it will have on BR Energy.

REVENUE RECOGNITION

         Oil and gas revenue, from working interests BR Energy owns, are recognized at the point of sale.

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

PROPERTY AND EQUIPMENT

         Property and equipment (other than oil and gas) are stated at cost. Depreciation is recognized on the straight line method, after considering salvage value, over the estimated useful lives of the assets as follows:

                            LIVES (YEARS)
Machinery and Equipment...................................    10
Autos and Trucks..........................................     5
Furniture and Fixtures....................................    10

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

                             BLUE RIDGE ENERGY, INC.

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

SURRENDER OR ABANDONMENT OF DEVELOPED PROPERTIES

         Normally, no gain or loss is recognized if only an individual well or individual item of equipment is abandoned or retired or if only a single lease or other part of a group of proved properties constituting the amortization base is abandoned or retired as long as the remainder of the property or group of properties continues to produce oil or gas. The asset being abandoned or retired is deemed to be fully amortized, and its cost is charged to accumulated depreciation, depletion, or amortization. When the last well on an individual property or group of properties with common geological structures ceases to produce and the entire property or property group is abandoned, gain or loss, if any, is recognized.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         BR Energy follows the provisions of Statement of Accounting Standards
(SFAS) No. 144,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Consequently, BR Energy reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. BR Energy assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by BR Energy using the

                             BLUE RIDGE ENERGY, INC.

present value of future cash flows discounted at 10%. The following expected future prices were used in 2001 to estimate future cash flows to assess properties for impairment.

OIL PRICE PER BBL                                                                2002           2001
-----------------                                                                ----           ----
   Year 1..................................................................  $   29.31      $   23.63
   Year 2..................................................................      29.31          26.00
   Year 3..................................................................      29.31          26.00
   Year 4..................................................................      29.31          26.00
   Thereafter..............................................................      29.31          26.00
   Maximum.................................................................      29.31          26.00

GAS PRICE PER MCF                                                                 2002          2001
-----------------                                                                 ----          ----

   Year 1..................................................................  $    4.40      $    3.78
   Year 2..................................................................       4.40           4.25
   Year 3..................................................................       4.40           4.75
   Year 4..................................................................       4.40           5.25
   Thereafter..............................................................       4.40           5.75
   Maximum.................................................................       4.40           6.25

         Oil and gas expected future price estimates were based on prices at each year-end. Expected future prices were escalated if such prices were unusually low at year-end compared to historical averages. These prices were applied to production profiles of proved developed reserves at December 31, 2002 and 2001. BR Energy's price assumptions change based on current industry conditions and BR Energy's future plans.

         During 2002, BR Energy recognized impairments, of $185,000. The impairment was determined based on the difference between the carrying value of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying value of properties.

EARNINGS PER COMMON SHARE

         BR Energy's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the years ended December 31, 2002 and 2001:

BASIC EPS COMPUTATION                                                                              2002
---------------------                                                                              ----
Loss from Continuing Operations.........................................................     $  (1,439,620)
Less: Preferred Stock Dividends.........................................................           (59,208)
                                                                                             -------------
Loss from Continuing Operations Available to Common Stockholders........................        (1,498,828)
Loss from Discontinued Operations.......................................................          (692,446)
                                                                                             -------------
Loss  Available to Common Stockholders..................................................     $  (2,191,274)
                                                                                             =============

                             BLUE RIDGE ENERGY, INC.

DATES                                                              SHARES            FRACTION        WEIGHTED
OUTSTANDING                                                      OUTSTANDING         OF PERIOD    AVERAGE SHARES
-----------                                                      -----------         ---------    --------------

January 1-December 31.....................................        7,455,344            100.0%        7,455,344
Conversion of Preferred Stock ............................           60,750             87.5%           53,156
                                                              -------------                      -------------
Weighted Average Shares...................................        7,516,094                          7,508,500
                                                                                                 =============

Basic EPS (Loss) from Continuing Operations...............                                       $      (0.20)
Basic EPS (Loss) from Discontinued Operations.............                                              (0.09)
                                                                                                 ------------
Basic EPS (Loss)..........................................                                       $      (0.29)
                                                                                                 ============


BASIC EPS COMPUTATION                                                                                  2001
---------------------                                                                                  ----
Loss from Continuing Operations.........................................................         $    (358,135)
Less: Preferred Stock Dividends.........................................................              (181,667)
                                                                                                 -------------
Loss from Continuing Operations Available to Common Stockholders........................         $    (539,802)
Income from Discontinued Operations.....................................................         $     101,726
                                                                                                 -------------
Loss Available to Common Stockholders...................................................         $    (438,076)
                                                                                                 =============


DATES                                                              SHARES            FRACTION        WEIGHTED
OUTSTANDING                                                      OUTSTANDING         OF PERIOD    AVERAGE SHARES
-----------                                                      -----------         ---------    --------------
January 1-December 31................................             6,084,494            100.0%        6,084,494
Exercise of Common Stock Warrants....................             1,000,000             50.0%          500,000
Conversion of Preferred Stock .......................               370,850             22.7%           84,050
                                                              -------------                      -------------
Weighted Average Shares..............................             7,455,344                          6,668,544
                                                                                                 =============

Basic EPS (Loss) from Continuing Operations...............                                       $      (0.08)
Basic EPS (Loss) from Discontinued Operations.............                                               0.01
                                                                                                 ------------
Basic EPS (Loss)..........................................                                       $      (0.07)
                                                                                                 ============

         As BR Energy recorded a loss in 2002 and 2001, Common share equivalents outstanding would be anti-dilutive, and as such, no proforma earnings per share assuming the preferred stock was converted to Common Stock information is required for 2002 or 2001.

INCOME TAXES

         Income taxes in year ended December 31, 2002 have been provided for at an estimated effective tax rate of 2%. Income taxes in year ended December 31, 2001 have been provided for at an estimated effective tax rate of 28%.

         Income taxes are provided for under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether BR Energy will generate sufficient future taxable income to utilize the net deferred tax assets, therefore for financial reporting purposes, a valuation allowance of $774,000 has been recognized to offset the net deferred tax assets.

                             BLUE RIDGE ENERGY, INC.

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

2.       AFFILIATED OIL AND GAS PARTNERSHIPS

         BR Energy provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $1,490,173 and $2,639,298 during 2002 and 2001, respectively.

         Included in BR Energy's financial statements are contributions made to the various Company sponsored oil and gas partnerships. BR Energy has allocated, on a pro rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.


3.       RELATED PARTY TRANSACTIONS

A.       COMMON STOCK TRANSACTIONS

         As of December 31, 2002, there are 7,516,094 shares of common stock issued and outstanding. A total of 4,141,233 shares are held by BR Group and the remainder of 3,374,861 shares are held by approximately 600 shareholders.

B.       ADVANCES FROM/TO RELATED PARTIES

         BR Group provides various management, administrative, accounting and geological services for BR Energy at a rate of $20,750 per month. BR Energy also reimburses BR Group for direct costs paid on its behalf and the costs of various drilling services. As of December 31, 2002 and 2001, approximately $71,137 and $83,469 had been advanced by BR Group to BR Energy under these arrangements.

         Additionally, in March, 2002, BR Group committed to extending BR Energy a $1,500,000 line of credit to facilitate the purchase of an interest in 48,000 miles of seismic data in the Texas Gulf Coast area. This line of credit had a term of one year, bore interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the seismic data and any oil and gas properties acquired through the implementation of this data. As of September 30, 2002 approximately $1,500,000 had been advanced by BR Group to BR Energy under this arrangement. This balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000 and BR Group committed to the purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments.

         BR Energy receives advances from its sponsored limited partnerships for turnkey drilling and completion services prior to completing such activities. These amounts are recorded as drilling advances and reflected as current liabilities until such drilling and completion activities have been completed and such amounts have been earned as income. As of December 31, 2002 and 2001, drilling advances received related to future obligations to be completed were $0 and $1,469,811, respectively.

                             BLUE RIDGE ENERGY, INC.

C.       MANAGEMENT FEE ARRANGEMENTS

         BR Group provides various management, administrative, accounting and geological services for BR Energy at a rate of $20,750 per month which has been determined on a proportional basis because specific identification of expenses is not practical. BR Energy believes that this cost allocation method of expenses is reasonable and that this management fee represents the fair market value of the services rendered. BR Energy's President, Patrick A. Kelleher will receive a 2% Carried Working Interest on all new oil and gas prospects developed by him for BR Energy and he will receive a 0.5% Carried Working Interest on all oil and gas prospects developed from the seismic acquisition previously mentioned.

D.       TURNKEY DRILLING CONTRACTS

         BR Energy enters into turnkey drilling contracts with its privately sponsored oil and gas partnerships to drill oil and gas wells. See Footnote 2 for additional disclosure.

E.       MANAGEMENT OF DRILLING RIGS

         BR Energy contracted with BR Group to manage and operate the two drilling rigs it purchased in 1999. BR Group collected all drilling revenues and paid all expenses related to the drilling operations and accounted to BR Energy on a periodic basis for the net profits from operations for the two rigs owned by BR Energy. BR Energy discontinued the operation of the drilling rigs during 2002.

4.       PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, consisted of the following at December 31, 2002 and 2001:

                                                                                     2002              2001
                                                                                     ----              ----
        Proved Oil and Gas Properties......................................     $   1,758,326    $   1,296,651
        Wells in Progress..................................................            97,666          152,300
        Undeveloped Oil and Gas Leases.....................................                --          587,900
        Seismic License & Data.............................................         2,287,429
        Furniture and Fixtures.............................................            24,782            2,173
                                                                                -------------    -------------
                                                                                    4,168,203        2,039,024
        Less Accumulated Depletion, Depreciation and Amortization..........          (988,215)        (231,139)
                                                                                -------------    -------------
                                                                                $   3,179,988    $   1,807,885
                                                                                =============    =============

         Depreciation, depletion and amortization expense was $616,823 and $280,201 during the years ended 2002 and 2001, respectively.

         During 2002, BR Energy provided for impairment, abandonment and dry hole costs of $292,327. Abandonment losses represent the abandonment of an entire group of development wells in a common geological structure which ceased to be economically productive.

         In March, 2002, Rig #2 and ancillary drilling equipment was sold for its book value of $612,000 to a third party in exchange for a short-term note receivable to be satisfied out of future drilling by the third party and this receivable was reduced by $112,000 as drilling services were performed by the third party. The third party defaulted on the note during the fourth quarter of 2002, the equipment was repossessed and a loss of $300,000 was recorded. Rig #2 was sold for approximately $200,000 during the first quarter of 2003.

         In September, 2002 Rig #4 and ancillary drilling equipment was sold for approximately $850,000 involving the payment of cash of $620,000, assumption of debt of $230,000 by the purchaser and a loss of $280,000 was recorded.

                             BLUE RIDGE ENERGY, INC.

5.       SEISMIC DATA ACQUISITION

         During March 2002, BR Energy purchased a 35% interest in Channel, LLC which resulted in a 17.5% working interest in 48,000 miles of seismic data in the Texas Gulf Coast area, BR Energy committed to participating in the reprocessing of this data. It is estimated that the reprocessing will be completed by 2003 at a cost to BR Energy of approximately $2.3 million. BR Energy has paid $1.5 million of these costs to date and recorded the remaining $750,000 as Seismic Data Payable.


6.       LONG-TERM DEBT

         BR Energy has entered into various notes payable with former partnership investors to purchase their partnership interests. As of December 31, 2001, the remaining balance due on these notes was $28,000.

         The aggregate amount of required payments as of December 31, 2002 is as follows:

     2003...............................................................................     $      24,000
     2004...............................................................................             4,000
                                                                                             -------------
     Principal balance at December 31, 2002.............................................     $      28,000
                                                                                             =============

7.       INCOME TAXES

         The tax effect of significant temporary differences representing the net deferred tax liability at December 31, were as follows:

                                                                                     2002              2001
                                                                                     ----              ----

        Net Operating Loss Carryforward....................................     $     797,390    $     560,221
        Intangible Drilling Costs..........................................          (305,373)        (270,297)
        Depletion, Depreciation and Amortization...........................           281,631         (342,675)
        Valuation Allowance................................................          (773,648)              --
                                                                                -------------    -------------
        Net Deferred Tax Liability.........................................     $           0    $     (52,751)
                                                                                =============    =============

         Income Tax Expense (Benefit) consists of the following components:


                                                                                     2002              2001
                                                                                     ----              ----
        Current - Federal..................................................     $          --     $         --
        Current - State....................................................                --               --
        Deferred ..........................................................           (52,751)         (99,079)
                                                                                -------------     ------------
        Total Tax Expense (Benefit)........................................     $     (52,751)    $    (99,079)
                                                                                =============     ============


        The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:


                                                                                       2002                          2001
                                                                                       ----                          ----
                                                                                AMOUNT       PERCENT          AMOUNT       PERCENT
                                                                                ------       -------          ------       -------
Income tax benefit computed at the statutory rate                             $ 742,838        34.0%         $120,866       34.0%
Increase (reduction) in tax benefit resulting from:
    State and local income taxes, net of
        Federal tax effect                                                       86,519         4.0%           14,077        4.0%
    Permanent items                                                              (2,958)        0.2%           (5,824)       1.6%
    Change in tax rate on deferred item                                              --          --           (19,291)       5.4%
    Other                                                                            --          --           (10,749)       3.0%
    Valuation allowance                                                        (773,648)       35.4%               --         --
                                                                              ---------        ----          --------       ----
Income Tax Benefit                                                            $  52,751         2.4%         $ 99,079       27.9%
                                                                              =========        ====          ========       ====

         At December 31, 2002, BR Energy had a net operating loss carry forward of approximately $2,098,000 to offset future taxable income. This net operating loss carry forward will begin expiring in 2020 unless utilized sooner.

                             BLUE RIDGE ENERGY, INC.

8.       COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         During March, 2002 in conjunction with BR Energy's purchase of an interest in 48,000 miles of seismic data in the Texas Gulf Coast area, BR Energy committed to participating in the reprocessing this data. It is estimate that the reprocessing will be completed by 2003 at a cost to BR Energy of approximately $2.3 million. BR Energy has paid $1.5 million of these costs to date and recorded the remaining $750 thousand as Seismic Data Costs Payable which will be funded by the sale of $1.0 million of Series E Preferred Stock to BR Group. BR Group has agreed to pay for the preferred stock in four equal quarterly installments beginning in December 2002. Accordingly, BR Energy has recorded a subscription receivable for this amount.

         Neither BR Energy nor any of its properties is subject to any material pending legal proceedings. From time to time, BR Energy may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of BR Energy.

CONTINGENCIES

         BR Energy's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, BR Energy maintains general liability insurance coverage of approximately $10 million per occurrence and in the aggregate. BR Energy believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect BR Energy against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. BR Energy has never been fined or incurred liability for pollution or other environmental damage in connection with its operations. As of December 31, 2002, BR Energy had no significant customers or suppliers, other than Blue Ridge Group, which could have a significant adverse effect on BR Energy's operations.

         BR Energy conducts its banking relations with two financial institutions and does not anticipate any significant problems with future credit extensions. A significant amount of BR Energy's operating funds are maintained in two local banks insured by the FDIC.

9.       STOCKHOLDERS' EQUITY

         BR Energy is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. The total number of shares of stock which BR Energy initially had the authority to issue was 20,000,000 shares being designated as common stock. As of December 31, 2002, BR Energy was authorized to issue 25,000,000 shares of stock, 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

COMMON STOCK AND WARRANTS

         As of December 31, 2000, BR Group held warrants to purchase 4,000,000 additional shares of BR Energy's common stock at $0.05 per share. During April 2001, 3,000,000 of these warrants were surrendered by BR Group and cancelled. On June 29, 2001, BR Group exercised the remaining warrants and purchased 1,000,000 shares of BR Energy's common stock. As of December 31, 2002, BR Group has 0 warrants remaining for the purchase of BR Energy's common stock.

         In September 2001, BR Energy issued 190,000 warrants for the purchase of Common Stock in connection with the sale of units in the Blue Ridge Development Plus 2000 Limited Partnership. The warrants are exercisable as follows:

                             BLUE RIDGE ENERGY, INC.

             DATE                                                                     SHARES           PRICE
             ----                                                                     ------           -----
      10/2001 - 9/2002.....................................................           190,000      $     4.00
      10/2002 - 9/2003.....................................................           152,000      $     5.00
      10/2003 - 9/2004.....................................................           126,666      $     6.00

         Based upon BR Energy's Black-Scholes evaluation, the fair value of these warrants is insignificant.

STOCK OPTIONS

         On August 8, 2001 the Shareholders of BR Energy approved the Blue Ridge Energy Stock Option Plan (the Plan) which allows for the granting of stock options to eligible employees and directors. BR Energy accounts for the Plan in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES permitted by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Accordingly, BR Energy has not recognized compensation expense for stock options granted.

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

         A summary of stock option activity follows:

                                                                OPTION SHARES                        WEIGHTED-
                                                                AVAILABLE FOR         OPTIONS      AVERAGE PRICE
                                                                    GRANT           OUTSTANDING      PER SHARE
                                                                    -----           -----------      ---------
December 31, 2000....................................                    --                --             --
              Authorized.............................             1,000,000                --             --
              Granted................................              (500,000)          500,000        $  1.70
              Forfeited..............................                    --                --             --
              Exercised..............................                    --                --             --
                                                                -----------       -----------        -------
December 31, 2001....................................               500,000           500,000        $  1.70
              Authorized.............................               144,580                --             --
              Granted................................              (843,750)          843,750        $  0.40
              Forfeited..............................               275,000          (275,000)          1.70
              Exercised..............................                    --                --             --
                                                                -----------       -----------        -------
December 31, 2002....................................                75,830         1,068,750        $  0.67
                                                                ===========       ===========        =======

         The weighted average remaining contractual life of shares outstanding at December 31, 2002 is 9.33 years.

         For purposes of providing the pro forma disclosures required under SFAS No. 123, the fair value of stock options granted was estimated at the date of grant using a Black-Scholes option pricing model. The Black-Scholes option pricing model was originally developed for use in estimating the fair value of traded options, which have different characteristics than BR Energy's employee stock options. The model is also sensitive to changes in the subjective assumptions, which can materially affect the fair value estimate. As a result, management believes the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options.

Had compensation cost for BR Energy's stock-based compensation plans been determined consistent with SFAS No. 123, net loss and diluted loss per share would have increased by approximately $46,004 and $0.01, respectively, for 2002 and $300,000 and $0.08, respectively, for 2001. The effects of applying SFAS No. 123 in 2002 and 2001 may not be representative of the pro forma impact in future years.

                                       2002              2001
                                    ----------        ---------
Net Loss.........................   $2,132,066        $ 256,409
Stock Based Compensation.........       46,044          300,000
                                    ----------        ---------
Pro Forma Net Loss...............   $2,178,110        $ 556,409
                                    ==========        =========

                             BLUE RIDGE ENERGY, INC.

         The following weighted-average assumptions were used in the option-pricing model:

                                                         2002         2001
                                                       ---------    ---------

Risk free interest rate ...........................         2.0%         5.5%
Expected option life ..............................    10 years     10 years
Expected dividend yield ...........................           0%           0%
Volatility factor .................................       0.900        0.841
Weighted average grant date fair value of options..   $    0.67    $    1.70

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

         In the event of any liquidation, dissolution or winding up of BR Energy, either voluntary or involuntary, the existing holders of Series D Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of BR Energy to the holders of Common Stock the amount of $5.00 per share plus all unpaid dividends on of each share of Series D Stock then held by the shareholder.

         During the first quarter of 2002, the remaining 60,750 shares of Series D Preferred Stock were converted to common stock. At December 31, 2002 and 2001, there were 0 and 60,750 shares of Series D Stock issued and outstanding, respectively.

SERIES E PREFERRED STOCK

         In June, 2002, BR Energy authorized the issuance and sale of 750,000 shares of Series E Preferred Stock ("Series E Stock") which has a par value of $0.001 per share at $10.00 per share. The Series E Stock bears a 12% per annum dividend payable quarterly and a participating dividend equal to 3% of the net profits from the oil and gas properties acquired with the proceeds of the offering, also payable quarterly. Each share of the Series E Stock shall be converted automatically into five (5) shares of Common Stock five years after the closing of the offering or at such time as BR Energy's registered common stock has traded at $12.50 per share average for a 30 day period, but in any event no earlier than three years after the final closing of the offering which is expected to be December 31, 2002.

         In the event of any liquidation, dissolution or winding up of BR Energy, either voluntary or involuntary, the existing holders of Series E Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of BR Energy to the holders of Common Stock the amount of $10.00 per share plus all unpaid dividends on of each share of Series E Stock then held by the shareholder.

         As of December 31, 2002, 273,300 shares of Series E Stock had been subscribed to or issued.

         A summary of the common and preferred stock account at December 31, 2001 is as follows:

                                                      SHARES                     PAR VALUE            ADDITIONAL
                                              -----------------------       --------------------        PAID IN
                                              AUTHORIZED       ISSUED       PER SHARE      TOTAL        CAPITAL
                                              ----------       ------       ---------      -----        -------
Common..............................         20,000,000       7,516,094    $   0.005     $ 37,581      $5,680,041
Preferred Series E..................          5,000,000         273,300    $   0.001          273       1,845,015

                             BLUE RIDGE ENERGY, INC.

COMMON STOCK WARRANTS

     The following table discloses warrants issued and outstanding as of December 31, 2002:

TITLE OF                                 AGGREGATE AMOUNT        DATE FROM        PRICE AT           ISSUED IN
ISSUE OF                                   OF SECURITIES      WHICH WARRANTS   WHICH WARRANTS     CONNECTION WITH
SECURITIES                            CALLED FOR BY WARRANTS  ARE EXERCISABLE  ARE EXERCISABLE    WARRANTS ISSUED
----------                            ----------------------  ---------------  ---------------    ---------------
Series D Preferred.............               267,700          May 31, 1998   $1.00 for 1 share
Stock Warrants.................              Warrants            through           of BREY            Series D
                                                               May 31, 2003     Common Stock      Preferred Stock

Series D2 Preferred............               429,900          June 8, 2000   $1.00 for 1 share
Stock Warrants.................              Warrants            through          of BREY             Series D2
                                                               May 31, 2004     Common Stock      Preferred Stock

Series E.......................               632,133        January 1, 2000  $3.00 for 1 share   Sale of units in
Stock Warrants.................              Warrants            through           of BREY          1998 Year End
                                                             January 1, 2004    Common Stock      Drilling Program

Series F.......................               335,728        March 27, 2000   $3.00 for 1 share  Exchange for proved
Stock Warrants.................              Warrants           through           of BREY        properties from
                                                             March 27, 2005     Common Stock    Paluxy Partnership

Series F.......................               521,208        March 27, 2000   $3.00 for 1 share  Exchange for proved
Stock Warrants.................              Warrants           through           of BREY        properties from
                                                             March 27, 2005     Common Stock       Sherman Moore

Series H.......................               190,000        January 2002    During 2002 $4.00     Sale of units in
Stock Warrants.................              Warrants           through      During 2003 $5.00  Blue Ridge Development
                                                             January 2005    During 2004 $6.00   Plus 2000 Partnership
                                                                             for 1 share of
                                                                            BREY Common Stock

     These Warrants have not been registered with the SEC and accordingly, are restricted for sale under Rule 144.

10.  SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING PROPERTIES
     (UNAUDITED)

     Costs incurred in oil and gas acquisition, exploration and development activities:

                                                                                     2002             2001
                                                                                     ----             ----
Acquisition of properties
        -Proved............................................................     $          --    $        --
        -Unproved..........................................................                --        462,834
Exploration costs..........................................................           107,327             --
Development costs..........................................................           133,812        228,150
Company's share of equity method investee costs of property acquisition
   exploration and development.............................................                --        125,870
                                                                                -------------    -----------
                                                                                $     241,139    $   816,854
                                                                                =============    ===========

                             BLUE RIDGE ENERGY, INC.

     Results of Operations for Oil and Gas Producing Activities for the Years ended December 31, 2002 and 2001:

                                                                                  (UNAUDITED)  (UNAUDITED)
                                                                                     2002         2001
                                                                                  ---------    ---------
Oil and gas sales .............................................................   $ 167,753    $ 176,447
Gain on sale of oil and gas leases ............................................      72,839         --
Production costs ..............................................................     (48,382)     (58,343)
Exploration expenses ..........................................................    (107,327)        --
Depreciation, depletion, and amortization and valuation provision .............    (190,259)     (34,191)
                                                                                  ---------    ---------
                                                                                   (105,376)     (83,913)
Income tax effect .............................................................        --         29,268
                                                                                  ---------    ---------
Results of operations for oil and gas producing activities (excluding corporate
   overhead and financing cost) ...............................................   $(105,376)   $ (54,645)
                                                                                  =========    =========

11.      RESERVE QUANTITIES (UNAUDITED)

         The following tables present estimates of BR Energy's proved oil and gas reserves. BR Energy emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. All of BR Energy's reserves are located in the United States. Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

                                                                       OIL (BBLS)    GAS (MCF)
                                                                       ----------    ---------
Reserves-December 31, 2000 .........................................      27,394     1,038,822
Revisions ..........................................................     (14,745)     (184,535)
Purchase (Sale of Minerals in Place) ...............................        --        (648,512)
Extensions .........................................................        --          79,020
Production .........................................................      (2,848)      (29,144)
                                                                      ----------    ----------
Reserves - December 31, 2001 .......................................       9,801       255,651
Revisions ..........................................................      18,692       (91,223)
Purchase (Sale of Minerals in Place) ...............................        --            --
Extensions .........................................................      13,724       107,485
Production .........................................................      (2,629)      (32,914)
                                                                      ----------    ----------
Reserves - December 31, 2002 .......................................      39,588       238,999
                                                                      ==========    ==========

Proved Developed Reserves
      December 31, 2000 ............................................      27,394       691,324
                                                                      ----------    ----------
      December 31, 2001 ............................................       9,801       255,651
                                                                      ----------    ----------
      December 31, 2002 ............................................      32,726       228,999
                                                                      ----------    ----------

                             BLUE RIDGE ENERGY, INC.

12.      STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS (UNAUDITED)

         The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS No. 69:

                                                           DECEMBER 31,   DECEMBER 31,
                                                               2002           2001
                                                           -----------    -----------
Future cash inflows ....................................   $ 2,159,015    $ 1,024,608
Future development costs ...............................      (118,000)        (2,400)
Future production costs ................................      (823,054)      (402,442)
Future income taxes ....................................          --         (154,941)
                                                           -----------    -----------
Future net cash flows ..................................     1,217,961        464,825
   10% annual discount for estimated timing of cash flow      (378,644)      (203,096)
                                                           -----------    -----------
Standardized measure of discounted future net cash flows   $   839,317    $   261,729
                                                           ===========    ===========

                                                                                 DECEMBER 31,  DECEMBER 31,
                                                                                    2002           2001
                                                                                -----------    -----------
Changes in Standardized Measure of Discounted Future Net Cash Flows:
Standardized measure of discounted future net cash flows (beginning) .........  $   261,729    $ 1,647,713
Sales of oil and gas, net of production costs ................................     (119,371)      (118,104)
Net changes in price and production costs ....................................     (158,799)      (918,817)
Revisions of previous quantity estimates .....................................       95,641       (358,128)
Change in future income taxes ................................................      154,941        960,009
Accretion of discount ........................................................     (175,548)       (72,841)
Extensions and discoveries less related costs ................................      780,724        133,481
Purchases and (Sales) of minerals in place ...................................         --       (1,011,584)
                                                                                -----------    -----------
Standardized measure of discounted future net cash flows (ending) ............  $   839,317    $   261,729
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

                             BLUE RIDGE ENERGY, INC.

13.      FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

         BR Energy's operating activities can be divided into two major segments: turnkey drilling services for Company sponsored partnerships and the operation of oil and gas properties. BR Energy earns income from drilling oil and gas wells for Company-sponsored drilling partnerships and retains an interest in each well. BR Energy charges Company sponsored partnerships and other third parties competitive industry rates for well operations and drilling services. Segment information for the years ended December 31, 2002 and 2001 is as follows:

                                                  DECEMBER 31,   DECEMBER 31,
                                                      2002           2001
                                                  -----------    -----------
SEGMENT REVENUES:
   Turnkey Revenue and Related Partnership Fees   $ 1,490,173    $ 2,639,298
   Oil and Gas Sales ..........................       167,753        176,447
                                                  -----------    -----------
   Total Revenues .............................   $ 1,657,926    $ 2,815,745
                                                  ===========    ===========

SEGMENT INCOME / (LOSS) BEFORE INCOME TAXES:
   Turnkey Income and Related Partnership Fees    $   289,960    $   585,557
   Oil and Gas Production .....................      (789,779)       (18,097)
   Unallocated Amounts:
      General and Administrative ..............    (1,042,953)    (1,056,118)
      Interest Income (Expense), net ..........       (22,438)       (46,234)
      Gain on Sale of Assets ..................        72,839         38,373
                                                  -----------    -----------
   Total Income (Loss) ........................   $(1,492,371)   $  (496,519)
                                                  ===========    ===========

SEGMENT ASSETS:
   Turnkey Drilling Operations ................   $    45,372    $   689,060
   Oil and Gas Production Operations ..........     3,267,461      1,807,886
   Unallocated Amounts
      Cash ....................................       335,907      1,081,096
                                                  -----------    -----------
   Total Assets ...............................   $ 3,648,740    $ 3,578,042
                                                  ===========    ===========

EXPENDITURES FOR SEGMENT LONG-LIVED ASSETS
   Turnkey Operations .........................   $      --      $      --
   Oil and Gas Production Operations ..........     1,598,525        813,002
                                                  -----------    -----------
   Total Expenditures .........................   $ 1,598,525    $   813,002
                                                  ===========    ===========