Form 10QSB
period 2003-03-31
BLUE RIDGE ENERGY INC
filed 2003-05-15
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

                                                     Yes |X| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,516,094 shares as of May 10, 2003.


================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                  FINANCIAL STATEMENTS OF REGISTRANT

                   INDEX                                                 NUMBER
                   -----                                                 ------

                  Balance Sheets as of March 31, 2003 and December 31,
                    2002.................................................   3
                  Statements of Operations for the three months ended
                    March 31, 2003 and 2002..............................   4
                  Statements of Cash Flows for the three months ended
                    March 31, 2003 and 2002..............................   5
                  Notes to Financial Statements..........................  6-12

         The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-KSB of the Registrant for its fiscal year ended December 31, 2002.

         The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

         The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2.           Management's Discussion and Analysis of Operations.... 13-17
ITEM 4.           Controls and Procedures...............................    17
                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.....................................    18
ITEM 2.           CHANGES IN SECURITIES.................................    18
ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.......................    18
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..    18
ITEM 5.           OTHER INFORMATION.....................................    18
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................    18
SIGNATURES..............................................................    18
Certifications.......................................................... 19-20

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2003              2002
                                                                                   ----              ----
                                                                                (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash ......................................................................   $    61,461    $   335,907
   Accounts Receivable:
      Managed Limited Partnerships ...........................................        15,120          7,865
      Trade and Other ........................................................        37,017         37,017
   Advances to Related Parties ...............................................         8,798           --
   Prepaid Expenses and Other Current Assets .................................        33,350         87,473
                                                                                 -----------    -----------
        TOTAL CURRENT ASSETS .................................................       155,746        468,262

ASSETS ASSOCIATED WITH DISCONTINUED OPERATIONS, NET ..........................        36,000        200,000
PROPERTY AND EQUIPMENT, NET ..................................................     1,445,646      1,319,123
DEFERRED SEISMIC COSTS, NET ..................................................     1,718,710      1,860,865
OTHER NONCURRENT ASSETS ......................................................         7,514            490
                                                                                 -----------    -----------

        TOTAL ASSETS .........................................................   $ 3,363,616    $ 3,848,740
                                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Liabilities ..................................   $   268,288    $   299,870
   Advances from Related Parties .............................................          --           71,137
   Seismic Data Costs Payable ................................................       500,115        753,093
   Current Portion Long Term Debt ............................................        22,000         24,000
                                                                                 -----------    -----------
      TOTAL CURRENT LIABILITIES ..............................................       790,403      1,148,100

LONG TERM DEBT ...............................................................          --            4,000
                                                                                 -----------    -----------
      TOTAL LIABILITIES ......................................................       790,403      1,152,100

COMMITMENTS AND CONTINGENCIES ................................................          --             --

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 273,300 shares issued and outstanding at March 31, 2003 and December 31,
      2002, respectively (liquidation preference of $2,230,000 at March 31,
      2003 and $1,980,000 at December 31, 2002) ..............................           273            273
   Common Stock, $0.005 par value; 20,000,000 shares authorized; 7,516,094 shares issued and outstanding at March 31, 2003 and December 31, 2002,
      respectively ...........................................................        37,581         37,581
   Additional Paid-In Capital ................................................     8,270,656      8,285,056
   Preferred Stock Subscription Receivable ...................................      (500,000)      (760,000)
   Accumulated Deficit .......................................................    (5,235,297)    (4,866,270)
                                                                                 -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY .............................................     2,573,213      2,696,640
                                                                                 -----------    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................   $ 3,363,616    $ 3,848,740
                                                                                 ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
                                                                  2003          2002
                                                              -----------    -----------
OPERATING REVENUES:

Turnkey Contract Sales ....................................   $        --    $   835,000
Oil and Gas Property Sales to Related Parties..............       255,000             --
Oil and Gas Sales .........................................        73,590         45,825
                                                              -----------    -----------
        Total Operating Revenues ..........................       328,590        880,825

OPERATING COSTS AND OTHER EXPENSES:
   Turnkey Contract Costs .................................         9,457        543,005
   Cost of Oil and Gas Property Sales to Related Parties...        95,000             --
   Lease Operating Costs ..................................        12,304          7,852
   Depreciation, Depletion and Amortization ...............       178,188         30,000
   Dry Hole and Abandonment Costs .........................        85,173           --
   Marketing Costs ........................................        24,804        196,195
   General and Administrative Costs .......................       232,130        310,414
                                                              -----------    -----------
        Total Operating Costs .............................       637,056      1,087,466
                                                              -----------    -----------

OPERATING LOSS ............................................      (308,466)      (206,641)

OTHER INCOME (EXPENSE):
   Interest Income (Expense) ..............................           461         (9,140)
                                                              -----------    -----------
        Total Other Income (Expense) ......................           461         (9,140)
                                                              -----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .......      (308,005)      (215,781)
   Income Tax Provision ...................................          --           73,547
                                                              -----------    -----------
LOSS FROM CONTINUING OPERATIONS ...........................      (308,005)      (142,234)

DISCONTINUED OPERATIONS:
   Income from Operations of Discontinued Drilling Services          --           14,403
   Income Tax Provision ...................................          --           (4,897)
                                                              -----------    -----------
INCOME FROM DISCONTINUED OPERATIONS .......................          --            9,506
                                                              -----------    -----------

NET LOSS ..................................................   $  (308,005)   $  (132,728)
                                                              ===========    ===========

LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE:
   Basic ..................................................   $     (0.05)   $     (0.02)
                                                              ===========    ===========
   Diluted ................................................   $     (0.05)   $     (0.02)
                                                              ===========    ===========

INCOME FROM DISCONTINUED OPERATIONS PER COMMON SHARE:
   Basic ..................................................   $     (0.00)   $     (0.00)
                                                              ===========    ===========
   Diluted ................................................   $     (0.00)   $     (0.00)
                                                              ===========    ===========

NET LOSS PER COMMON SHARE:
   Basic ..................................................   $     (0.05)   $     (0.02)
                                                              ===========    ===========
   Diluted ................................................   $     (0.05)   $     (0.02)
                                                              ===========    ===========

Weighted Average Common Shares Outstanding ................     7,516,094      7,485,719
                                                              ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              --------------------------
                                                                  2003          2002
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss ...............................................   $  (308,005)   $  (132,728)
   Adjustments to Reconcile Net Loss to Net Cash Flows from
      Operating Activities:
      Depreciation, Depletion and Amortization ............       178,188         54,000
      Deferred Taxes ......................................          --          (68,650)
      Change in Assets from Discontinued Operations........       164,000           --
      Change in Operating Assets and Liabilities:
        Accounts Receivable ...............................        (7,255)       399,285
        Drilling Advances .................................          --         (814,809)
        Prepaid Expenses ..................................        47,099         95,000
        Seismic Data Costs Payable ........................      (252,978)          --
        Accounts Payable and Accrued Liabilities ..........       (31,582)        69,388
                                                              -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES .....................      (210,533)      (398,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Decrease) Increase in Advances from Affiliate .........       (79,935)       277,777
   Purchase of Oil and Gas Properties .....................      (162,556)      (668,012)
                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES .....................      (242,491)      (390,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of Long Term Debt .............................        (6,000)       (51,632)
   Preferred Stock Subscription Receivable ................       260,000           --
   Costs of Preferred Stock Sale ..........................       (14,400)          --
   Dividends Paid .........................................       (61,022)        (8,065)
                                                              -----------    -----------
NET CASH FROM (USED IN) FINANCING ACTIVITIES ..............       178,578        (59,697)
                                                              -----------    -----------
NET DECREASE IN CASH ......................................      (274,446)      (848,446)
CASH AT BEGINNING OF PERIOD ...............................       335,907      1,081,096
                                                              -----------    -----------
CASH AT END OF PERIOD .....................................   $    61,461    $   232,650
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid for Interest .................................   $      --      $     9,140
                                                              ===========    ===========
   Cash Paid for Income Taxes .............................   $      --      $      --
                                                              ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                            BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002


1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

         Blue Ridge Energy, Inc. (BR Energy), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name of BR Energy to Blue Ridge Energy, Inc. in May, 1996. BR Energy has offices at 10777 Westheimer Rd., Suite 170, Houston, TX 77042 and 632 Adams Street, Suite 710, Bowling Green, Kentucky, 42101. BR Energy is engaged in the oil and gas business, primarily in Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil and gas drilling partnerships through which it raises money for the drilling of oil and gas wells and participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. BR Energy also owned two drilling rigs. These rigs were used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. These operations were discontinued and the rigs were sold during 2002. BR Energy also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. These acquisitions are funded by a combination of the profits earned from sponsoring oil and gas drilling programs, the profit earned from contract drilling and from the proceeds of private offerings of preferred stock. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs, and as an independent producer of oil and gas.

         During March of 2002, BR Energy acquired a 35% interest in Channel LLC resulting in a 17.5% working interest in a large ongoing Texas onshore exploration program that could have a significant impact on BR Energy. The centerpiece of this program will utilize a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas, and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. We expect that this will be the foundation for our drilling activity for the next several years. BR Energy has recorded an asset of $2.3 million, which is being amortized on a straight-line basis over four years and which has a remaining balance of $1.7 million at March 31, 2003.

         BR Energy suffered a net loss of approximately $308,000 during the first quarter of 2003 and had a working capital deficit of approximately $634,000 at March 31, 2003. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002

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

         For the interim periods presented, management believes the unaudited consolidated financial statements reflect all adjustments of a normal recurring nature and disclosures which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

         Although the consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date, the accompanying interim consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with the BR Energy's 2002 Annual Report on Form 10-K.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Asset Retirement Obligations

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. BR Energy adopted SFAS 143 on January 1, 2003 and determined that it had no impact on BR Energy.

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

PROPERTY AND EQUIPMENT

         Property and equipment (other than oil and gas) are stated at cost. Depreciation is recognized on the straight line method, after considering salvage value, over the estimated useful lives of the assets as follows:

         LIVES (YEARS)
      Machinery and Equipment.............          10
      Autos and Trucks....................           5
      Furniture and Fixtures..............          10

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002

         BR Energy follows the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method of accounting, costs, which relate directly to the discovery of oil and gas reserves are capitalized. These capitalized costs include;

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

         The costs of acquiring unproved properties are capitalized as incurred and carried until the property is reclassified as a producing oil and gas property, or considered impaired. BR Energy quarterly assesses its unimproved properties to determine whether they have been impaired. If the results of this assessment indicate impairment, a loss is recognized by providing a valuation allowance. When an unproved property is surrendered, the costs related thereto are charged to the applicable valuation allowance, if adequate, or charged as a loss to current operations.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         BR Energy follows the provisions of Statement of Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Consequently, BR Energy reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002

efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. BR Energy assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property.

EARNINGS PER COMMON SHARE

         The Company's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the three months ended March 31, 2003 and 2002:

BASIC EPS COMPUTATION                                                                  MARCH 31
                                                                                         2003
                                                                                      ---------
Loss from Continuing Operations ..................................................    $(308,005)
Less: Preferred Stock Dividends ..................................................      (61,022)
                                                                                      ---------
Loss from Continuing Operations Available to Common Stockholders .................     (369,027)
Loss from Discontinued Operations ................................................           --
                                                                                      ---------
Loss  Available to Common Stockholders ...........................................    $(369,027)
                                                                                      =========

    DATES                                                        SHARES        FRACTION          WEIGHTED
    OUTSTANDING                                                OUTSTANDING     OF PERIOD      AVERAGE SHARES
    -----------                                                -----------     ---------      --------------
January 1-March 31 ..............................................7,516,094       100.0%          7,516,094
Weighted Average Shares .........................................7,516,094                       7,516,094
                                                                                                ==========

Basic EPS (Loss) from Continuing Operations .................................................   $    (0.05)
Basic EPS (Loss) from Discontinued Operations ...............................................         0.00
                                                                                                ----------
Basic EPS (Loss) ............................................................................  $     (0.05)
                                                                                                ==========



BASIC EPS COMPUTATION                                                                             MARCH 31
                                                                                                    2002
                                                                                                 ---------
Loss from Continuing Operations.............................................................   $  (142,234)
Less: Preferred Stock Dividends .............................................................       (8,065)
                                                                                                ----------
Loss from Continuing Operations Available to Common Stockholders............................   $  (150,299)
Income from Discontinued Operations.........................................................   $     9,506
                                                                                                ----------
Loss Available to Common Stockholders.......................................................   $  (140,793)
                                                                                                ==========

    DATES                                                           SHARES        FRACTION          WEIGHTED
    OUTSTANDING                                                   OUTSTANDING     OF PERIOD      AVERAGE SHARES
    -----------                                                   -----------     ---------      --------------
    January 1-March 31...................................         7,455,344         100.0%          7,455,344
    Conversion of Preferred Stock........................            60,750          50.0%             30,375
                                                                   --------                        ----------
    Weighted Average Shares..............................         7,516,094                         7,485,719
                                                                                                   ==========

    Basic EPS (Loss) from Continuing Operations..........                                          $    (0.02)
    Basic EPS (Loss) from Discontinued Operations........                                                0.00
                                                                                                   ----------
    Basic EPS (Loss).....................................                                          $    (0.02)
                                                                                                   ==========

         As BR Energy recorded a loss in 2003 and 2002, Common share equivalents outstanding would be anti-dilutive, and as such, no proforma earnings per share, assuming the preferred stock was converted to Common Stock, information is required for 2003 or 2002.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002

INCOME TAXES

         Income taxes in the three months ended March 31, 2003 and 2002 have been provided for at an estimated effective tax rate of 0% and 34%, respectively.

         Income taxes are provided for under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether BR Energy will generate sufficient future taxable income to utilize the net deferred tax assets, therefore for financial reporting purposes, a valuation allowance of $857,000 and $774,000 as of March 31, 2003 and December 31, 2002, respectively, has been recognized to offset the net deferred tax assets.

CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and cash on deposit. The Company defines cash equivalents as short-term and highly liquid investments that are both readily convertible to known amounts of cash and have an original maturity of less than 90 days.

RECLASSIFICATIONS

         Certain 2002 amounts have been reclassified in the financial statements to conform with the 2003 presentation.

2.       AFFILIATED OIL AND GAS PARTNERSHIPS

         The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $0 and $835,000 during the three months ended March 31, 2003 and 2002, respectively.

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

3.       RELATED PARTY TRANSACTIONS

STOCK TRANSACTIONS

         As of March 31, 2003, there are 7,516,094 shares of common stock issued and outstanding. A total of 4,141,233 shares are held by Blue Ridge Group, Inc (BR Group) and the remainder of 3,374,861 shares are held by approximately 600 shareholders.

ADVANCES TO/FROM RELATED PARTIES

BR Group provides various management, administrative, accounting and geological services for BR Energy at a rate of $20,750 per month which has been determined on a proportional basis because specific identification of expenses is not practical. BR Energy believes that this cost allocation method of expenses is reasonable and that this management fee represents the fair market value of the services rendered. BR Energy also reimburses BR Group for direct costs paid on its behalf and the costs of various drilling services. As of March 31, 2003 and December 31, 2002, advances to/from BR Group was approximately $(8,798) and $71,137.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002


          Additionally, in March, 2002, BR Group committed to extending BR Energy a $1,500,000 line of credit to facilitate the purchase of an interest in 48,000 miles of seismic data in the Texas Gulf Coast area. This line of credit had a term of one year, bore interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the seismic data and any oil and gas properties acquired through the implementation of this data. This $1,500,000 balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000 and BR Group committed to the purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments. As of March 31, 2003, $500,000 was still due to BR Energy under this arrangement.

         During the first quarter of 2003, BR Energy entered into a sales and service agreement with BR Group whereby BR Energy will assemble oil and gas prospects, if requested by BR Group, and conduct the drilling, completion and production operations of the oil and gas wells on said prospects. For these services BR Energy will receive a lease bonus on the acreage acquired, a 10% Carried Working Interest in the acreage acquired, a 7.5% management fee on all monies expended in drilling and completing the wells and various overhead fees. The first prospect under this arrangement was sold to BR Group in March, 2003 for $255,000 less expenses of $95,000 for a net lease bonus of $160,000 which was included in advances to/from BR Group at March 31, 2003.

         BR Energy's President, Patrick A. Kelleher will receive a 2% Carried Working Interest on all new oil and gas prospects developed by him for BR Energy and he will receive a 0.5% Carried Working Interest on all oil and gas prospects developed from the seismic acquisition previously mentioned.

4.       PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, consisted of the following at March 31, 2003 and December 31, 2002:


                                  MARCH 31,    DECEMBER 31,
                                    2003           2002
                                -----------    -----------
                                (unaudited)
Oil and Gas Properties ......   $ 2,006,865    $ 1,855,992
Seismic License & Data ......     2,287,429      2,287,429
Furniture and Fixtures ......        36,465         24,782
                                -----------    -----------
                                  4,330,759      4,168,203
Less Accumulated Depreciation    (1,166,403)      (988,215)
                                -----------    -----------
                                $ 3,164,356    $ 3,179,988
                                ===========    ===========

         Depletion, Depreciation and Amortization expense was $178,188 and $54,000 for the three months ended March 31, 2003 and 2002, respectively.

5.       COMMITMENTS AND CONTINGENCIES

COMMITMENTS

                  During March, 2002 in conjunction with BR Energy's purchase of an interest in 48,000 miles of seismic data in the Texas Gulf Coast area, BR Energy committed to participating in the reprocessing of this data. It is estimated that the reprocessing will be completed in 2003 at a cost to BR Energy of approximately $2.3 million. BR Energy has paid $1.8 million of these costs to date and recorded the remaining $500 thousand as Seismic Data Costs Payable which will be funded by the $500 thousand preferred stock subscription receivable from BR Group which will be paid in quarterly installments.

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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002

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

6.       STOCKHOLDERS' EQUITY

         The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. As of March 31, 2003, the Company was authorized to issue 25,000,000 shares of stock, 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

SERIES E PREFERRED STOCK

         In June, 2002, BR Energy authorized the issuance and sale of 750,000 shares of Series E Preferred Stock ("Series E Stock") which has a par value of $0.001 per share at $10.00 per share. The Series E Stock bears a 12% per annum dividend payable quarterly and a participating dividend equal to 3% of the net profits from the oil and gas properties acquired with the proceeds of the offering, also payable quarterly. Each share of the Series E Stock shall be converted automatically into five (5) shares of Common Stock five years after the closing of the offering or at such time as BR Energy's registered common stock has traded at $12.50 per share average for a 30 day period, but in any event no earlier than three years after the final closing of the offering which was December 31, 2002.

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

         As of March 31, 2003, 273,300 shares of Series E Stock had been subscribed to or issued.

COMMON STOCK WARRANTS

         As of March 31, 2003, BR Energy had warrants and options outstanding to purchase 3,445,419 shares of Common Stock at prices ranging from $0.40 to $6.00 per share. There was 0 warrant activity during the first quarter of 2003. See the Company's Form 10-KSB for December 31, 2002 for additional details.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

FINANCIAL OVERVIEW:

         Blue Ridge Energy, Inc. ("BR Energy"), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated ("Gem Source"), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. BR Energy has offices at 10777 Westheimer Rd., Suite 170, Houston, TX 77042 and 632 Adams Street, Suite 710, Bowling Green, KY 42101.

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

         At March 31, 2003, BR Energy had total assets of $3.4 million, total liabilities of $790 thousand and shareholders' equity of $2.6 million. BR Energy's net loss increased to $308,000 during the first three months of 2003 as compared to $133,000 for the same period in 2002. The loss per common share, which takes into account cash dividends paid on preferred stock increased to $(0.05) per share during the first three months of 2003 as compared to $(0.02) during the same period in 2002. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

         As of March 31, 2003, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 96 wells, of which seventy-five (75) are presently productive and located in Kentucky, Texas, West Virginia and New Mexico.

         The following tables summarize by geographic area BR Energy's developed and undeveloped acreage, oil and gas reserves and gross and net interests in producing oil and gas wells as of March 31, 2003. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

DEVELOPED AND UNDEVELOPED ACREAGE

GEOGRAPHIC AREA                                   DEVELOPED ACREAGE                       UNDEVELOPED ACREAGE
                                           ------------------------------          -------------------------------
                                           GROSS ACRES          NET ACRES          GROSS ACRES           NET ACRES
                                           -----------          ---------          -----------           ---------
New Mexico...................                  80.00               53.60                0.00                 0.00
Texas........................               1,503.78              139.03              592.00               156.00
Kentucky.....................                 780.00               99.40                0.00                 0.00
West Virginia................                 135.00                8.24                0.00                 0.00
                                            --------              ------              ------               ------
         Totals..............               2,498.78             3000.27              592.00               156.00
                                           =========             =======             =======              =======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

PRODUCTIVE WELLS

                                             GROSS WELLS                   NET WELLS                    RESERVES
                                         ------------------           ------------------          -------------------
GEOGRAPHIC AREA                           OIL           GAS            OIL           GAS           OIL           GAS
---------------                          ----         -----           ----          ----          -----        -------
                                        (BBLS)         (MCF)         (BBLS)         (MCF)         (BBLS)         (MCF)

New Mexico...................            1.00          0.00           0.67          0.00          4,960          7,000
Texas........................            3.00          4.00           1.04          0.87         44,556        102,000
Kentucky.....................            0.00         55.00           0.00          7.53              0         82,967
West Virginia................            0.00         12.00           0.00          1.99              0         47,032
                                         ----         -----           ----          ----          -----        -------
         Totals..............            4.00         68.00           1.71          9.87         49,516        238,999
                                         ====         =====           ====          ====        =======       ========

KEY PROPERTIES

         The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use.

         The following are the primary properties held by BR Energy as of March 31, 2003:

DEVELOPED PROPERTIES

         Boon's Camp Prospect: As of March 31, 2003, fourteen (14) gas wells are producing a total of approximately 550 - 650 MCF per day in eastern Kentucky one
(1) well has been determined to be a dry hole. In June 2002, BR Energy sold the remaining undeveloped acreage in this prospect to a former executive of BR Energy for a gain of approximately $25,000.

         Homestake #1: The Homestake #1 oil well is a development well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 which is a 50.2% Net Revenue Interest.

         Big Sandy Prospect: As of March 31, 2003 ten (10) gas wells in the Big Sandy Prospect located in eastern Kentucky are currently in production and selling approximately 200 MCFPD of gas. BR Energy owns varying interests in these wells ranging from 25% to 30.25% of the working interest with net revenue interests ranging from 18.75% to 22.69% in each well.

         Contrary Creek Prospect: Drilling in this prospect located in Lawrence County, Kentucky began during the fourth quarter of 2000 with all 11 gas wells having been drilled producing approximately 350 MCFPD of gas as of March 31, 2003. In June 2002, BR Energy sold the remaining undeveloped acreage in this prospect to a former executive of BR Energy for a gain of approximately $25,000.

         McDonald Prospect: Drilling in this prospect located in Logan County, West Virginia began during the fourth quarter of 2000 with 5 gas wells having been drilled and producing approximately 300 MCFPD of gas as of March 31, 2003.

         Keegan Gibson #1: BR Energy owns 74% of the working interest, with a 63% net revenue interest in this well located in Smith County, Texas which is producing approximately 10 BOPD.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

UNDEVELOPED PROPERTIES

         West Pebble Island Prospect: During the third quarter of 2002, BR Energy committed to the acquisition and development of a 10% Working Interest in undeveloped and non-producing oil and gas leases with 2 wells to be drilled in the West Pebble Island Prospect in Tyler County, Texas. Drilling in this prospect began during the first quarter of 2002 and the first well has been completed as an oil producer. Drilling of the second well began during the first quarter of 2003.

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

          In this regard, we have paid approximately $2.1 million as of March 31, 2003 and are committed to pay approximately $500,000 more for our portion of the costs to reprocess this seismic data to look for shallow "bright spot" prospects, primarily in the Miocene, Frio, Yegua and Wilcox formations. The validity of using advanced technology to reprocess data and find additional drilling prospects analogous to nearby known producing fields in the same producing trend is well accepted by the oil and gas industry. It is management's understanding that the major oil and gas company that generated this seismic data did not perform this type of reprocessing. Instead, its objective in the area was to explore for deeper and bigger reserves, and it processed the seismic in a way that masked potential shallower natural gas prospects.

         Once a prospect has been identified and additional geologic and geophysical work performed, we and our working interest parties have independent elections to participate as to our respective interests in the wells. Approximately seventy percent of the seismic mileage has been reprocessed as of March 31, 2003 and over 100 prospects have been identified. These prospects range from 3,000 feet to 13,000 feet in depth and will be the prospects on which we intend to drill both exploratory and development wells. We estimate the cost to drill and complete a well for 100% of the working interest in these prospects will range from $150,000 for the shallower wells to $2,100,000 for the deeper wells. As of March 31, 2003, 6 wells had been drilled under this arrangement resulting in three dry holes, one natural gas producer and two wells in the completion process.

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

INCOME STATEMENT REVIEW:

THREE MONTHS ENDED MARCH 31, 2003 AND 2002:

         BR Energy's net loss increased to $308,000 during the first quarter of 2003 as compared to $133,000 for the same period in 2002, The loss per common share, which takes into account cash dividends paid on preferred stock increased to $(0.05) per share during the first quarter of 2003 as compared to $(0.02) in the same period of 2002.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

OPERATING REVENUES:

         Operating revenues totaled $329,000 during the three months ended March 31, 2003 as compared to the $881,000 recorded during the three months ended March 31, 2002, This decrease was primarily related to a decreased activity level in BR Energy's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 2003.

DIRECT OPERATING COSTS:

         Direct operating costs totaled $202,000 during the three months ended March 31, 2003, as compared to the $551,000 experienced during the same period in 2002. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues previously discussed.

OTHER OPERATING EXPENSES:

         Marketing expenses decreased 87% to $25,000 during the first quarter of 2003 from the $196,000 experienced during this period in 2002 due to decreased levels in sponsoring Limited Partnerships as previously discussed. General and Administrative expenses decreased 25% to $232,000 during the first quarter of 2003 as compared to $310,000 during the same period in 2002, primarily as a result of decreased costs associated with changes in management personnel.

OTHER EXPENSE:

         Other Expense decreased 105% to income of $461 during the first quarter of 2003 as compared to expense of $9,000 during the first quarter of 2002 due to the Company not having any interest expense associated with debt that was paid off in 2002.

BALANCE SHEET REVIEW:

ASSETS:

         BR Energy's current assets decrease of 67% to $155,000 at March 31, 2003 as compared to $469,000 at December 31, 2002 was primarily due to the use of cash and advances for operations and the development of oil and gas properties. The decrease in Deferred Seismic Costs resulted from the amortization of these costs.

LIABILITIES:

         BR Energy's current liabilities decreased 31% to $790,000 at March 31, 2003 from $1,148,000 at December 31, 2002 primarily due to the payment of Seismic Data Costs Payable.

STOCKHOLDERS' EQUITY:

         Total capital invested in BR Energy for Common and Preferred Stock remained essentially the same at March 31, 2003 as at December 31, 2002. The loss for the quarter and the payment of dividends on Preferred Stock were offset by the collection of $260,000 in Preferred Stock Subscriptions Receivable.

CAPITAL RESOURCES AND LIQUIDITY:

         BR Energy's current ratio (current assets / current liabilities) was
0.20 to 1 at March 31, 2003 and 0.41 to 1 at March 31, 2002. Such calculations include the accounts receivable from managed oil and gas drilling partnerships and advances to (from) related parties. The change in the current ratio for 2003 from 2002 was due primarily to the use of funds in the acquisition of seismic data, development of oil and gas properties and continuing operations.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

          During the periods ended March 31, 2003 and December 31, 2002, BR Energy has relied upon net inflows of cash generated by its operating activities and equity offerings to fund the purchase of assets and its expansion. Generally speaking, management intends to fund further growth with equity transactions and improved cash flows from operations.

                  BR Energy suffered a net loss of approximately $308,000 during the first quarter of 2003 and had a working capital deficit of approximately $634,000 at March 31, 2003. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

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

          As of March 31, 2003, BR Energy had sufficient cash to satisfy its operating needs for a period of 90 days or longer. BR Energy plans to continue funding its operating needs by sponsoring 1 to 2 limited partnership oil and gas drilling programs a year.

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

         None

ITEM 5.           OTHER INFORMATION

         None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2003.

         Exhibit 99.1 Chief Executive Officer's Certification Pursuant to 18 U.S C Section 1350
         Exhibit 99.2 Chief Financial Officer's Certification Pursuant to 18 U.S C Section 1350


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BLUE RIDGE ENERGY, INC.



Date May 14, 2003                        By     /s/ Forrest E. Ebbs
                                            ------------------------------------
                                               Forrest E. Ebbs
                                               Sr. Vice President-Finance & CFO

                                 CERTIFICATIONS

I, Patrick A. Kelleher, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Blue Ridge Energy, Inc.;

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


Date: May 14, 2003                              /s/  Patrick A. Kelleher
                                                Chief Executive Officer

I, Forrest E. Ebbs, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Blue Ridge Energy, Inc.;

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


Date: May 14, 2003                              /s/  Forrest E. Ebbs
                                                Chief Financial Officer