Form 10QSB
period 2003-06-30
BLUE RIDGE ENERGY INC
filed 2003-08-14
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                10777 WESTHEIMER RD, SUITE 170, HOUSTON, TX 77042
                    (Address of Principal Executive Offices)

                                 (832) 358-3900
                (Issuer's Telephone Number, Including Area Code)

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,516,094 shares as of August 10, 2003.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         FINANCIAL STATEMENTS OF REGISTRANT

         INDEX                                                                                                             NUMBER
         -----                                                                                                             ------
         Balance Sheets as of June 30, 2003 and December 31, 2002..................................................             3
         Statements of Operations for the six months and three months ended June 30, 2003 and 2002.................             4
         Statements of Cash Flows for the six months ended June 30, 2003 and 2002..................................             5
         Notes to Financial Statements.............................................................................          6-13

         The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-KSB of the Registrant for its fiscal year ended December 31, 2002 and subsequent filings with the Securities and Exchange Commission.

         The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

         The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.


ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS                                                         14-19
ITEM 4.            CONTROLS AND PROCEDURES                                                                                       19

                                     PART II

                                OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.....................................................................................        20
ITEM 2.            CHANGES IN SECURITIES.................................................................................        20
ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.......................................................................        20
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................        20
ITEM 5.            OTHER INFORMATION.....................................................................................        20
ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K......................................................................        20
SIGNATURES...............................................................................................................        20

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS

                                                                                           JUNE 30,    DECEMBER 31,
                                                                                             2003          2002
                                                                                             ----          ----
                                                                                          (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
   Cash............................................................................   $       24,392   $      335,907
   Accounts Receivable:
      Managed Limited Partnerships.................................................           10,780            7,865
      Trade and Other..............................................................           37,017           37,017
   Prepaid Expenses and Other Current Assets.......................................           20,700           87,473
                                                                                      --------------   --------------
        TOTAL CURRENT ASSETS.......................................................           92,889          468,262

ASSETS ASSOCIATED WITH DISCONTINUED OPERATIONS, NET................................           36,000          200,000
PROPERTY AND EQUIPMENT, NET........................................................        1,702,533        1,319,123
DEFERRED SEISMIC DATA COSTS, NET...................................................               --        1,860,865
OTHER NONCURRENT ASSETS............................................................            7,514              490
                                                                                      --------------   --------------
        TOTAL ASSETS...............................................................   $    1,838,936   $    3,848,740
                                                                                      ==============   ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Liabilities........................................   $      120,759   $      299,870
   Advances from Related Parties...................................................          748,100           71,137
   Seismic Data Costs Payable......................................................               --          753,093
   Current Portion Long Term Debt..................................................           16,000           24,000
                                                                                      --------------   --------------
      TOTAL CURRENT LIABILITIES....................................................          884,859        1,148,100

LONG TERM DEBT.....................................................................               --            4,000
                                                                                      --------------   --------------
      TOTAL LIABILITIES............................................................          884,859        1,152,100

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 23,300 and 273,300 shares issued and outstanding at June 30, 2003 and
      December 31, 2002, respectively (liquidation preference of $189,895
      at June 30, 2003 and $1,980,000 at December 31, 2002)........................               23              273
   Common Stock, $0.005 par value; 20,000,000 shares authorized; 7,516,094 shares issued and outstanding at June 30, 2003 and December 31, 2002,
      respectively.................................................................           37,581           37,581
   Additional Paid-In Capital......................................................        6,339,648        8,285,056
   Preferred Stock Subscription Receivable.........................................               --         (760,000)
   Accumulated Deficit.............................................................       (5,423,175)      (4,866,270)
                                                                                      --------------   --------------
      TOTAL STOCKHOLDERS' EQUITY...................................................          954,077        2,696,640
                                                                                      --------------   --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................   $    1,838,936   $    3,848,740
                                                                                      ==============   ==============


                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                                      --------                      --------
                                                                 2003           2002           2003            2002
                                                                 ----           ----           ----            ----
OPERATING REVENUES:

Turnkey Contract Sales                                         $       --    $   254,000    $        --    $ 1,089,000
Oil and Gas Property Sales to Related Parties                     231,932             --        486,932             --
Oil and Gas Sales                                                 111,487         26,389        185,077         72,214
                                                              -----------    -----------    -----------    -----------
        Total Operating Revenues                                  343,419        280,389        672,009      1,161,214

OPERATING COSTS AND OTHER EXPENSES:
   Turnkey Contract Costs                                              --        127,321             --        670,326
   Cost of Oil and Gas Property Sales to Related Parties          169,025             --        273,482             --
   Lease Operating Costs                                           30,295         (3,401)        42,599          4,451
   Depreciation, Depletion and Amortization                        36,000        172,188        214,188        202,188
   Dry Hole and Abandonment Costs                                      --             --         85,172             --
   Marketing Costs                                                  1,297         66,479         26,101        262,674
   General and Administrative Costs                               257,772        299,223        489,903        609,636
                                                              -----------    -----------    -----------    -----------
        Total Operating Costs                                     494,389        661,810      1,131,445      1,749,275
                                                              -----------    -----------    -----------    -----------

OPERATING LOSS                                                   (150,970)      (381,421)      (459,436)      (588,061)

OTHER INCOME (EXPENSE):
   Gain on Sale of Oil and Gas Leases                                  --         78,839             --         78,839
   Interest Income (Expense)                                        3,631         (9,889)         4,093        (19,029)
                                                              -----------    -----------    -----------    -----------
        Total Other Income (Expense)                                3,631         68,950          4,093         59,810
                                                              -----------    -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                                (147,339)      (312,471)      (455,343)      (528,251)
   Income Tax Provision                                                --             --             --         68,650
                                                              -----------    -----------    -----------    -----------
INCOME (LOSS) FROM
   CONTINUING OPERATIONS                                         (147,339)      (312,471)      (455,343)      (459,601)
DISCONTINUED OPERATIONS:
   Income (Loss) from  Discontinued Drilling Services                  --        (49,590)            --        (35,187)
   Income Tax Provision                                                --             --             --             --
                                                              -----------    -----------    -----------    -----------
INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS                                                            --        (49,590)            --        (35,187)
                                                              -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                             $  (147,339)   $  (362,061)   $  (455,343)   $  (494,788)
                                                              ===========    ===========    ===========    ===========

INCOME (LOSS) FROM CONTINUING
   OPERATIONS PER COMMON SHARE:
   Basic                                                      $     (0.02)   $     (0.05)   $     (0.07)   $     (0.07)
                                                              ===========    ===========    ===========    ===========
   Diluted                                                    $     (0.02)   $     (0.05)   $     (0.07)   $     (0.07)
                                                              ===========    ===========    ===========    ===========

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS PER COMMON SHARE:
   Basic                                                      $      0.00    $     (0.00)   $      0.00    $     (0.00)
                                                              ===========    ===========    ===========    ===========
   Diluted                                                    $      0.00    $     (0.00)   $      0.00    $     (0.00)
                                                              ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE:
   Basic                                                      $     (0.02)   $     (0.05)   $     (0.07)   $     (0.07)
                                                              ===========    ===========    ===========    ===========
   Diluted                                                    $     (0.02)   $     (0.05)   $     (0.07)   $     (0.07)
                                                              ===========    ===========    ===========    ===========

Weighted Average Common Shares Outstanding                      7,516,094      7,516,094      7,516,094      7,500,906
                                                              ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                                     --------
                                                                              2003              2002
                                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                      $  (455,343)      $  (494,788)
   Adjustments to Reconcile Net (Loss) to Net Cash Flows from
      Operating Activities:
      Depreciation, Depletion and Amortization                                214,188           250,188
      Deferred Taxes                                                               --           (68,650)
      Change in Assets from Discontinued Operations                           164,000                --
      Change in Operating Assets and Liabilities:
        Accounts Receivable                                                    (2,915)          412,734
        Drilling Advances                                                          --        (1,068,609)
        Prepaid Expenses and Other Assets                                      59,749           106,458
        Seismic Data Costs Payable                                           (278,457)               --
        Accounts Payable and Accrued Liabilities                             (179,111)          (65,965)
                                                                          -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                                        (477,889)         (928,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Decrease) Increase in Advances from Affiliate                             489,755           (25,050)
   Sale of Oil and Gas Equipment and Properties
                                                                                   --           838,000
   Purchase of Seismic Data
                                                                                   --        (1,034,116)
   Purchase of Oil and Gas Properties                                        (469,819)         (362,757)
                                                                          -----------       -----------
NET CASH FROM (USED IN) INVESTING ACTIVITIES                                   19,936          (583,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of Long Term Debt                                                 (12,000)         (217,546)
   Line of Credit from Affiliate                                                   --           750,000
   Preferred Stock Subscription Receivable                                    260,000                --
   Dividends Paid                                                            (101,561)           (8,498)
                                                                          -----------       -----------
NET CASH FROM FINANCING ACTIVITIES                                            146,439           523,956
                                                                          -----------       -----------
NET DECREASE IN CASH                                                         (311,514)         (988,599)
CASH AT BEGINNING OF PERIOD                                                   335,907         1,081,096
                                                                          -----------       -----------
CASH AT END OF PERIOD                                                     $    24,392       $    92,497
                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid for Interest                                                $         --       $    19,029
                                                                          ===========       ===========
   Cash Paid for Income Taxes                                            $         --       $        --
                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Sale of Seismic Data                                                   $ 2,287,428       $        --
                                                                          ===========       ===========
   Increase in Advances from Affiliate                                    $   187,208       $        --
                                                                          ===========       ===========

   Retirement of Preferred Stock                                          $(2,000,000)      $        --
                                                                          ===========       ===========
   Elimination of Preferred Stock Subscriptions                           $  (500,000)      $        --
                                                                          ===========       ===========
   Transfer of Seismic Note Payable to
      Related Party                                                       $   474,636       $        --
                                                                          ===========       ===========
   Additional Paid in Capital From Related Party                          $   568,742       $        --
                                                                          ===========       ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002


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

         During March of 2002, BR Energy acquired a 35% interest in Channel LLC resulting in a 17.5% working interest in a large ongoing Texas onshore exploration program, consisting of 48,000 miles of seismic data in the Texas Gulf Coast area and the oil and gas properties acquired through the utilization of this data. The centerpiece of this program utilizes a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas, and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. The acquisition of this interest and development of the oil and gas properties acquired through the utilization of this data was to have been funded with the proceeds from the sale of 500,000 shares of Series E Preferred Stock for $5,000,000 through a private offering under Regulation D of Section 506 of the Securities Act of 1933. BR Energy originally recorded an asset of $2.3 million, which was being amortized over four years and had a balance of $1.7 million as of March 31, 2003.

         In order to facilitate the purchase of this interest, BR Energy's majority shareholder, BR Group, committed to extending BR Energy a $1,500,000 line of credit which had a term of one year, bore interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the exploration program. This $1,500,000 balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000 and BR Group committed to the purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments. Two of these installments were paid by BR Group thereby bringing BR Group's total investment in BR Energy's Series E Preferred Stock to $2,000,000.

         During the first half of 2003 it became evident that BR Energy had not been able to sell the remaining 300,000 shares of Series E Preferred Stock and did not have the required capital available to acquire and develop the 100+ oil and gas prospects, identified to date, by the utilization of this data. Therefore, in May, 2003, BR Group agreed to 1) the retirement of the 200,000 shares of Series E Preferred Stock which it had received for the $2,000,000 paid to BR Energy to date, 2) assume the remaining $500,000 in BR Energy debt associated with the acquisition of the seismic information and 3) commit to providing all funds required by this interest in the acquisition and development of oil and gas properties identified by the utilization of this data.

         In return for this agreement, BR Energy agreed to repay $187,000 of the funds received from the sale of the Preferred Stock, cancelled the remaining subscription receivable for 50,000 shares of Preferred Stock and transferred to BR Group all of its interest in the seismic information, which had a book value of $1,719,000 as of March 31, 2003, and any future oil and gas properties identified by this information to be acquired and developed. The net effect of the transaction was BR Energy recorded $568,742 in Additional Paid in Capital from BR Group. BR Energy retained all of its interest in any oil and gas properties previously acquired and developed under this arrangement. Additionally, BR Energy will be carried at no cost for 25% of any future interests acquired and developed by BR Group through the utilization of this data. When BR Group has recouped 100% of all monies expended for the initial seismic acquisition, as well as the subsequent acquisition and development of oil and gas properties under this arrangement, BR Energy shall have the right, but not the obligation, to reverse its position with BR Group whereby BR Energy would receive 75% of the interest in future oil and gas properties and "carry" BR Group for 25% of the interest.

         Additionally, during the first quarter of 2003, BR Energy entered into a sales and service agreement with BR Group whereby BR Energy will assemble oil and gas prospects, if requested by BR Group, and conduct the drilling, completion and production

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002

operations of the oil and gas wells on said prospects. For these services BR Energy will receive a prospect fee on the acreage acquired, a 10% Carried Working Interest in the acreage acquired, a 7.5% management fee on all monies expended in drilling and completing the wells and various overhead fees. The first two prospects under this arrangement were sold to BR Group in March and June, 2003 for $487,000 less expenses of $273,000 for a net lease bonus of $214,000 which was included in advances to/from BR Group at June 30, 2003.

         BR Energy had a net loss of approximately $455,000 during the first six months of 2003 and had a working capital deficit of approximately $792,000 at June 30, 2003. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

         As previously discussed, management has taken significant steps to address the financial condition of BR Energy, to increase cash flows and to achieve better operating results; principally by implementing its new business plan and discontinuing its contract drilling service segment. BR Energy has also entered certain agreements, including a sales and service agreement with its majority shareholder, Blue Ridge Group, Inc. ("BR Group") to provide the necessary financial support for BR Energy through the first quarter of 2004.

DISCONTINUED OPERATIONS

         As BR Energy began implementation of a new business plan, the decision was made in July 2002 to discontinue the contract drilling service segment of BR Energy's operations and sell its remaining drilling rigs and ancillary drilling equipment. The drilling rigs and equipment were sold in the latter half of 2002 and all related income, expense, property and liability accounts related to these operations have been netted and classified as discontinued operations in the financial statements for all periods presented.

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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002


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

Consolidation of Variable Interest Entities

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

         FIN 46 was effective immediately for new entities created or acquired after February 1, 2003 and became effective on July 1, 2003 for entities in which BR Energy had a variable interest prior to February 1, 2003. The provisions of FIN 46 have not had an impact on BR Energy's results of operations, financial position or liquidity through June 30, 2003. BR Energy is still evaluating the effect of the provisions of FIN 46 which will be beginning July 1, 2003.

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

PROPERTY AND EQUIPMENT

         Property and equipment (other than oil and gas) are stated at cost. Depreciation is recognized on the straight line method, after considering salvage value, over the estimated useful lives of the assets as follows:

                         LIVES                           (YEARS)
                      Machinery and Equipment.........     10
                      Autos and Trucks................      5
                      Furniture and Fixtures..........     10

         BR Energy follows the successful efforts method of accounting for oil and gas producing activities. Under the successful efforts method of accounting, costs, which relate directly to the discovery of oil and gas reserves are capitalized. These capitalized costs include;

               (1) the costs of acquiring mineral interest in properties,

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002


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

EARNINGS PER COMMON SHARE

The Company's basic earnings per common share ("Basic EPS") is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002


from the earnings per share calculations. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the three and six months ended June 30, 2003 and 2002:


                                                                                          THREE MONTHS ENDED
         BASIC EPS COMPUTATION                                                               JUNE 30, 2003
         ---------------------                                                               -------- ----
         Net Income.....................................................................     $   (147,339)
         Less: Preferred Stock Dividends................................................          (40,539)
                                                                                             ------------
         Income Available to Common Stockholders........................................     $   (187,878)
                                                                                             ============


         DATES                                                     SHARES      FRACTION        WEIGHTED
         OUTSTANDING                                             OUTSTANDING   OF PERIOD    AVERAGE SHARES
         -----------                                             -----------   ---------    --------------
         April 1-June 30..................................         7,516,094      100.0%        7,516,094
         Weighted Average Shares..........................                                      7,516,094
                                                                                             ============

         Basic EPS........................................                                   $      (0.02)
                                                                                             ============


                                                                                           THREE MONTHS ENDED
         BASIC EPS COMPUTATION                                                               JUNE 30, 2002
         ---------------------                                                               -------------
         Net Loss.......................................................................     $   (362,061)
         Less: Preferred Stock Dividends................................................             (433)
                                                                                             ------------
         Loss Available to Common Stockholders..........................................     $   (362,494)
                                                                                             ============


         DATES                                                     SHARES      FRACTION        WEIGHTED
         OUTSTANDING                                             OUTSTANDING   OF PERIOD    AVERAGE SHARES
         -----------                                             -----------   ---------    --------------
         April 1-June 30..................................         7,516,094      100.0%        7,516,094
         Weighted Average Shares..........................                                      7,516,094
                                                                                             ============

         Basic EPS (Loss).................................                                   $      (0.05)
                                                                                             ============


                                                                                           SIX MONTHS ENDED
         BASIC EPS COMPUTATION                                                               JUNE 30, 2003
         ---------------------                                                               -------------
         Net Income.....................................................................     $   (455,343)
         Less: Preferred Stock Dividends................................................         (101,561)
                                                                                             ------------
         Loss Available to Common Stockholders..........................................     $   (556,904)
                                                                                             ============


         DATES                                                     SHARES      FRACTION        WEIGHTED
         OUTSTANDING                                             OUTSTANDING   OF PERIOD    AVERAGE SHARES
         -----------                                             -----------   ---------    --------------
         January 1-June 30................................         7,516,094      100.0%        7,516,094
         Weighted Average Shares..........................                                      7,516,094
                                                                                             ============

         Basic EPS (Loss).................................                                   $      (0.07)
                                                                                             ============


                                                                                            SIX MONTHS ENDED
         BASIC EPS COMPUTATION                                                               JUNE 30, 2002
         ---------------------                                                               -------------
         Net Loss.......................................................................     $   (494,788)
         Less: Preferred Stock Dividends................................................           (8,498)
                                                                                             ------------
         Loss Available to Common Stockholders..........................................     $   (503,286)
                                                                                             ============


         DATES                                                     SHARES      FRACTION        WEIGHTED
         OUTSTANDING                                             OUTSTANDING   OF PERIOD    AVERAGE SHARES
         -----------                                             -----------   ---------    --------------
         January 1-June 30................................         7,455,344      100.0%        7,455,344
         Conversion of Preferred Stock....................            60,750       75.0%           45,562
                                                             ---------------                 ------------
                                                                   7,516,094
         Weighted Average Shares..........................                                      7,500,906
                                                                                             ============

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002



         Basic EPS (Loss).................................                                   $      (0.07)
                                                                                             ============

         There also exists various warrants for the purchase of common stock. As of June 30, 2002, there are warrants outstanding, convertible into 3,177,719 shares of common stock that are exercisable at prices ranging from $0.40 to $6.00 per share.

         As BR Energy recorded a loss in 2003 and 2002, Common share equivalents outstanding would be anti-dilutive, and as such, no pro-forma earnings per share, assuming the preferred stock was converted to Common Stock, information is required for 2003 or 2002.

INCOME TAXES

         Income taxes in the six months ended June 30, 2003 and 2002 have been provided for at an estimated effective tax rate of 0% and 2%, respectively.

         Income taxes are provided for under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether BR Energy will generate sufficient future taxable income to utilize the net deferred tax assets, therefore for financial reporting purposes, a valuation allowance of $928,000 and $774,000 as of June 30, 2003 and December 31, 2002, respectively, has been recognized to offset the net deferred tax assets.

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

2.       AFFILIATED OIL AND GAS PARTNERSHIPS

         The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $0 and $1,089,000 during the three months ended June 30, 2003 and 2002, respectively.

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

3.       RELATED PARTY TRANSACTIONS

STOCK TRANSACTIONS

         As of June 30, 2003, there are 7,516,094 shares of common stock issued and outstanding. A total of 4,141,233 shares are held by Blue Ridge Group, Inc (BR Group) and the remaining 3,374,861 shares are held by approximately 600 shareholders.

ADVANCES TO/FROM RELATED PARTIES

         BR Group provided various management, administrative, accounting and geological services for BR Energy at a rate of $20,750 per month through March 31, 2003 at which point the monthly rate was adjusted to $10,000 per month. The fee amount has been determined on a proportional basis because specific identification of expenses is not practical. BR Energy believes that this cost allocation method of expenses is reasonable and that this management fee represents the fair market value of the services rendered. BR Energy also reimburses BR Group for direct costs paid on its behalf and the costs of various drilling services. Additionally, as a

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002

matter of ongoing business, BR Group will advance funds to BR Energy against work in progress. As of June 30, 2003 and December 31, 2002, advances to/from BR Group was approximately $748,100 and $71,137.

         Additionally, in March, 2002, BR Group committed to extending BR Energy a $1,500,000 line of credit to facilitate the purchase of an interest in 48,000 miles of seismic data in the Texas Gulf Coast area. This line of credit had a term of one year, bore interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the seismic data and any oil and gas properties acquired through the implementation of this data. This $1,500,000 balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000 and BR Group committed to the purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments. Two of these installments were paid by BR Group thereby bringing BR Group's total investment in BR Energy's Series E Preferred Stock to $2,000,000.

         During the first half of 2003 it became evident that BR Energy had not been able to sell the remaining 300,000 shares of Series E Preferred Stock and did not have the required capital available to acquire and develop the 100+ oil and gas prospects, identified to date, by the utilization of this data. Therefore, in May, 2003, BR Group agreed to 1) the retirement of the 200,000 shares of Series E Preferred Stock which it had received for the $2,000,000 paid to BR Energy to date, 2) assume the remaining $500,000 in BR Energy debt associated with the acquisition of the seismic information and 3) commit to providing all funds required by this interest in the acquisition and development of oil and gas properties identified by the utilization of this data.

         In return for this agreement, BR Energy agreed to repay $187,000 of the funds received from the sale of the Preferred Stock, cancelled the remaining subscription receivable for 50,000 shares of Preferred Stock and transferred to BR Group all of its interest in the seismic information and any future oil and gas properties identified by this information to be acquired and developed. The net effect of this transaction was BR Energy recorded $568,742 in Additional Paid in Capital from BR Group. BR Energy retained all of its interest in any oil and gas properties previously acquired and developed under this arrangement. Additionally, BR Energy will be carried at no cost for 25% of any future interests acquired and developed by BR Group through the utilization of this data. When BR Group has recouped 100% of all monies expended for the initial seismic acquisition, as well as the subsequent acquisition and development of oil and gas properties under this arrangement, BR Energy shall have the right, but not the obligation, to reverse its position with BR Group whereby BR Energy would receive 75% of the interest in future oil and gas properties and "carry" BR Group for 25% of the interest.

         During the first quarter of 2003, BR Energy entered into a sales and service agreement with BR Group whereby BR Energy will assemble oil and gas prospects, if requested by BR Group, and conduct the drilling, completion and production operations of the oil and gas wells on said prospects. For these services BR Energy will receive a prospect fee on the acreage acquired, a 10% Carried Working Interest in the acreage acquired, a 7.5% management fee on all monies expended in drilling and completing the wells and various overhead fees. The first two prospects under this arrangement were sold to BR Group in March and June, 2003 for $487,000 less expenses of $264,000 for a net lease bonus of $223,000 which was included in advances to/from BR Group at June 30, 2003.

         BR Energy's President, Patrick A. Kelleher will receive a 2% Carried Working Interest on all new oil and gas prospects developed by him for BR Energy and he will receive a 0.5% Carried Working Interest on all oil and gas prospects developed from the seismic acquisition previously mentioned.

4.       PROPERTY AND EQUIPMENT

 Property and equipment, stated at cost, consisted of the following at June 30, 2003 and December 31, 2002:


                                                                                                         JUNE 30,      DECEMBER 31,
                                                                                                           2003            2002
                                                                                                           ----            ----
                                                                                                                (UNAUDITED)
Oil and Gas Properties...........................................................................     $    2,245,341   $  1,855,992
Seismic License and Data.........................................................................                 --      2,287,429
Furniture and Fixtures...........................................................................             86,690         24,782
                                                                                                      --------------   ------------
                                                                                                           2,332,031      4,168,203
Less Accumulated Depreciation....................................................................           (629,498)      (988,215)
                                                                                                      --------------   ------------
                                                                                                      $    1,702,533   $  3,179,988
                                                                                                      ==============   ============

         Depletion, Depreciation and Amortization expense was $214,188 and $202,188 for the six months ended June 30, 2003 and 2002, respectively.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002

5.       COMMITMENTS AND CONTINGENCIES

COMMITMENTS

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

6.       STOCKHOLDERS' EQUITY

         The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. As of June 30, 2003, the Company was authorized to issue 25,000,000 shares of stock, 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

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

         In May, 2003, BR Group agreed to the retirement of the 200,000 shares of Series E Preferred Stock which it had received for the $2,000,000 paid to BR Energy to date. As of June 30, 2003, there are 23,300 shares of Series E Stock issued and outstanding.

COMMON STOCK WARRANTS

         As of June 30, 2003, BR Energy had warrants and options outstanding to purchase 3,177,719 shares of Common Stock at prices ranging from $0.40 to $6.00 per share. There were 0 warrants issued or exercised during the first half of 2003. See the Company's Form 10-KSB for December 31, 2002 for additional details.

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

         With the establishment in 2002 of a new technical management team, additional directors, and an office in Houston, we have begun a new business plan that focuses on shifting our oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects.

         During March of 2002, BR Energy acquired a 35% interest in Channel LLC resulting in a 17.5% working interest in a large ongoing Texas onshore exploration program, consisting of 48,000 miles of seismic data in the Texas Gulf Coast area and the oil and gas properties acquired through the utilization of this data. The centerpiece of this program utilizes a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas, and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. The acquisition of this interest and development of the oil and gas properties acquired through the utilization of this data was to have been funded with the proceeds from the sale of 500,000 shares of Series E Preferred Stock for $5,000,000 through a private offering under Regulation D of Section 506 of the Securities Act of 1933. BR Energy originally recorded an asset of $2.3 million, which was being amortized over four years and had a balance of $1.7 as of March 31, 2003.

         In order to facilitate the purchase of this interest, BR Energy's majority shareholder, BR Group, committed to extending BR Energy a $1,500,000 line of credit which had a term of one year, bore interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the exploration program. This $1,500,000 balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000 and BR Group committed to the purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments. Two of these installments were paid by BR Group thereby bringing BR Group's total investment in BR Energy's Series E Preferred Stock to $2,000,000.

         During the first half of 2003 it became evident that BR Energy had not been able to sell the remaining 300,000 shares of Series E Preferred Stock and did not have the required capital available to acquire and develop the 100+ oil and gas prospects, identified to date, by the utilization of this data. Therefore, in May, 2003, BR Group agreed to 1) the retirement of the 200,000 shares of Series E Preferred Stock which it had received for the $2,000,000 paid to BR Energy to date, 2) assume the remaining $500,000 in BR Energy debt associated with the acquisition of the seismic information and 3) commit to providing all funds required by this interest in the acquisition and development of oil and gas properties identified by the utilization of this data.

         In return for this agreement, BR Energy agreed to repay $187,000 of the funds received from the sale of the Preferred Stock, cancelled the remaining subscription receivable for 50,000 shares of Preferred Stock and transferred to BR Group all of its interest in the seismic information and any future oil and gas properties identified by this information to be acquired and developed. The net effect of this transaction was BR Energy recorded $568,742 in Additional Paid in Capital from BR Group. BR Energy retained all of its interest in any oil and gas properties previously acquired and developed under this arrangement. Additionally, BR Energy will be carried at no cost for 25% of any future interests acquired and developed by BR Group through the utilization of this data. When BR Group has recouped 100% of all monies expended for the initial seismic acquisition, as well as the subsequent acquisition and development of oil and gas properties under this arrangement, BR Energy shall have the right, but not the obligation, to reverse its position with BR Group whereby BR Energy would receive 75% of the interest in future oil and gas properties and "carry" BR Group for 25% of the interest.

         Additionally, during the first quarter of 2003, BR Energy entered into a sales and service agreement with BR Group whereby BR Energy will assemble oil and gas prospects, if requested by BR Group, and conduct the drilling, completion and production operations of the oil and gas wells on said prospects. For these services BR Energy will receive a prospect fee on the acreage acquired, a 10% Carried Working Interest in the acreage acquired, a 7.5% management fee on all monies expended in drilling and completing the wells and various overhead fees. The first two prospects under this arrangement were sold to BR Group in March and June, 2003 for $487,000 less expenses of $264,000 for a net lease bonus of $223,000 which was included in advances to/from BR Group at June 30, 2003.

         At June 30, 2003, BR Energy had total assets of $1.8 million, total liabilities of $885 thousand and shareholders' equity of $954 thousand. BR Energy had a net loss of $455,000 during the first six months of 2003 as compared to a net loss of $495,000 for the same period in 2002. The loss per common share, which takes into account cash dividends paid on preferred stock was $(0.07) per share during the first six months of 2003 as compared to $(0.07) during the same period in 2002. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

         As of June 30, 2003, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 101 wells, of which seventy-six (76) are presently productive and located in Kentucky, Texas, West Virginia and New Mexico.

         The following tables summarize by geographic area BR Energy's developed and undeveloped acreage, oil and gas reserves and gross and net interests in producing oil and gas wells as of June 30, 2003. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

     DEVELOPED AND UNDEVELOPED ACREAGE

     GEOGRAPHIC AREA                                                   DEVELOPED ACREAGE             UNDEVELOPED ACREAGE
     ---------------                                             ----------------------------     ----------------------------
                                                                 GROSS ACRES        NET ACRES     GROSS ACRES        NET ACRES
                                                                 -----------        ---------     -----------        ---------

     New Mexico.........................................              80.00            53.60             0.00             0.00
     Texas..............................................           1,743.78           181.03         4,460.00           457.00
     Kentucky...........................................             780.00            99.40             0.00             0.00
     West Virginia......................................             135.00             8.24             0.00             0.00
                                                                   --------           ------         --------           ------
     Totals.............................................           2,738.78           342.27         4,460.00           457.00
                                                                   ========           ======         ========           ======

         PRODUCTIVE WELLS

                                                                                                                   12/31/02
                                                                                                                   --------
                                                                GROSS WELLS               NET WELLS                RESERVES
GEOGRAPHIC AREA                                               OIL         GAS          OIL         GAS          OIL          GAS
---------------                                            --------- ----------- ------------ ----------- ------------ -----------
                                                           (BBLS)       (MCF)       (BBLS)       (MCF)       (BBLS)        (MCF)
                                                           --------- ----------- ------------ ----------- ------------ -----------
New Mexico..............................................     1.00        0.00         0.67        0.00        4,960          7,000
Texas...................................................     2.00        6.00         0.84        0.83       44,556        102,000
Kentucky................................................     0.00       55.00         0.00        7.53            0         82,967
West Virginia...........................................     0.00       12.00         0.00        1.99            0         47,032
                                                             ----       -----         ----        ----    ---------     ----------
         Totals.........................................     3.00       73.00         1.51       10.35       49,516        238,999
                                                             ====       =====         ====       =====    =========     ==========

KEY PROPERTIES

         The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use.

         The following are the primary properties held by BR Energy as of June 30, 2003:

DEVELOPED PROPERTIES

         Toadflax Prospect: BR Energy owns 4.25% of the working interest, with a 3.20% net revenue interest in 1 well located in Polk County, Texas which was drilled during the third quarter of 2003 and is being completed as a natural gas well.

         Lopseed Prospect: BR Energy owns 4.25% of the working interest, with a 3.20% net revenue interest in 1 well located in Polk County, Texas which was drilled during the third quarter of 2003 and is being completed as a natural gas well.

         Wolfsbane Prospect: BR Energy owns 17.0% of the working interest, with a 13.30% net revenue interest in 1 well located in Walker County, Texas which began producing in the second quarter of 2003 and is producing 500 MCFPD.

         Agrimony Prospect: BR Energy owns 17.0% of the working interest, with a 13.14% net revenue interest in 1 well located in Polk County, Texas which began producing in the second quarter of 2003 and is producing 300 MCFPD.

         Pepperbush Prospect: BR Energy owns 17.0% of the working interest, with a 12.89% net revenue interest in 1 well located in Polk County, Texas which began producing in the second quarter of 2003 and is producing 770 MCFPD.

         Yarrow Prospect: BR Energy owns 17.0% of the working interest, with a 12.96% net revenue interest in 1 well located in Tyler County, Texas which began producing in the fourth quarter of 2002 and is producing 500 MCFPD.

         West Pebble Island Prospect: BR Energy owns 10% of the working interest, with a 7.3% net revenue interest in 2 wells located in Tyler County, Texas which began producing in early 2003 and are producing 90 BOPD and 170 MCFPD.

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

         Homestake #1: The Homestake #1 oil well is a development well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 with a 50.2% Net Revenue Interest.

         Big Sandy Prospect: As of June 30, 2003 ten (10) gas wells in the Big Sandy Prospect located in eastern Kentucky are currently producing approximately 200 MCFPD of gas. BR Energy owns varying interests in these wells ranging from 25% to 30.25% of the working interest with net revenue interests ranging from 18.75% to 22.69% in each well.

         Boon's Camp Prospect: As of June 30, 2003, fourteen (14) gas wells are producing 550 - 650 MCF per day in eastern Kentucky. In June 2002, BR Energy sold the remaining undeveloped acreage in this prospect to a former executive of BR Energy for a gain of approximately $25,000.

         Contrary Creek Prospect: As of June 30, 2003, eleven (11) gas wells are producing approximately 350 MCFPD of gas. In June 2002, BR Energy sold the remaining undeveloped acreage in this prospect to a former executive of BR Energy for a gain of approximately $25,000.

         McDonald Prospect: Drilling in this prospect located in Logan County, West Virginia began during the fourth quarter of 2000 with 5 gas wells having been drilled and producing approximately 300 MCFPD of gas as of June 30, 2003.

         Mingo And Wyoming Counties, West Virginia: BR Energy owns an 8.0% working interest in five (5) gas development wells in Mingo and Wyoming Counties, West Virginia. These wells are presently producing a total of 200-250 MCF per day.

UNDEVELOPED PROPERTIES

         Texas Onshore Seismic Acquisition: During March of 2002, BR Energy acquired a 35% interest in Channel LLC resulting in a 17.5% working interest in a large ongoing Texas onshore exploration program, consisting of 48,000 miles of seismic data in the Texas Gulf Coast area and the oil and gas properties acquired through the utilization of this data. In May of 2003, BR Energy agreed to transfer to BR Group all of its interest in the seismic information and any future oil and gas properties identified by this information to be acquired and developed. BR Energy retained all of its interest in any oil and gas properties previously acquired and developed under this arrangement. Additionally, BR Energy will be carried at no cost for 25% of any future interests acquired and developed by BR Group through the utilization of this data. When BR Group has recouped 100% of all monies expended for the initial seismic acquisition, as well as the subsequent acquisition and development of oil and gas properties under this arrangement, BR Energy shall have the right, but not the obligation, to reverse its position with BR Group whereby BR Energy would receive 75% of the interest in future oil and gas properties and "carry" BR Group for 25% of the interest.

         The centerpiece of this program will utilize a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas, and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. This data is being reprocessed in order to find additional drilling prospects analogous to nearby known producing fields in the same producing trend. Approximately ninety percent of the seismic mileage has been reprocessed as of June 30, 2003 and over 100 prospects have been identified.

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

         Once a prospect has been identified and additional geologic and geophysical work performed, we and our working interest parties have independent elections to participate as to our respective interests in the wells. These prospects range from 3,000 feet to 13,000 feet in depth and will be the prospects on which we intend to drill both exploratory and development wells. We estimate the cost to drill and complete a well for 100% of the working interest in these prospects will range from $150,000 for the shallower wells to $2,100,000 for the deeper wells. As of June 30, 2003, 9 wells had been drilled under this arrangement resulting in three dry holes, four natural gas producers and two wells are in the completion process.

         Brown Prospect: BR Energy owns a 10% working interest in 930 acres of oil and gas leases located in Jasper and Tyler Counties, Texas. The prospect is a seismically well defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. The first well was drilled in July 2003 and is presently being evaluated for reentry for sidetrack drilling.

         Neches River Prospect: BR Energy owns a 10% working interest in 1,460 acres of oil and gas leases located in Jasper and Tyler Counties, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. The first well was drilled in July 2003 and is presently being completed as a gas well.

         Webb Prospect: BR Energy owns a 10% working interest in 1,020 acres of oil and gas leases located in Jasper County, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. Drilling in this prospect is anticipated to begin during the fourth quarter of 2003.

         N. Champions Prospect: BR Energy owns a 10% working interest in 810 acres of oil and gas leases located in Jasper County, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. Drilling in this prospect is anticipated to begin during the fourth quarter of 2003.

         We also intend to continue reviewing other undrilled acreage in these areas, which are currently controlled by the major oil and gas companies, for potential drilling prospects. We believe this acreage has not yet been drilled because of a shift of funding by the larger companies towards larger international projects. The major oil and gas companies are actively encouraging joint ventures (farm-outs of their leases and/or direct leasing of their mineral ownership) in these areas with other oil and gas companies, including smaller companies such as us. With respect to these prospects, the major oil and gas companies generally allow us to use their proprietary geologic and seismic databases at no cost to us to evaluate the prospect before our risk capital is committed to drilling the well.

INCOME STATEMENT REVIEW:

THREE MONTHS ENDED JUNE 30, 2003 AND 2002:

         BR Energy had a net loss of $(147,000) during the second quarter of 2003 as compared to a net loss of $(362,000) for the same period in 2002, The
(loss) per common share, which takes into account cash dividends paid on preferred stock was $(0.02) per share during the second quarter of 2003 as compared to $(0.05) in the same period of 2002.

OPERATING REVENUES:

         Operating revenues totaled $343,000 during the three months ended June 30, 2003 as compared to the $280,000 recorded during the three months ended June 30, 2002, This decrease was primarily related to the lack of activity in BR Energy's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 2003. This was offset by the sale of oil and gas properties to BR Group of $232,000 and by a 326% increase in oil and gas sales to $111,000 during the second quarter of 2003 as compared to $26,000 during the same period of 2002.

DIRECT OPERATING COSTS:

         Direct operating costs totaled $235,000 during the three months ended June 30, 2003, as compared to the $296,000 experienced during the same period in 2002. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues previously discussed.

OTHER OPERATING EXPENSES:

         Marketing expenses decreased 98% to $1,000 during the first quarter of 2003 from the $66,000 experienced during this period in 2002 due to the lack of activity in sponsoring Limited Partnerships as previously discussed. General and Administrative expenses decreased 14% to $258,000 during the second quarter of 2003 as compared to $299,000 during the same period in 2002, primarily as a result of decreased costs associated with changes in management personnel.

OTHER INCOME:

         Other Income decreased 94% to $4,000 during the second quarter of 2003 as compared to $69,000 during the second quarter of 2002 due to the lack of oil and gas property sales to third parties.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002:

         BR Energy had a net loss of $(455,000) during the first half of 2003 as compared to a net loss of $(495,000) for the same period in 2002, The income
(loss) per common share, which takes into account cash dividends paid on preferred stock was $(0.07) per share during the first half of 2003 and 2002.

OPERATING REVENUES:

         Operating revenues totaled $672,000 during the six months ended June 30, 2003 as compared to the $1,161,000 recorded during the six months ended June 30, 2002, This decrease was primarily related to the lack of activity in BR Energy's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 2003. This was offset by the sale of oil and gas properties to BR Group of $487,000 and by a 157% increase in oil and gas sales to $185,000 during the first half of 2003 as compared to $72,000 during the same period of 2002.

DIRECT OPERATING COSTS:

         Direct operating costs totaled $615,000 during the six months ended June 30, 2003, as compared to the $877,000 experienced during the same period in 2002. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues previously discussed.

OTHER OPERATING EXPENSES:

         Marketing expenses decreased 90% to $26,000 during the first half of 2003 from the $263,000 experienced during this period in 2002 due to the lack of activity in sponsoring Limited Partnerships as previously discussed. General and Administrative expenses decreased 20% to $490,000 during the first half of 2003 as compared to $610,000 during the same period in 2002, primarily as a result of decreased costs associated with changes in management personnel.

OTHER INCOME:

         Other Income decreased 93% to $4,000 during the first half of 2003 as compared to $60,000 during the first half of 2002 due to the lack of oil and gas property sales to third parties.

BALANCE SHEET REVIEW:

ASSETS:

         BR Energy's current assets decrease of 80% to $93,000 at June 30, 2003 as compared to $469,000 at December 31, 2002 was primarily due to the use of cash and advances for operations and the development of oil and gas properties. The decrease in Deferred Seismic Costs resulted from their sale to BR Group.

LIABILITIES:

         BR Energy's current liabilities decreased 23% to $885,000 at June 30, 2003 from $1,148,000 at December 31, 2002 despite the $677,000 increase in Advances from Affiliates primarily due to the sale of seismic data costs previously mentioned and the concurrent disposal of the Seismic Data Costs Payable.

STOCKHOLDERS' EQUITY:

         Total capital invested in BR Energy for Common and Preferred Stock decreased $1,186,000 to $6,377,000 as of June 30, 2003 as compared to $7,563,000 at December 31, 2002 due to the retirement of Series E Preferred Stock previously discussed. The Retained Deficit increased to $5,423,000 at June 30, 2003 due to having a net loss of $455,000 and the payment of $102,000 in Series E Preferred Stock dividends.

CAPITAL RESOURCES AND LIQUIDITY:

         BR Energy's current ratio (current assets / current liabilities) was
0.10 to 1 at June 30, 2003 and 0.41 to 1 at June 30, 2002. Such calculations include the accounts receivable from managed oil and gas drilling partnerships and advances to (from) related parties. The change in the current ratio for 2003 from 2002 was due primarily to the use of funds in the acquisition of seismic data, development of oil and gas properties and continuing operations.

         BR Energy's primary source of cash in 2002 and 2003 has been derived from the sale of oil and gas limited partnerships, the sale of oil and gas properties to an affiliated party, oil and gas production and short term borrowings. Without these sources of cash, BR Energy would not have adequate sources of cash for its operations. While BR Energy expects that its revenue sources will not significantly change in 2003, BR Energy will be increasing its emphasis on drilling and developing oil and gas properties in order to increase its revenue from oil and gas production.

         During the periods ended June 30, 2003 and December 31, 2002, BR Energy has relied upon net inflows of cash generated by its operating activities and equity offerings to fund the purchase of assets and its expansion. Generally speaking, management intends to fund further growth with equity transactions and improved cash flows from operations.

         BR Energy had a net loss of approximately $455,000 during the first half of 2003 and had a working capital deficit of approximately $792,000 at June 30, 2003. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

         Management has taken significant steps to address the financial condition of BR Energy, to increase cash flows and to achieve better operating results; principally by implementing its new business plan, discontinuing its contract drilling service segment and selling the majority of its interest in seismic data. BR Energy has also entered certain agreements, including a sales and service agreement with BR Group to provide the necessary financial support for BR Energy through the first quarter of 2004.

         As of June 30, 2003, BR Energy had sufficient cash to satisfy its operating needs for a period of 90 days or longer. BR Energy plans to continue funding its operating needs by sponsoring 1 to 2 limited partnership oil and gas drilling programs a year.


ITEM 4.  CONTROLS AND PROCEDURES

         As of June 30, 2003 BR Energy's Chief Executive Officer and Chief Financial Officer have evaluated BR Energy's disclosure controls and procedures. Based on that evaluation, BR Energy's management, including the Chief Executive Officer and Chief Financial Officer concluded that BR Energy's disclosure controls and procedures, as of June 30, 2003, were functioning effectively to provide reasonable assurance that BR Energy can meet its disclosure obligations. There have been no significant changes in BR Energy's internal controls over financial reporting or in other factors during the quarter ended June 30, 2003, that could significantly affect internal controls over financial reporting subsequent to this review.

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

         None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (A) BR Energy's annual meeting of stockholders was held on May 21, 2003.

         (B) The directors elected at the meeting were:

                                                                FOR             WITHHELD         ABSTAIN
           Robert D. Burr                                     4,835,043                0         2,681,051
           Patrick A Kelleher                                 4,835,043                0         2,681,051
           Forrest E. Ebbs                                    4,835,043                0         2,681,051
           Gregory B. Shea                                    4,834,043            1,000         2,681,051
           Harry J. Peters                                    4,835,043                0         2,681,051
           Richard M. Hewitt                                  4,835,043                0         2,681,051

ITEM 5.        OTHER INFORMATION

         None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2003.

         Exhibit 31.1      Chief Executive Officer's 302 Certification
         Exhibit 31.2      Chief Financial Officer's 302 Certification
         Exhibit 32.1 Chief Executive Officer's Certification Pursuant to 18 U.S C Section 1350
         Exhibit 32.2 Chief Financial Officer's Certification Pursuant to 18 U.S C Section 1350

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BLUE RIDGE ENERGY, INC.

Date August 14, 2003               By     /s/ Norman G. Haisler
                                     ---------------------------------------
                                          Norman G. Haisler
                                          Sr. Vice President-Finance & CFO