Form 10QSB
period 2003-09-30
BLUE RIDGE ENERGY INC
filed 2003-11-14
CIK 1050957

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 Yes [X] No [_]


         Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

                                 Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,516,094 shares as of November 10, 2003.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         FINANCIAL STATEMENTS OF REGISTRANT

         INDEX                                                                                                             NUMBER
         -----                                                                                                             ------
         Balance Sheets as of September 30, 2003 and December 31, 2002.............................................             3
         Statements of Operations for the three months and nine months ended September 30, 2003 and 2002...........             4
         Statements of Cash Flows for the nine months ended September 30, 2003 and 2002............................             5
         Notes to Financial Statements.............................................................................          6-13

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

         The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS                                                         14-19
ITEM 3.            CONTROLS AND PROCEDURES                                                                                       19

                                                              PART II

                                                         OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS.....................................................................................        20
ITEM 2.            CHANGES IN SECURITIES.................................................................................        20
ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.......................................................................        20
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................        20
ITEM 5.            OTHER INFORMATION.....................................................................................        20
ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K......................................................................        20
SIGNATURES..............................................................................................................         20

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS

                                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                                  2003            2002
                                                                                             --------------   --------------
                                                                                               (UNAUDITED)
                                                              ASSETS
       CURRENT ASSETS:
          Cash............................................................................   $       88,618   $      335,907
          Accounts Receivable:
             Managed Limited Partnerships.................................................            4,865            7,865
             Trade and Other..............................................................           96,449           37,017
          Prepaid Expenses and Other Current Assets.......................................            8,975           87,473
                                                                                             --------------   --------------
               TOTAL CURRENT ASSETS.......................................................          198,907          468,262

       ASSETS ASSOCIATED WITH DISCONTINUED OPERATIONS, NET................................           25,300          200,000
       PROPERTY AND EQUIPMENT, NET........................................................        1,600,664        1,319,123
       DEFERRED SEISMIC DATA COSTS, NET...................................................               --        1,860,865
       OTHER NONCURRENT ASSETS............................................................            7,024              490
                                                                                             --------------   --------------
               TOTAL ASSETS...............................................................   $    1,831,895   $    3,848,740
                                                                                             ==============   ==============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
          Accounts Payable and Accrued Liabilities........................................   $      162,258   $      299,870
          Advances from Related Parties...................................................          208,493           71,137
          Seismic Data Costs Payable......................................................               --          753,093
          Current Portion Long Term Debt..................................................           10,000           24,000
                                                                                             --------------   --------------
             TOTAL CURRENT LIABILITIES....................................................          380,751        1,148,100

       LONG TERM DEBT.....................................................................               --            4,000
                                                                                             --------------   --------------
             TOTAL LIABILITIES............................................................          380,751        1,152,100

       COMMITMENTS AND CONTINGENCIES......................................................               --               --

       STOCKHOLDERS' EQUITY:
          Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 23,300 and 273,300 shares issued and outstanding at September 30, 2003 and
             December 31, 2002, respectively (liquidation preference of $233,000
             at September 30, 2003 and $1,980,000 at December 31, 2002)...................               23              273
          Common Stock, $0.005 par value; 20,000,000 shares authorized; 7,516,094 shares issued and outstanding at September 30, 2003 and December 31, 2002,
             respectively.................................................................           37,581           37,581
          Additional Paid-In Capital......................................................        6,339,658        8,285,056
          Preferred Stock Subscription Receivable.........................................               --         (760,000)
          Accumulated Deficit.............................................................       (4,926,118)      (4,866,270)
                                                                                             --------------   --------------
             TOTAL STOCKHOLDERS' EQUITY...................................................        1,451,144        2,696,640
                                                                                             --------------   --------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................   $    1,831,895   $    3,848,740
                                                                                             ==============   ==============

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                SEPTEMBER 30,
                                                                    --------------------------    -------------------------
                                                                        2003           2002          2003          2002
                                                                    ------------   -----------    -----------   -----------
         OPERATING REVENUES:
         Turnkey Contract Sales.................................... $    460,627   $   401,172    $   460,627   $ 1,490,172
         Oil and Gas Property Sales to Related Parties.............      450,920            --        937,852            --
         Oil and Gas Sales.........................................      137,991        53,439        323,068       125,653
                                                                    ------------   -----------    -----------   -----------
                 Total Operating Revenues..........................    1,049,538       454,611      1,721,547     1,615,825

         OPERATING COSTS AND OTHER EXPENSES:
            Turnkey Contract Costs.................................       47,060       230,228         47,060       900,554
            Cost of Oil and Gas Property Sales to Related Parties..      165,332            --        438,814            --
            Lease Operating Costs..................................          367        18,654         42,966        23,106
            Depreciation, Depletion and Amortization...............       44,162       172,188        258,350       374,376
            Dry Hole and Abandonment Costs.........................           --            --         85,172            --
            Marketing Costs........................................       15,556            --         41,629       309,179
            General and Administrative Costs.......................      273,038       176,139        759,367       739,269
                                                                    ------------   -----------    -----------   -----------
                 Total Operating Costs.............................      545,515       597,209      1,673,358     2,346,484
                                                                    ------------   -----------    -----------   -----------
         OPERATING INCOME (LOSS)...................................      504,023      (142,598)        48,189      (730,659)

         OTHER INCOME (EXPENSE):
            Gain (Loss) on Sale of Oil and Gas Leases..............           --        (6,000)            --        72,839
            Interest Income (Expense)..............................           24       (18,146)           515       (37,174)
                                                                    ------------   -----------    -----------   -----------
                 Total Other Income (Expense)......................           24       (24,146)           515        35,665
                                                                    ------------   -----------    -----------   -----------
         INCOME (LOSS) FROM CONTINUING
            OPERATIONS BEFORE INCOME TAXES.........................      504,047      (166,744)        48,704      (694,994)
            Income Tax Provision...................................           --            --             --        68,650
                                                                    ------------   -----------    -----------   -----------

         INCOME (LOSS) FROM

            CONTINUING OPERATIONS..................................      504,047      (166,744)        48,704      (626,344)
         DISCONTINUED OPERATIONS:
            Loss from  Discontinued Drilling Services                         --       (51,522)            --       (38,710)
            Loss on Disposal of Discontinued Operations............           --      (303,768)            --      (351,768)
                                                                    ------------   -----------    -----------   -----------
          LOSS FROM DISCONTINUED
          OPERATIONS...............................................           --      (355,290)            --      (390,478)
                                                                    ------------   -----------    -----------   -----------

         NET INCOME (LOSS)......................................... $    504,047   $  (522,034)   $    48,704   $(1,016,822)
                                                                    ============   ===========    ===========   ===========

         INCOME (LOSS) FROM CONTINUING
            OPERATIONS PER COMMON SHARE:
            Basic.................................................. $       0.06   $     (0.02)   $     (0.01)  $     (0.09)
                                                                    ============   ===========    ===========   ===========
            Diluted................................................ $       0.06   $     (0.02)   $     (0.01)  $     (0.09)
                                                                    ============   ===========    ===========   ===========

         INCOME (LOSS) FROM DISCONTINUED
         OPERATIONS PER COMMON SHARE:
            Basic.................................................. $       0.00   $     (0.05)   $      0.00   $     (0.05)
                                                                    ============   ===========    ===========   ===========
            Diluted................................................ $       0.00   $     (0.05)   $      0.00   $     (0.05)
                                                                    ============   ===========    ===========   ===========

         NET INCOME (LOSS) PER COMMON SHARE:
            Basic.................................................. $       0.06   $     (0.07)   $     (0.01)  $     (0.14)
                                                                    ============   ===========    ===========   ===========
            Diluted................................................ $       0.06   $     (0.07)   $     (0.01)  $     (0.14)
                                                                    ============   ===========    ===========   ===========

         Weighted Average Common Shares Outstanding................    7,516,094     7,516,094      7,516,094     7,505,949
                                                                    ============   ===========    ===========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                            -----------------------------
                                                                                                2003            2002
                                                                                            ------------    -------------
             CASH FLOWS FROM OPERATING ACTIVITIES:
                Net Income (Loss)........................................................   $     48,704    $  (1,016,822)
                Adjustments to Reconcile Net Income (Loss) to Net Cash Flows used in
                   Operating Activities:
                   Depreciation, Depletion and Amortization..............................        258,350          374,376
                   Deferred Taxes........................................................             --          (68,650)
                   Dry Hole and Abandonment Costs........................................         85,172               --
                   Change in Assets from Discontinued Operations.........................        174,700          702,562
                   Loss from Disposal of Discontinued Operations.........................             --          351,768
                   Change in Operating Assets and Liabilities:
                     Accounts Receivable.................................................        (56,432)         423,654
                     Drilling Advances...................................................             --       (1,469,811)
                     Prepaid Expenses and Other Assets...................................         71,964          190,053
                     Seismic Data Costs Payable..........................................       (753,093)              --
                     Accounts Payable and Accrued Liabilities............................       (137,612)         (58,135)
                                                                                            ------------    -------------
             NET CASH USED IN OPERATING ACTIVITIES.......................................       (308,247)        (571,005)

             CASH FLOWS FROM INVESTING ACTIVITIES:
                Increase in Advances from Affiliate......................................        (75,215)          72,496
                Sale of Oil and Gas Equipment and Properties............................          32,890           88,000
                Purchase of Seismic Data.................................................             --       (1,281,358)
                Purchase of Property and Equipment.......................................        (83,609)              --
                Purchase of Oil and Gas Properties.......................................       (432,156)        (349,353)
                                                                                            ------------    -------------
             NET CASH USED IN INVESTING ACTIVITIES.......................................       (558,090)      (1,470,215)

             CASH FLOWS FROM FINANCING ACTIVITIES:
                Payments of Long Term Debt...............................................        (18,000)      (1,989,917)
                Line of Credit from Affiliate............................................             --        1,500,000
                Preferred Stock Subscription Receivable..................................        760,000               --
                Sale of Preferred Stock, Net.............................................        (14,400)       1,590,000
                Dividends Paid...........................................................       (108,552)          (8,498)
                                                                                            ------------    -------------
             NET CASH FROM  FINANCING ACTIVITIES.........................................        619,048        1,091,585
                                                                                            ------------    -------------
             NET DECREASE IN CASH........................................................       (247,289)        (949,635)
             CASH AT BEGINNING OF PERIOD.................................................        335,907        1,081,096
                                                                                            ------------    -------------
             CASH AT END OF PERIOD.......................................................   $     88,618    $     131,461
                                                                                            ------------    -------------

             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                Cash Paid for Interest...................................................   $         --    $      37,174
                                                                                            ============    =============
                Cash Paid for Income Taxes...............................................   $         --    $          --
                                                                                            ============    =============

             SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
                FINANCING ACTIVITIES:
                Sale of Seismic Data.....................................................   $  2,287,429    $          --
                                                                                            ============    =============
                Increase in Advances from Affiliate......................................   $    212,571    $          --
                                                                                            ============    =============
                Retirement of Preferred Stock............................................   $ (2,000,000)   $          --
                                                                                            ============    =============
                Elimination of Preferred Stock Subscriptions.............................   $   (500,000)   $          --
                                                                                            ============    =============
                Transfer of Seismic Note Payable to
                   Related Party.........................................................   $    474,636    $          --
                                                                                            ============    =============
                Additional Paid-In Capital From Related Party............................   $    568,752    $          --
                                                                                            ============    =============

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL


         Blue Ridge Energy, Inc. (BR Energy), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated, and subsequently changed the name of BR Energy to Blue Ridge Energy, Inc. in May, 1996. BR Energy has offices at 10777 Westheimer Rd., Suite 170, Houston, Texas 77042 and 632 Adams Street, Suite 710, Bowling Green, Kentucky, 42101. BR Energy is engaged in the oil and gas business, primarily in Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil and gas drilling partnerships through which it raises money for the drilling of oil and gas wells and participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. BR Energy also owned two drilling rigs. These rigs were used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. These operations were discontinued and the rigs were sold during 2002. BR Energy also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. These acquisitions are funded by a combination of the profits earned from sponsoring oil and gas drilling programs, the profit earned from contract drilling and from the proceeds of private offerings of preferred stock. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs, and as an independent producer of oil and gas.

         During March of 2002, BR Energy acquired a 35% interest in Channel LLC resulting in a 17.5% working interest in a large ongoing Texas onshore exploration program, consisting of 48,000 miles of seismic data in the Texas Gulf Coast area and the oil and gas properties acquired through the utilization of this data. The centerpiece of this program utilizes a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas, and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. The acquisition of this interest and development of the oil and gas properties acquired through the utilization of this data was to have been funded with the proceeds from the sale of 500,000 shares of Series E Preferred Stock for $5,000,000 out of a private offering for 750,000 shares of Series E Preferred Stock under Regulation D of Section 506 of the Securities Act of 1933. See Note 6.

         In order to facilitate the purchase of this interest, BR Energy's majority shareholder, Blue Ridge Group, Inc. (BR Group), committed to extending BR Energy a $1,500,000 line of credit which had a term of one year, bore interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the exploration program. This $1,500,000 balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000 and BR Group committed to the purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments. Two of these installments were paid by BR Group in December 2002 and March 2003 thereby bringing BR Group's total investment in BR Energy's Series E Preferred Stock to $2,000,000 as of March 31, 2003.

         During the first half of 2003 it became evident that BR Energy had not been able to sell the remaining shares of Series E Preferred Stock and did not have the required capital available to acquire and develop the 100+ oil and gas prospects, identified to date, by the utilization of this data. Therefore, in May, 2003, BR Group agreed to 1) the retirement of the 200,000 shares of Series E Preferred Stock which it had received for the $2,000,000 paid to BR Energy to date, 2) assume the remaining $500,000 in BR Energy debt associated with the acquisition of the seismic information and 3) commit to providing all funds required by this interest in the acquisition and development of oil and gas properties identified by the utilization of this data. BR Energy had originally recorded an asset of $2.3 million, which was being amortized over four years and had a balance of $1.7 million as of May 2003 when this new agreement was reached.

         In return for this agreement, BR Energy agreed to repay $187,000 of the funds received from the sale of the Preferred Stock, cancelled the remaining subscription receivable for 50,000 shares of Preferred Stock and transferred to BR Group all of its interest in the seismic information, which had a book value of $1,719,000 when this new agreement was reached, and any future oil and gas properties identified by this information to be acquired and developed. The net effect of the transaction was BR Energy recorded $568,752 in Additional Paid-In Capital from BR Group. BR Energy retained all of its interest in any oil and gas properties previously acquired and developed under this arrangement. Additionally, BR Energy will be carried at no cost for 25% of any future interests acquired and developed by BR Group through the utilization of this data. When BR Group has recouped 100% of all monies expended for the initial seismic acquisition, as well as the subsequent acquisition and development of oil and gas properties under this arrangement, BR Energy shall have the right, but not the obligation, to reverse its position with BR Group whereby BR Energy would receive 75% of the interest in future oil and gas properties and "carry" BR Group for 25% of the interest.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

         BR Energy had net income of approximately $49,000 during the first nine months of 2003 and had a working capital deficit of approximately $182,000 at September 30, 2003. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

         As previously discussed, management has taken significant steps to address the financial condition of BR Energy, to increase cash flows and to achieve better operating results, principally by implementing its new business plan and discontinuing its contract drilling service segment. BR Energy has also entered into certain agreements, including a sales and service agreement with its majority shareholder, BR Group to provide the necessary financial support for BR Energy through the first quarter of 2004.


DISCONTINUED OPERATIONS


         In conjunction with its implementation of a new business plan, BR Energy made the decision in July 2002 to discontinue the contract drilling service segment of BR Energy's operations and sell its remaining drilling rigs and ancillary drilling equipment. The drilling rigs and equipment were sold in the latter half of 2002 and all related income, expense, property and liability accounts related to these operations have been netted and classified as discontinued operations in the financial statements for all periods presented.


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

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Asset Retirement Obligations

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. BR Energy adopted SFAS 143 on January 1, 2003 and determined that it had no impact on BR Energy. Any material future impact related to the obligation for abandonment costs of a well will be recorded at the time the well is proved.

Consolidation of Variable Interest Entities

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non controlling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one or more of three characteristics associated with a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur and the right to receive the expected residual returns of the entity if they occur.

         FIN 46 was effective immediately for new entities created or acquired after February 1, 2003 and becomes effective at the end of the first interim or annual period after December 15, 2003, or for BR Energy, at the end of fourth quarter 2003, for entities in which BR Energy had a variable interest prior to February 1, 2003. BR Energy is still evaluating the impact that the application of FIN 46 will have on its results of operations, financial position or liquidity.

REVENUE RECOGNITION

         Oil and gas revenue, from working interests BR Energy owns, are recognized at the point of sale. Revenues from Turnkey contract sales and property sales is recognized when the contracts and property sales are completed.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MANAGED LIMITED PARTNERSHIPS

         BR Energy sponsors limited partnerships for which it serves as the Managing General Partner. The purpose of these partnerships is to acquire and develop oil and gas leases. The partnerships enter into turnkey drilling contracts with BR Energy to drill, complete and equip, if warranted, the oil and gas wells of the partnerships. BR Energy receives direct compensation, reimbursement of costs and expenses, and revenues related to turnkey drilling contracts. BR Energy normally participates for 1% of the Limited Partnerships as the Managing General Partner. This does not have a material impact on BR Energy's financial statements.

PROPERTY AND EQUIPMENT

         Property and equipment (other than oil and gas) are stated at cost. Depreciation is recognized on the straight line method, after considering salvage value, over the estimated useful lives of the assets as follows:


                       LIVES IN YEARS
                       Data Processing Equipment.......      5
                       Furniture and Fixtures..........     10

         BR Energy follows the successful efforts method of accounting for oil and gas properties and producing activities. Under the successful efforts method of accounting, costs, which relate directly to the discovery of oil and gas reserves are capitalized. These capitalized costs include;


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

         The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has found proved reserves. Once a determination is made, the capitalized costs are either charged to expense or reclassified as part of the costs of BR Energy's wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, BR Energy is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. See Note 4.

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

                            BLUE RIDGE ENERGY, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

IMPAIRMENT OF LONG-LIVED ASSETS

         BR Energy follows the provisions of Statement of Accounting Standards
(SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF. Consequently, BR Energy reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. BR Energy assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using expected prices. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property.

EARNINGS PER COMMON SHARE

         The Company's basic earnings per common share (Basic EPS) is based on the weighted average number of common shares outstanding during the respective periods. The income available to common shareholders is computed after deducting dividends on the preferred stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the three and nine months ended September 30, 2003 and 2002:


                                                                                          THREE MONTHS ENDED
         BASIC EPS COMPUTATION                                                            SEPTEMBER 30, 2003
         ---------------------                                                            ------------------
         Net Income.....................................................................     $    504,047
         Less: Preferred Stock Dividends................................................           (6,991)
                                                                                             ------------
         Income Available to Common Stockholders........................................     $    497,056
                                                                                             ============



         DATES                                                     SHARES      FRACTION        WEIGHTED
         OUTSTANDING                                             OUTSTANDING   OF PERIOD    AVERAGE SHARES
         -----------                                             -----------   ---------    --------------
         July 1-September 30..............................         7,516,094      100.0%        7,516,094
         Weighted Average Shares..........................                                      7,516,094
                                                                                             ============
         Basic EPS........................................                                   $       0.06
                                                                                             ============

                                                                                           THREE MONTHS ENDED
            BASIC EPS COMPUTATION                                                          SEPTEMBER 30, 2002
            ---------------------                                                          ------------------
            Loss from Continuing Operations..................                                 $   (166,744)
                                                                                              ------------
            Less: Preferred Stock Dividends..................                                          ---
                                                                                              ------------
            Loss from Continuing Operations Available to
              Common Stockholders............................                                     (166,744)
            Loss from Discontinued Operations................                                     (355,290)
                                                                                              ------------
            Loss Available to Common Stockholders............                                 $   (522,034)
                                                                                              ============

                            BLUE RIDGE ENERGY, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

             DATES                                                   SHARES     FRACTION          WEIGHTED
             OUTSTANDING                                          OUTSTANDING   OF PERIOD      AVERAGE SHARES
             -----------                                          -----------   ---------      --------------
            July 1-September 30....................                7,516,094      100.0%          7,516,094
            Weighted Average Shares................                                               7,516,094
                                                                                              =============
            Basic EPS (Loss) from Continuing
              Operations...........................                                           $       (0.02)
            Basic EPS (Loss) from Discontinued
              Operations...........................                                                   (0.05)
                                                                                              -------------
            Basic EPS (Loss).......................                                           $       (0.07)
                                                                                              =============

                                                                                           NINE MONTHS ENDED
         BASIC EPS COMPUTATION                                                            SEPTEMBER 30, 2003
         ---------------------                                                            ------------------
         Net Income.....................................................................     $     48,704
         Less: Preferred Stock Dividends................................................         (108,552)
                                                                                             ------------
         Loss Available to Common Stockholders..........................................     $    (59,848)
                                                                                             ============

         DATES                                                     SHARES      FRACTION        WEIGHTED
         OUTSTANDING                                             OUTSTANDING   OF PERIOD    AVERAGE SHARES
         -----------                                             -----------   ---------    --------------
         January 1-September 30...........................         7,516,094       100.0%        7,516,094
         Weighted Average Shares..........................                                       7,516,094
                                                                                              ============

         Basic EPS (Loss).................................                                    $      (0.01)
                                                                                              ============

                                                                                           NINE MONTHS ENDED
          BASIC EPS COMPUTATION                                                            SEPTEMBER 30, 2002
          ---------------------                                                            ------------------
          Loss from Continuing Operations................................................... $    (626,344)
          Less: Preferred Stock Dividends...................................................        (8,498)
                                                                                             -------------
          Loss from Continuing Operations Available to Common Stockholders..................      (634,842)
          Loss from Discontinued Operations.................................................      (390,478)
                                                                                             -------------
          Loss Available to Common Stockholders............................................. $  (1,025,320)
                                                                                             =============

               DATES                                                SHARES        FRACTION       WEIGHTED
            OUTSTANDING                                           OUTSTANDING     OF PERIOD   AVERAGE SHARES
            -----------                                           -----------     ---------   -------------
            January 1-September 30................................ 7,455,344        100.0%       7,455,344
            Conversion of Preferred Stock..........................   60,750         83.3%          50,605
                                                                                                ----------
            Weighted Average Shares................................ 7,516,094                    7,505,949
                                                                                                ==========
            Basic EPS (Loss) from Continuing Operations............                             $    (0.09)
            Basic EPS (Loss) from Discontinued Operations..........                                  (0.05)
                                                                                                ----------
            Basic EPS (Loss).......................................                             $    (0.14)
                                                                                                ==========

         There also exists various warrants for the purchase of common stock. As of September 30, 2003, there are warrants outstanding, convertible into 3,177,719 shares of common stock that are exercisable at prices ranging from $0.40 to $6.00 per share.

         As BR Energy recorded a loss, after payment of preferred stock dividends, in 2003 and 2002, common share equivalents outstanding would be anti-dilutive, and as such, no pro-forma earnings per share, assuming the preferred stock was converted to common stock, information is required .


INCOME TAXES

         Income taxes in the nine months ended September 30, 2003 and 2002 have been provided for at an estimated effective tax rate of 0% and 7%, respectively.

         Income taxes are provided for under the liability method in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES, which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether BR Energy will generate sufficient future taxable income to utilize the net deferred tax assets comprised primarily of net operating loss carryforwards, therefore for financial reporting purposes, a valuation allowance of $756,000 and $774,000 as of September 30, 2003 and December 31, 2002, respectively, has been recognized to offset the net deferred tax assets. The provision for income taxes for the nine months ended September 30, 2003 includes a current federal and state tax expense, offset entirely by a deferred tax benefit. * The provision differs from the amount that would be obtained by applying the estimated annual federal tax rate to pretax income primarily because of the valuation allowance provided for the deferred tax asset in prior years has been reduced.
                                       10

                            BLUE RIDGE ENERGY, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and cash on deposit. The Company defines cash equivalents as short-term and highly liquid investments that are both readily convertible to known amounts of cash and have an original maturity of less than 90 days.

CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS
IN EXCESS OF INSURED LIMITS

          The company maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At September 30, 2003, the company's had no cash balances that were uninsured.

2.       AFFILIATED OIL AND GAS PARTNERSHIPS

         The Company provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $461,000 and $1,490,000 during the nine months ended September 30, 2003 and 2002, respectively.

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

3.       RELATED PARTY TRANSACTIONS

STOCK TRANSACTIONS

         As of September 30, 2003, there are 7,516,094 shares of common stock issued and outstanding. A total of 4,141,233 shares are held by BR Group and the remaining 3,374,861 shares are held by approximately 600 shareholders.

ADVANCES TO/FROM RELATED PARTIES

         BR Group provided various management, administrative, accounting and geological services for BR Energy at a rate of $20,750 per month through March 31, 2003, at which point the monthly rate was adjusted to $10,000 per month. The fee amount has been determined on a proportional basis based upon employees' time spent because specific identification of expenses is not practical. BR Energy believes that this cost allocation method of expenses is reasonable and that this management fee represents the fair market value of the services rendered. BR Energy also reimburses BR Group for direct costs paid on its behalf and the costs of various drilling services. Additionally, as a matter of ongoing business, BR Group will advance funds to BR Energy against work in progress with no interest being charged on the balance. As of September 30, 2003 and December 31, 2002, net advances from BR Group were approximately $208,000 and $71,000.

         Additionally, in March, 2002, BR Group committed to extending BR Energy a $1,500,000 line of credit to facilitate the purchase of an interest in 48,000 miles of seismic data in the Texas Gulf Coast area. This line of credit had a term of one year, bore interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the seismic data and any oil and gas properties acquired through the implementation of this data. This $1,500,000 balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000, as discussed previously in Note 1.

         During the first quarter of 2003, BR Energy entered into a sales and service agreement with BR Group whereby BR Energy will assemble oil and gas prospects, if requested by BR Group, and conduct the drilling, completion and production operations of the oil and gas wells on said prospects. For these services BR Energy will receive a prospect fee on the acreage acquired ($250 per acre), a 10% Carried Working Interest in the acreage acquired, a 7.5% management fee on all monies expended in drilling and completing the wells and various overhead fees. The first three prospects under this arrangement were sold to BR Group during 2003 for $938,000 less expenses of $429,000 for a net prospect fee of $509,000, which was included in advances to/from BR Group at September 30, 2003.

         BR Energy's President, Patrick A. Kelleher will receive a 2% Carried Working Interest on all new oil and gas prospects developed by him for BR Energy and he will receive a 0.5% Carried Working Interest on all oil and gas prospects developed from the seismic acquisition previously mentioned.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

4.       PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, consisted of the following at September 30, 2003 and December 31, 2002:

                                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                                           2003            2002
                                                                                                      --------------   ------------
                                                                                                               (UNAUDITED)
Oil and Gas Properties...........................................................................     $    2,170,085   $  1,855,992
Seismic License and Data.........................................................................                 --      2,287,429
Furniture and Fixtures...........................................................................            106,219         24,782
                                                                                                      --------------   ------------
                                                                                                           2,276,304      4,168,203
Less Accumulated Depreciation, Depletion and Amortization........................................           (675,640)      (988,215)
                                                                                                      --------------   ------------
                                                                                                      $    1,600,664   $  3,179,988
                                                                                                      ==============   ============

         Depletion, Depreciation and Amortization expense was $258,350 and $374,376 for the nine months ended September 30, 2003 and 2002, respectively.

5.       COMMITMENTS AND CONTINGENCIES

COMMITMENTS


         Neither BR Energy or any of its properties are subject to any material pending legal proceedings. From time to time, BR Energy may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of BR Energy.


CONTINGENCIES

         BR Energy's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions, which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, the Company maintains general liability insurance coverage of approximately $10 million per occurrence and in the aggregate. The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

6.       STOCKHOLDERS' EQUITY

         The Company is authorized to issue two classes of stock that are designated, respectively, common and preferred stock. As of September 30, 2003, the Company was authorized to issue 25,000,000 shares of stock, 20,000,000 shares being designated as common stock and 5,000,000 shares designated as preferred stock.

SERIES E PREFERRED STOCK

         In June, 2002, BR Energy authorized the issuance and sale of 750,000 shares of Series E Preferred Stock (Series E Stock) which has a par value of $0.001 per share at $10.00 per share. The Series E Stock bears a 12% per annum dividend payable quarterly and a participating dividend equal to 3% of the net profits from the oil and gas properties acquired with the proceeds of the offering, also payable quarterly. Each share of the Series E Stock shall be converted automatically into five (5) shares of common stock five years after the closing of the offering or at such time as BR Energy's registered common stock has traded at $12.50 per share average for a 30 day period, but in any event no earlier than three years after the final closing of the offering which was December 31, 2002.

         In the event of any liquidation, dissolution or winding up of BR Energy, either voluntary or involuntary, the existing holders of Series E Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of BR Energy to the holders of common stock, the amount of $10.00 per share plus all unpaid dividends on each share of Series E Stock then held by the shareholder.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

         In May, 2003, BR Group agreed to the cancellation of the subscription receivable and retirement of the 50,000 and 200,000 shares, respectively, of Series E Preferred Stock which it had received for the $2,000,000 paid to BR Energy to date as discussed in Note 1. As of September 30, 2003, 23,300 shares of Series E Stock were issued and outstanding.

COMMON STOCK WARRANTS

         As of September 30, 2003, BR Energy had warrants and options outstanding to purchase 3,177,719 shares of Common Stock at prices ranging from $0.40 to $6.00 per share. There were no warrants issued or exercised during the first nine months of 2003. See the Company's December 31, 2002 Form 10-KSB for additional details.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

GENERAL:


         Blue Ridge Energy, Inc. ("BR Energy"), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated, and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. BR Energy has offices at 10777 Westheimer Rd., Suite 170, Houston, TX 77042 and 632 Adams Street, Suite 710, Bowling Green, KY 42101.

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


         During March of 2002, BR Energy acquired a 35% interest in Channel LLC resulting in a 17.5% working interest in a large ongoing Texas onshore exploration program, consisting of 48,000 miles of seismic data in the Texas Gulf Coast area and the oil and gas properties acquired through the utilization of this data. The centerpiece of this program utilizes a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas, and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. The acquisition of this interest and development of the oil and gas properties acquired through the utilization of this data was to have been funded with the proceeds from the sale of 500,000 shares of Series E Preferred Stock for $5,000,000 out of a private offering for 750,000 shares of Series E Preferred Stock under Regulation D of Section 506 of the Securities Act of 1933.

         In order to facilitate the purchase of this interest, BR Energy's majority shareholder, Blue Ridge Group, Inc. (BR Group), committed to extending BR Energy a $1,500,000 line of credit which had a term of one year, bore interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the exploration program. This $1,500,000 balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000 and BR Group committed to the purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments. Two of these installments were paid by BR Group in December 2002 and March 2003 thereby bringing BR Group's total investment in BR Energy's Series E Preferred Stock to $2,000,000 as of March 31, 2003.

         During the first half of 2003 it became evident that BR Energy had not been able to sell the remaining shares of Series E Preferred Stock and did not have the required capital available to acquire and develop the 100+ oil and gas prospects, identified to date, by the utilization of this data. Therefore, in May, 2003, BR Group agreed to 1) the retirement of the 200,000 shares of Series E Preferred Stock which it had received for the $2,000,000 paid to BR Energy to date, 2) assume the remaining $500,000 in BR Energy debt associated with the acquisition of the seismic information and 3) commit to providing all funds required by this interest in the acquisition and development of oil and gas properties identified by the utilization of this data. BR Energy had originally recorded an asset of $2.3 million, which was being amortized over four years and had a balance of $1.7 million as of May 2003 when this new agreement was reached.

         In return for this agreement, BR Energy agreed to repay $187,000 of the funds received from the sale of the Preferred Stock, cancelled the remaining subscription receivable for 50,000 shares of Preferred Stock and transferred to BR Group all of its interest in the seismic information, which had a book value of $1,719,000 when this new agreement was reached, and any future oil and gas properties identified by this information to be acquired and developed. The net effect of the transaction was BR Energy recorded $568,752 in Additional Paid-In Capital from BR Group. BR Energy retained all of its interest in any oil and gas properties previously acquired and developed under this arrangement. Additionally, BR Energy will be carried at no cost for 25% of any future interests acquired and developed by BR Group through the utilization of this data. When BR Group has recouped 100% of all monies expended for the initial seismic acquisition, as well as the subsequent acquisition and development of oil and gas properties under this arrangement, BR Energy shall have the right, but not the obligation, to reverse its position with BR Group whereby BR Energy would receive 75% of the interest in future oil and gas properties and "carry" BR Group for 25% of the interest.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

         During the first quarter of 2003, BR Energy entered into a sales and service agreement with BR Group whereby BR Energy will assemble oil and gas prospects, if requested by BR Group, and conduct the drilling, completion and production operations of the oil and gas wells on said prospects. For these services BR Energy will receive a prospect fee on the acreage acquired ($250 per acre), a 10% Carried Working Interest in the acreage acquired, a 7.5% management fee on all monies expended in drilling and completing the wells and various overhead fees. The first three prospects under this arrangement were sold to BR Group during 2003 for $938,000 less expenses of $429,000 for a net prospect fee of $509,000, which was included in advances to/from BR Group at September 30, 2003.

         At September 30, 2003, BR Energy had total assets of $1.8 million, total liabilities of $381,000 and shareholders' equity of $1.5 million. BR Energy had net income of $49,000 during the first nine months of 2003 as compared to a net loss of $1.0 million for the same period in 2002. The net loss per common share, which takes into account cash dividends paid on preferred stock decreased to $(0.01) per share during the first nine months of 2003 as compared to $(0.14) during the same period in 2002. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

         As of September 30, 2003, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 101 wells, of which seventy-six (76) are presently productive and located in Kentucky, Texas, West Virginia and New Mexico.

         The following tables summarize by geographic area BR Energy's developed and undeveloped acreage, oil and gas reserves and gross and net interests in producing oil and gas wells as of September 30, 2003. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.


     DEVELOPED AND UNDEVELOPED ACREAGE

                                                              DEVELOPED ACREAGE                UNDEVELOPED ACREAGE
                                                         ---------------------------      ----------------------------
     GEOGRAPHIC AREA                                     GROSS ACRES       NET ACRES      GROSS ACRES        NET ACRES
     ---------------                                     -----------       ---------      -----------         ---------
     New Mexico...................................           80.00            53.60             0.00             0.00
     Texas........................................        1,743.78           181.03         4,460.00           457.00
     Kentucky.....................................          780.00            99.40             0.00             0.00
     West Virginia................................          135.00             8.24             0.00             0.00
                                                          --------           ------         --------           ------
     Totals.......................................        2,738.78           342.27         4,460.00           457.00
                                                          ========           ======         ========           ======


     PRODUCTIVE WELLS
                                                                                                      12/31/02
                                                                                                      --------
                                                   GROSS WELLS               NET WELLS                RESERVES
                                            ------------------------  ---------------------    --------------------
     GEOGRAPHIC AREA                            OIL          GAS          OIL         GAS         OIL         GAS
     ---------------                        -----------   ----------  ----------   ---------   ---------   ---------
                                              (BBLS)        (MCF)        (BBLS)      (MCF)       (BBLS)       (MCF)

     New Mexico..........................       1.00        0.00         0.67        0.00        4,960          7,000
     Texas...............................       2.00        6.00         0.84        0.83       44,556        102,000
     Kentucky............................       0.00       55.00         0.00        7.53            0         82,967
     West Virginia.......................       0.00       12.00         0.00        1.99            0         47,032
                                                ----       -----         ----        ----       ------       --------
         Totals..........................       3.00       73.00         1.51       10.35       49,516        238,999
                                                ====       =====         ====       =====       ======       ========

KEY PROPERTIES

         The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use.


         The following are the primary properties held by BR Energy as of September 30, 2003:


DEVELOPED PROPERTIES

         Toadflax Prospect: BR Energy owns 4.25% of the working interest, with a 3.20% net revenue interest in 1 well located in Polk County, Texas which was drilled during the third quarter of 2003 and is being completed as a natural gas well.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

         Lopseed Prospect: BR Energy owns 4.25% of the working interest, with a 3.20% net revenue interest in 1 well located in Polk County, Texas which was drilled during the third quarter of 2003 and is being completed as a natural gas well.

         Wolfsbane Prospect: BR Energy owns 17.0% of the working interest, with a 13.08% net revenue interest in 1 well located in Walker County, Texas which began producing in the second quarter of 2003 and is producing 500 MCFPD.

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

         West Pebble Island Prospect: BR Energy owns 7.7% of the working interest, with a 5.59% net revenue interest in the Arco Fee #1-R located in Tyler County, Texas which began producing in early 2003 and is producing 150 BOPD. BR Energy also owns 10% of the working interest, with a 7.83% net revenue interest in the Little Arco #1 located in Tyler County, Texas which began producing in early 2003 and is presently being reworked.

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

         Big Sandy Prospect: As of September 30, 2003 ten (10) gas wells in the Big Sandy Prospect located in eastern Kentucky are currently producing approximately 200 MCFPD of gas. BR Energy owns varying interests in these wells ranging from 25% to 30.25% of the working interest with net revenue interests ranging from 18.75% to 22.69% in each well.

         Boon's Camp Prospect: As of September 30, 2003, fourteen (14) gas wells are producing 550 - 650 MCF per day in eastern Kentucky. In June 2002, BR Energy sold the remaining undeveloped acreage in this prospect to a former executive of BR Energy for a gain of approximately $25,000.

         Contrary Creek Prospect: As of September 30, 2003, eleven (11) gas wells are producing approximately 350 MCFPD of gas. In June 2002, BR Energy sold the remaining undeveloped acreage in this prospect to a former executive of BR Energy for a gain of approximately $25,000.

         McDonald Prospect: Drilling in this prospect located in Logan County, West Virginia began during the fourth quarter of 2000 with 5 gas wells having been drilled and producing approximately 300 MCFPD of gas as of September 30, 2003.

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

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

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


         The centerpiece of this program will utilize a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas, and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. This data has been reprocessed in order to find additional drilling prospects analogous to nearby known producing fields in the same producing trend and over 100 prospects have been identified.

         The validity of using advanced technology to reprocess data and find additional drilling prospects analogous to nearby known producing fields in the same producing trend is well accepted by the oil and gas industry. It is management's understanding that the major oil and gas company that generated this seismic data did not perform this type of reprocessing. Instead, its objective in the area was to explore for deeper and bigger reserves, and it processed the seismic data in a way that masked potential shallower natural gas prospects.

         Once a prospect has been identified and additional geologic and geophysical work performed we, and our working interest parties, independently decide to participate in the wells. These prospects range from 3,000 feet to 13,000 feet in depth and will be the prospects on which we intend to drill both exploratory and development wells. We estimate the cost to drill and complete a well for 100% of the working interest in these prospects will range from $150,000 for the shallower wells to $2,100,000 for the deeper wells. As of September 30, 2003, 12 wells had been drilled under this arrangement resulting in six dry holes, four natural gas producers and two wells in the completion process.

         Brown Prospect: BR Energy owns a 10% working interest in 930 acres of oil and gas leases located in Jasper and Tyler Counties, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. The first well was drilled in July 2003, was determined to be non productive and has been temporarily abandoned pending further evaluation.

         Neches River Prospect: BR Energy owns a 10% working interest in 1,460 acres of oil and gas leases located in Jasper and Tyler Counties, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. The first well was drilled in July 2003 and, due to a completion failure, will be plugged and abandoned

         Webb Prospect: BR Energy owns a 10% working interest in 1,020 acres of oil and gas leases located in Jasper County, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. Drilling on this prospect is anticipated to begin during 2004.

         N. Champions Prospect: BR Energy owns a 10% working interest in 810 acres of oil and gas leases located in Jasper County, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. Drilling on this prospect is anticipated to begin during 2004.

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

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002:

         BR Energy had net income of $504,000 during the third quarter of 2003 as compared to a net loss of $(522,000) for the same period in 2002, The income
(loss) per common share, which takes into account cash dividends paid on preferred stock was $0.06 per share during the third quarter of 2003 as compared to $(0.07) in the same period of 2002.

OPERATING REVENUES:

         Operating revenues totaled $1,050,000 during the three months ended September 30, 2003 as compared to the $455,000 recorded during the three months ended September 30, 2002, This increase was primarily related to the sale of oil and gas properties to BR Group of $451,000, the sales from turnkey contracts of $461,000 and a 158% increase in oil and gas sales to $138,000 during the third quarter of 2003 as compared to $53,000 during the same period of 2002.

DIRECT OPERATING COSTS:

         Direct operating costs totaled $213,000 during the three months ended September 30, 2003, as compared to the $249,000 experienced during the same period in 2002. Costs associated with turnkey contract sales decreased 80% to $47,000 during 2003 as compared to $230,000 for the same period in 2002 due to the fact that BR Energy was carried for the majority of what it sold in 2003, therefore having no cost basis which reduced the costs associated with these sales. This decrease was primarily offset by costs associated with the sale of properties to BR Group as previously discussed.

OTHER OPERATING EXPENSES:

         Marketing expenses increased to $16,000 during the third quarter of 2003 from the $0 experienced during this period in 2002 due to the sponsorship of a Limited Partnership during 2003. General and Administrative expenses increased 55% to $273,000 during the third quarter of 2003 as compared to $176,000 during the same period in 2002, primarily as a result of increased costs associated with changes in management personnel.

OTHER INCOME:

         Other income increased to an income of $24 during the third quarter of 2003, as compared to an expense of $24,000 during the third quarter of 2002 primarily due to the fact there was no interest expense in 2003 associated with the debt on the drilling rig that was sold in the fourth quarter of 2002.

DISCONTINUED OPERATIONS:

         The loss from Discontinued Drilling Services and from Disposal of Discontinued Operations in 2002 was primarily related to the discontinuation of BR Energy's contract drilling operations. No such losses were incurred during the third quarter of 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002:

         BR Energy had net income of $49,000 during the first nine months of 2003 as compared to a net loss of $(1,017,000) for the same period in 2002. The loss per common share, which takes into account cash dividends paid on preferred stock, was $(0.01) per share during the first nine months of 2003 as compared to $(0.14) in the same period of 2002.


OPERATING REVENUES:

         Operating revenues totaled $1.7 million during the nine months ended September 30, 2003 as compared to the $1.6 million recorded during the nine months ended September 30, 2002. Turnkey Contract Sales decreased to $461,000 in the first nine months of 2003 as compared to $1,490,000 for the same period in 2002 due to decreased activity in BR Energy's sponsorship of Limited Partnerships for the drilling and development of oil and gas properties during 2003. This was offset by the sale of oil and gas properties to BR Group of $938,000 and by a 157% increase in oil and gas sales to $323,000 during the first nine months of 2003 as compared to $126,000 during the same period of 2002.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

DIRECT OPERATING COSTS:

         Direct operating costs totaled $529,000 during the nine months ended September 30, 2003, as compared to the $924,000 experienced during the same period in 2002. The changes in direct operating costs are directly and proportionally related to the changes in operating revenues previously discussed with the exception of the decrease in Turnkey costs which were previously explained.

OTHER OPERATING EXPENSES:

         Marketing expenses decreased 87% to $42,000 during the first nine months of 2003 from the $309,000 experienced during this period in 2002 due to the decreased activity in sponsoring Limited Partnerships as previously discussed. General and Administrative expenses increased slightly to $759,000 during the first nine months of 2003 as compared to $739,000 during the same period in 2002, primarily as a result of increased costs associated with changes in management personnel.

OTHER INCOME:

         Other income decreased to $515 during the first nine months of 2003 as compared to $36,000 during the first nine months of 2002 primarily due to the gain of $73,000 related to the sale of oil and gas leases that were sold during 2002. This sale was partially offset by $37,000 of interest expense recorded in 2002 relating to the drilling rig that was sold during the fourth quarter of 2002.

DISCONTINUED OPERATIONS:

         The loss from Discontinued Drilling Services and from Disposal of Discontinued Operations in 2002 was primarily related to the discontinuation of BR Energy's contract drilling operations. No such losses were incurred during the first nine months of 2003

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION:

         BR Energy's current ratio (current assets / current liabilities) was
0.52 to 1 at September 30, 2003 and 0.41 to 1 at December 31, 2002. Such calculations include the accounts receivable from managed oil and gas drilling partnerships and advances to (from) related parties. The change in the current ratio for 2003 from 2002 was due primarily to the use of funds in the acquisition of seismic data and development of oil and gas properties being offset by improved operating results.

         BR Energy's primary source of cash in 2002 and 2003 has been derived from the sale of oil and gas limited partnerships, the sale of oil and gas properties to BR Group, oil and gas production and short term borrowings. Without these sources of cash, BR Energy would not have adequate sources of cash for its operations. While BR Energy expects that its revenue sources will not significantly change in 2003, BR Energy will be increasing its emphasis on drilling and developing oil and gas properties in order to increase its revenue from oil and gas production.

         During the periods ended December 31, 2002 and September 30, 2003, BR Energy has relied upon net inflows of cash generated by its operating activities and equity offerings to fund the purchase of assets and its expansion. Generally speaking, management intends to fund further growth with equity transactions and improved cash flows from operations.

         Furthermore, BR Energy's operating cash flows improved by approximately $1.5 million due the discontinuation of its drilling service operations during the third and fourth quarter of 2002.

         BR Energy had net income of approximately $49,000 during the first nine months of 2003 and had a working capital deficit of approximately $182,000 at September 30, 2003. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

         Management has taken significant steps to address the financial condition of BR Energy, to increase cash flows and to achieve better operating results; principally by implementing its new business plan, discontinuing its contract drilling service segment and selling the majority of its interest in the seismic data previously discussed. BR Energy has also entered certain agreements, including a sales and service agreement with BR Group to provide the necessary financial support for BR Energy through the first quarter of 2004.

         As of September 30, 2003, BR Energy had sufficient cash to satisfy its operating needs for a period of 90 days or longer. BR Energy plans to continue funding its operating needs by sponsoring 1 to 2 limited partnership oil and gas drilling programs a year.

ITEM 3.  CONTROLS AND PROCEDURES

         BR Energy's Chief Executive Officer and Chief Financial Officer evaluated BR Energy's disclosure controls and procedures within the 90-day period prior to the date of this report pursuant to Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Their evaluation concluded that BR Energy's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10QSB for the quarter ended September 30, 2003.

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

         None

ITEM 5.        OTHER INFORMATION

         None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K was filed on October 2, 2003.
         Form 8-K filed on October 2, 2003 was amended on October 15, 2003.

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

                                        BLUE RIDGE ENERGY, INC.


Date November 14, 2003                  By     /s/ Norman G. Haisler
                                           ------------------------------------
                                               Norman G. Haisler
                                               Sr. Vice President-Finance & CFO