Form 10KSB
period 2003-12-31
BLUE RIDGE ENERGY INC
filed 2004-03-30
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

                         COMMISSION FILE NUMBER 0-277443

                               -------------------

                             BLUE RIDGE ENERGY, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN THE CHARTER)

                      NEVADA                            61-1306702
         (State or other jurisdiction of     (IRS Employer Identification No.)
          incorporation or organization)

            10777 WESTHEIMER, STE 170,
                   HOUSTON, TX                            77042
     (Address of principle executive offices)           (Zip Code)

                                 (832) 358-3900
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                                     Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       State issuer's revenues for its most recent fiscal year. $1,835,300

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,181,201 as of March 1, 2004 based upon the closing price of the common stock on the OTC "Bulletin Board" on March 1, 2004 of $0.35 per share. As of March 1, 2004 the registrant had 7,516,094 shares of Common Stock, par value $0.005 per share, and 23,300 shares of Series E Preferred Stock, par value $0.001 per share, subscribed or outstanding.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         7,516,094 Shares of Common Stock Outstanding at March 26, 2004 23,300 Shares of Preferred Stock Outstanding at March 26, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of BR Energy's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                    PART I

1.  Description of Business..........................................................................     1
2.  Description of Properties........................................................................     5
3.  Legal Proceedings................................................................................     9
4.  Submission of Matters to a Vote of Security Holders..............................................     9

                                                   PART II

5.  Market for Common Equity and Related Stockholder Matters.........................................     9
6.  Management's Discussion and Financial Analysis of Financial Condition............................    10
7.  Financial Statements.............................................................................    16
8.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure..............    16
8A. Controls and Procedures..........................................................................    16

                                                   PART III

9.  Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(a) of
     the Exchange Act................................................................................    17
10. Executive Compensation...........................................................................    17
11. Securities Ownership of Certain Beneficial Owners and Management.................................    17
12. Certain Relationships and Related Transactions...................................................    17
13. Exhibits and Reports on Form 8-K.................................................................    17
14. Principal Accountant Fees and Services...........................................................    17

                                                   PART IV

Signatures...........................................................................................    18

                                             FINANCIAL STATEMENTS

Independent Auditors' Reports........................................................................   F-1
Balance Sheets.......................................................................................   F-3
Statements of Operations.............................................................................   F-4
Statements of Changes in Stockholders' Equity........................................................   F-5
Statements of Cash Flows.............................................................................   F-6
Notes to Financial Statement.........................................................................   F-7
Supplemental Information on Oil and Gas Exploration and Production Activities (Unaudited)............   F-22

                                     PART I

1.       BUSINESS

GENERAL DESCRIPTION

      Blue Ridge Energy, Inc. ("BR Energy"), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated ("Gem Source"), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. BR Energy has offices at 10777 Westheimer, Suite 170, Houston, TX 77042 and 632 Adams Street, Suite 710, Bowling Green, KY 42101.

      All of our periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-KSB as filed with the SEC. For copies of this, or any other filings, please contact: Norman Haisler at Blue Ridge Energy, Inc. 10777 Westheimer, Suite 170 Houston, Texas 77042 or call (832) 358-3900.

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

      With a new technical management team, additional directors and establishing an office in Houston, we have begun a new business plan that focuses on shifting our oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs and as an independent producer of oil and natural gas.

      During March 2002, BR Energy acquired a 35% interest in Channel LLC resulting in a 17.5% working interest in a large ongoing Texas onshore exploration program, consisting of 48,000 miles of seismic data in the Texas Gulf Coast area and the oil and gas properties acquired through the utilization of this data. The centerpiece of this program utilizes a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. The acquisition of this interest and development of the oil and gas properties acquired through the utilization of this data was to have been funded with the proceeds from the sale of 500,000 shares of Series E Preferred Stock for $5,000,000 out of a 2002 private offering for 750,000 shares of Series E Preferred Stock under Regulation D of Section 506 of the Securities Act of 1933.

      In order to facilitate the purchase of this interest, BR Energy's majority shareholder, Blue Ridge Group, Inc. (BR Group), committed to extending BR Energy a $1,500,000 line of credit with a term of one year, bearing interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the exploration program. This $1,500,000 balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000. At this time BR Group also committed to purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments. Two of these installments were paid by BR Group in December 2002 and March 2003, thereby bringing BR Group's total investment in BR Energy's Series E Preferred Stock to $2,000,000 as of March 31, 2003.

      As a result of BR Energy not selling the remaining shares of Series E Preferred Stock by the closing of the offering on December 31, 2002 to achieve the $5,000,000 needed, and not having the required capital available to acquire and develop the 100+ oil and gas prospects, identified to date, BR Energy entered into a purchase and sale agreement with BR Group in May 2003. BR Group agreed to 1) retire its 200,000 shares of Series E Preferred Stock which it had received for the $2,000,000 paid to BR Energy to date, 2) cancel its subscription agreement for the remaining 50,000 shares of Series E Preferred Stock, 3) assume the remaining $474,636 in BR Energy debt associated with the acquisition of the seismic information and 4) commit to provide all funds required by this interest in the acquisition and development of oil and gas properties identified. BR Energy had originally recorded an asset of $2.3 million, which was being amortized over four years and had a balance of $1.7 million as of May 2003 when this agreement with BR Group was reached.

         In return for this agreement, BR Energy agreed to repay $187,000 of the funds received from the sale of the Series E Preferred Stock, cancelled the remaining subscription receivable for 50,000 shares of Series E Preferred Stock and transferred to BR Group all of its interest in the seismic information, which had a book value of $1,719,000 when this new agreement was reached with BR Group, and any future oil and gas properties identified by this information to be acquired and developed. The net effect of the transaction was BR Energy recorded $568,752 as an increase to Additional Paid-In Capital from BR Group. BR Energy retained all of its interest in any oil and gas properties previously acquired and developed under this arrangement. Additionally, BR Energy will be carried at no cost for 25% of any future interests acquired and developed by BR Group through the utilization of this data. When BR Group has recouped 100% of all monies expended for the initial seismic acquisition, as well as the subsequent acquisition and development of oil and gas properties under this arrangement, BR Energy shall have the right, but not the obligation, to reverse its position with BR Group, whereby BR Energy would receive 75% of the interest in future oil and gas properties and "carry" BR Group for 25% of the interest.

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

MARKETS

      The price obtainable for oil and gas production from BR Energy properties is affected by market factors beyond the control of BR Energy. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net revenues from BR Energy properties. Changes in oil and gas prices can impact BR Energy's determination of proved reserves and BR Energy's calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves. In addition, demand for oil and gas in the United States and worldwide may affect BR Energy's level of production. From time to time, a surplus of gas or oil supplies may exist, the effect of which may be to reduce the amount of hydrocarbons that BR Energy may produce and sell, while such an oversupply exists. In recent years, initial steps have been taken to provide additional gas pipelines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

REGULATIONS

      Environmental Regulation

      The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment by the oil and gas industry. These laws and regulations may require the acquisition of permits by oil and gas operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from operations, particularly operations near or in onshore and offshore waters or on submerged lands. These laws and regulations may also increase the costs of routine drilling and operation of wells. Because these laws and regulations change frequently and are becoming increasingly more stringent, the costs to BR Energy of compliance with existing and future environmental regulations and the overall impact on BR Energy's operations or financial condition cannot be predicted.

      BR Energy generates wastes that may be subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The United States Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by BR Energy's operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

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

OPERATING HAZARDS AND INSURANCE

      General

      The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, for which the occurrence of any could result in substantial losses to BR Energy due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, we maintain insurance against some, but not all, of the risks described above. However, there can be no assurance that any insurance obtained by us will be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event, not fully insured or indemnified against, could materially and adversely affect our financial condition and operations.

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

EMPLOYEES

      BR Energy has three full time employees. BR Group, however, has a staff of geologists, petroleum engineers, drilling and accounting personnel who administer the operations of BR Group and BR Energy. As of December 31, 2003, BR Group had 24 employees, of which approximately 14 are geological and administrative personnel. The remainder are employed in oil and gas drilling and service activities. BR Energy pays a $10,000 per month management fee to BR Group for administrative and overhead expenses. This management fee is intended to cover only the expenses attributable to the 14 geological and administrative personnel, which are applicable to BR Energy's operations.

      During 2003, management of BR Group conducted an analysis of the time spent by each of the 14 employees that performed services for BR Energy. Based on these time estimates, the employees' annual compensation was allocated to the applicable entity (Group or Energy) receiving the services. Although the actual services rendered on a month-to-month basis may vary, depending on many factors, management of BR Energy is of the opinion that the method used is reasonable and BR Energy receives fair value for these services. Annually, management reviews the salary structure of applicable employees and proportional allocations to determine the reasonableness of the amounts and that fair value is received for services rendered. Based upon this review, the management fee was reduced in April 2003 to $10,000 from $20,750. Based on the annual review, the management fee will remain unchanged at $10,000 per month for fiscal 2004.

      Annually, the Board of Directors determines if any of the executive officers of BR Energy are eligible for a performance bonus. No performance bonuses were paid during 2003 and 2002.

2.    PROPERTIES

       As of December 31, 2003, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 103 wells, of which 24 are presently productive and located in Kentucky, Texas, West Virginia and New Mexico. In addition to the 24 wells, there are 41 wells in four partnerships operated by Eagle Energy, Inc., an unaffiliated entity. See further discussion below in the "Developed Properties" section.

      The following tables summarize by geographic area BR Energy's developed and undeveloped acreage and gross and net interests in producing oil and gas wells as of December 31, 2003. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are completed in more than one producing horizon are counted as one well.

                        DEVELOPED AND UNDEVELOPED ACREAGE

                                DEVELOPED ACREAGE          UNDEVELOPED ACREAGE
                            -------------------------   -------------------------
     GEOGRAPHIC AREA        GROSS ACRES    NET ACRES    GROSS ACRES    NET ACRES
     ---------------        -----------   -----------   -----------   -----------
New Mexico ..............            80            54             0             0
Texas ...................         2,225           159         2,481           422
Kentucky ................           560            89             0             0
West Virginia ...........           480            23             0             0
                            -----------   -----------   -----------   -----------
     Totals .............         3,345           325         2,481           422
                            ===========   ===========   ===========   ===========

                                PRODUCTIVE WELLS

                                   GROSS WELLS                 NET WELLS
                            -------------------------   -------------------------
    GEOGRAPHIC AREA             OIL           GAS           OIL           GAS
    ---------------         -----------   -----------   -----------   -----------
                              (BBLS)         (MCF)         (BBLS)        (MCF)
New Mexico ..............             1             0          0.67          0.00
Texas ...................             2             8          0.80          0.75
Kentucky ................             0             7          0.00          1.11
West Virginia ...........             0             6          0.00          0.29
                            -----------   -----------   -----------   -----------
         Totals .........             3            21          1.47          2.15
                            ===========   ===========   ===========   ===========

                                 KEY PROPERTIES

      The working interest owned by BR Energy, either directly or indirectly through oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use.

      The following are the primary properties held by BR Energy as of December 31, 2003:

                              DEVELOPED PROPERTIES

      Toadflax Prospect: BR Energy owns 4.25% of the working interest, with a 3.20% net revenue interest in 1 well located in Polk County, Texas which was drilled during the third quarter of 2003 and is awaiting pipeline connection in 2004.

      Lopseed Prospect: BR Energy owns 4.25% of the working interest, with a 3.20% net revenue interest in 1 well located in Polk County, Texas which was drilled during the third quarter of 2003 and is awaiting pipeline connection in 2004.

      Wolfsbane Prospect: BR Energy owns 13.6% of the working interest, with a 10.53% net revenue interest in 1 well located in Walker County, Texas which began producing in the second quarter of 2003 and is producing 500 MCFPD.

      Agrimony Prospect: BR Energy owns 13.6% of the working interest, with a 10.59% net revenue interest in 1 well located in Polk County, Texas which began producing in the second quarter of 2003 and is producing 300 MCFPD.

      Pepperbush Prospect: BR Energy owns 13.6% of the working interest, with a 10.34% net revenue interest in 1 well located in Polk County, Texas which began producing in the second quarter of 2003 and is producing 770 MCFPD.

      Yarrow Prospect: BR Energy owns 13.6% of the working interest, with a 10.41% net revenue interest in 1 well located in Tyler County, Texas which began producing in the fourth quarter of 2002 and is producing 500 MCFPD.

      West Pebble Island Prospect: BR Energy owns 7.7% of the working interest, with a 5.59% net revenue interest in the Arco Fee #1-R located in Tyler County, Texas which began producing in early 2003 and is producing 50 BOPD. BR Energy also owns 10% of the working interest, with a 7.79% net revenue interest in the Little Arco #1 located in Tyler County, Texas, which began producing in early 2003 and is presently shut-in and awaiting further evaluation for production.

     Keegan Gibson #1: BR Energy owns 72.45% of the working interest, with a 50% net revenue interest in this well located in Smith County, Texas which is producing approximately 10 BOPD.

      Shelby County, Texas: BR Energy owns a 0.4% Net Revenue Interest in the Bridges #1 well in Shelby County, Texas which began producing gas in September 2000 and currently produces approximately 1,100 MCF per day.

      Homestake #1: The Homestake #1 oil well is in Lea County, New Mexico and produces approximately 10 MCF per day and 4 BOPD. BR Energy owns 66.9% of the Working Interest in the Homestake #1 with a 49.7% Net Revenue Interest.

      Big Sandy Prospect: As of December 31, 2003 seven gas wells in the Big Sandy Prospect located in eastern Kentucky are currently producing approximately 200 MCFPD of gas. BR Energy owns varying interests in these wells ranging from 0.45% to 27.60% of the working interest with net revenue interests ranging from 0.34% to 20.50% in each well.

      In March 2003, BR Energy transferred all of its rights and interest in the Boon's Camp Partnership, the BR Development 2001-II Partnership, the BR Development Plus 2000 Partnership and the BR Private Development 2001-A Partnership to Eagle Energy, Inc. (a company formed by BR Energy's former president) in exchange for a 1% interest in these four partnerships. In addition, BR Energy still retains its 25% ownership as a limited partner through its direct investment in the BR Development 2000 Partnership. During 2003, the total cash flows from the four partnerships were $17,450. As noted above, there are 41 gas wells producing in these four partnerships.

                             UNDEVELOPED PROPERTIES

Texas Onshore Seismic Acquisition: During March 2002, BR Energy acquired a 35% interest in Channel LLC resulting in a 17.5% working interest in a large ongoing Texas onshore exploration program, consisting of 48,000 miles of seismic data in the Texas Gulf Coast area and the oil and gas properties acquired through the utilization of this data. In May 2003, BR Energy agreed to transfer to BR Group all of its interest in the seismic information and any future oil and gas properties identified by this information to be acquired and developed. BR Energy retained all of its interest in any oil and gas properties previously acquired and developed under this arrangement. Additionally, BR Energy will be carried at no cost for 25% of any future interests acquired and developed by BR Group through the utilization of this data. When BR Group has recouped 100% of all monies expended for the initial seismic acquisition, as well as the subsequent acquisition and development of oil and gas properties under this arrangement, BR Energy shall have the right, but not the obligation, to reverse its position with BR Group whereby BR Energy would receive 75% of the interest in future oil and gas properties and "carry" BR Group for 25% of the interest.

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

      Once a prospect has been identified and additional geologic and geophysical work performed, we and our working interest parties, independently decide to participate in the wells. These prospects range from 3,000 feet to 13,000 feet in depth and will be the prospects on which we intend to drill both exploratory and development wells. We estimate the cost to drill and complete a well for 100% of the working interest in these prospects will range from $150,000 for the shallower wells to $2,100,000 for the deeper wells. As of December 31, 2003, 15 wells have been drilled under this arrangement resulting in nine dry holes, four natural gas producers and two wells and are awaiting pipeline connection. For two of the dry holes, BR Energy went non-consent, therefore incurring no costs. A four square mile 3D shoot was made in late 2003 in the Pepperbush Area in Polk County, Texas with three successful gas wells drilled in the first quarter of 2004. These three wells, plus the other two mentioned above, are awaiting pipeline connection and all should be producing in April 2004. For the six discoveries, BR Energy has 290,000 MCF of gas reserves at year end.

      Brown Prospect: BR Energy owns a 10% working interest in 930 acres of oil and gas leases located in Jasper and Tyler Counties, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. The first well, drilled in July 2003, was determined to be non productive and has been plugged.

      Neches River Prospect: BR Energy owns a 10% working interest in 1,453 acres of oil and gas leases located in Jasper and Tyler Counties, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. The first well was drilled in July 2003 and, and after a completion failure, will be plugged and abandoned.

      Webb Prospect: BR Energy owns a 10% working interest in 1,050 acres of oil and gas leases located in Jasper County, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. Drilling on this prospect is anticipated to occur during 2004.

      N. Champions Prospect: BR Energy owns a 10% working interest in 807 acres of oil and gas leases located in Jasper County, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. Drilling on this prospect is anticipated to occur during 2004.

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

DRILLING RIGS

      As BR Energy began implementation of its new business plan in 2002, management determined to exit its contract drilling services segment of its operations and sell its remaining drilling rigs and ancillary drilling equipment. During the first quarter of 2002, Rig #2 was sold for its net book value of $612,000 to Double D Drilling, an unaffiliated entity, in exchange for a short-term note receivable to be satisfied out of future drilling by Double D Drilling. During the third quarter of 2002, the decision was made to discontinue our contract drilling services and Rig #4 and equipment was sold to unaffiliated third parties for cash of $620,000 and the assumption of debt of $230,000. Double D Drilling defaulted on its note during the fourth quarter of 2002, the equipment was repossessed and a loss of $300,000 was recorded. Rig #2 was sold for approximately $200,000 during the first quarter of 2003. The impact of this discontinuation of this business segment was reflected as discontinued operations within the financial statements as of December 31, 2002. As of December 31, 2003, BR Energy was unable to sell certain drilling accessories that had been previously classified as assets associated with discontinued operations and, therefore, recorded the remaining asset value as a loss on disposal of discontinued operations for the year ended December 31, 2003.

TITLE TO PROPERTIES

      In the normal course of business, the operator of each lease has the responsibility of examining the title on behalf of all working interest partners. Title to substantially all significant producing properties of BR Energy has been examined by various attorneys. The properties are subject to royalty, overriding royalty and other interests customary in the industry.

      The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners and is subject to various royalty and overriding royalty interest, which generally range in total between 20%-30% on each property.

      Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use.

PRODUCTION AND SALES PRICE

      The following table summarizes the sales volumes of BR Energy's net oil and gas production expressed in barrels of oil. Equivalent barrels of oil are obtained by converting gas to oil on the basis of their relative energy content
- six thousand cubic feet of gas equals one barrel of oil.

                                                                                               NET                  NET
                                                                                           PRODUCTION            PRODUCTION
                                                                                          FOR THE YEAR          FOR THE YEAR
                                                                                            12/31/03              12/31/02
                                                                                          ------------          ------------
Net Volumes (Equivalent Barrels)..............................................                19,281                 8,115
Average Sales Price per Equivalent Barrel.....................................               $ 27.77               $ 20.67
Average Production Cost per Equivalent Barrel (includes production taxes).....               $  7.13               $  5.96

      The Average Production Costs per Equivalent Barrel represents the Lease Operating Expenses divided by the Net Volumes in equivalent barrels. Lease Operating Expenses includes normal operating costs such as pumper fees, operator overhead fees, electric costs, pump repair costs, chemicals, pulling unit costs, production taxes, etc.

NET PROVED OIL AND GAS RESERVES

      Presented below are the estimates of BR Energy's proved reserves as of December 31, 2003 and 2002. All of BR Energy's proved reserves are located in the United States.

                                                      DECEMBER 31, 2003     DECEMBER 31, 2002
                                                     -------------------   -------------------
                                                                NATURAL               NATURAL
                                                        OIL       GAS        OIL        GAS
                                                      (BBLS)     (MCF)      (BBLS)      (MCF)
Proved developed and undeveloped reserves
  at end of year:
Balance at beginning of year .....................     39,588    238,999      9,801    255,651
Extensions, discoveries and other additions ......         --    319,917     13,724    107,485
Revisions of previous estimates ..................    (16,230)   (69,089)    18,692    (91,223)
Sales of minerals in place .......................     (1,579)   (15,100)        --         --
Production .......................................     (5,168)   (84,675)    (2,629)   (32,914)
                                                     --------   --------   --------   --------
Balance at end of year ...........................     16,611    390,052     39,588    238,999
                                                     ========   ========   ========   ========

Proved developed reserves ........................     16,611    363,052     32,726    228,999
                                                     ========   ========   ========   ========

BBLS -   Barrels of oil
MCF  -   Thousand cubic feet of gas

      In estimating the oil and natural gas reserves, BR Energy, in accordance with criteria prescribed by the SEC, has used prices received as of December 31, 2003 and 2002, without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price BR Energy reasonably expects to receive.

      Future prices received for the sale of BR Energy's product may be higher or lower than the prices used in the evaluation described above; the operating costs relating to such production may also increase or decrease from existing levels. The estimates presented above are in accordance with rules adopted by the SEC.

DRILLING ACTIVITIES

                                      OIL WELLS             GAS WELLS             DRY WELLS
                                 -------------------   -------------------   -------------------
                                   2003       2002       2003       2002       2003       2002
                                 --------   --------   --------   --------   --------   --------
Exploratory Wells ............         --         --          5         --          7         --
Development Wells ............         --          1          1          9         --          4
                                 --------   --------   --------   --------   --------   --------

Total Wells ..................         --          1          6          9          7          4
                                 ========   ========   ========   ========   ========   ========

      During 2003 for six of the dry holes and two of the gas wells, BR Energy has a carried working interest (to the tanks) and did not incur any capital expenditures.

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

                                     PART II

5.    MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      The Common Stock of BR Energy is traded on the OTC Bulletin Board with "BREY" as its stock symbol. The range of high and low bid information for each quarter since January 1, 2002 is as follows:

                                                        HIGH BID     LOW BID
                                                        --------     -------
March 31, 2002....................................      $   1.01     $  0.33
June 30, 2002.....................................      $   1.15     $  0.55
December 31, 2002.................................      $   0.60     $  0.35
December 31, 2002.................................      $   0.54     $  0.25
March 31, 2003....................................      $   0.40     $  0.27
June 30, 2003.....................................      $   0.80     $  0.35
September 30, 2003................................      $   0.51     $  0.40
December 31, 2003.................................      $   0.51     $  0.35

      These quotations reflect inter dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The Series E Preferred Stock of BR Energy is not traded on any exchange and there is no trading market for the BR Energy Series E Preferred Stock.

DIVIDEND INFORMATION

      No cash dividends have been declared or paid on BR Energy's Common Stock since BR Energy's inception. BR Energy has not paid, nor does it intend to pay, cash dividends on its Common Stock in the foreseeable future. We intend to retain earnings, if any, for the future operation and development of our business. BR Energy's dividend policy will be subject to any restrictions placed on it in connection with any debt offering or significant long-term borrowing.

      Cash dividends of 12% per annum have been paid quarterly on BR Energy's Series E Preferred Stock since the date of issuance. As of December 31, 2003, a payable for the fourth quarter dividend was recorded as a component of accounts payable and accrued expenses on the balance sheet and there are no unpaid cumulative dividends.

RECENT SALES OF UNREGISTERED SECURITIES
      None

SHAREHOLDER INFORMATION

      As of December 31, 2003, there are approximately 520 shareholders of BR Energy's Common Stock.

6.    MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION

      In preparing the 2003 financial statements an error was identified that related to previously filed financial statements. An impairment loss on oil and gas properties should have been recorded in the year 2001. The error occurred when capitalized costs were compared to future revenues instead of comparing costs to future net cash flow in determining impairment. The opening retained earnings balance as of January 1, 2002 has been restated to reflect the recording of an impairment charge of approximately $482,000 and an associated income tax benefit of $53,000. As a result of this adjustment, the December 31, 2002 financial statements have also been adjusted to reflect revisions to the previously reported amounts for depreciation, depletion and amortization, impairment, abandonment and dry hole costs and income tax benefit amounts on the statement of operations, and the property and equipment and accumulated deficit amounts on the balance sheet as of December 31, 2002. The following is a summary of the effect of the correction:

                                                            DECEMBER 31, 2001                 DECEMBER 31, 2002
                                                     -------------------------------   -------------------------------
         FINANCIAL STATEMENT ACCOUNT                    ORIGINAL         RESTATED         ORIGINAL         RESTATED
         ---------------------------                 --------------   --------------   --------------   --------------
Impairment, Abandonment and Dry Hole Costs           $           --   $      482,317   $      292,327   $      268,559
Depreciation, Depletion and Amortization                    136,201          136,201          616,823          527,603
Income Tax Benefit from Continuing Operations              (138,384)        (191,135)         (52,751)              --
Net Loss                                             $      256,409   $      685,975   $    2,132,066   $    2,071,829

Property and Equipment, net                          $    1,807,885   $    1,325,568   $    1,319,123   $      949,794
Deferred Income Taxes                                       (52,751)              --               --               --
Accumulated Deficit                                  $   (2,674,996)  $   (3,104,562)  $   (4,866,270)  $   (5,235,599)

      These impacts are non-cash and have no effect on the Company's cash flow. All information in this Form 10-KSB have been restated to incorporate the above adjustments.

      The following discussion is intended to assist in an understanding of BR Energy's financial position and results of operations for each year of the two year periods ended December 31, 2003 and 2002. The Financial Statements and the notes thereto, which follow, contain detailed information that should be referred to in conjunction with the following discussion.

FINANCIAL OVERVIEW

         Blue Ridge Energy, Inc. (BR Energy) is a publicly traded, independent oil and gas company engaged in the drilling, exploration, development and production of oil and gas properties in Texas, Kentucky, West Virginia and New Mexico. BR Energy has participated in 103 wells, of which 24 are presently productive. In addition to the 24 wells, there are 41 wells in four partnerships operated by Eagle Energy, Inc. See further discussion below regarding the partnership transfers.

      Historically, BR Energy has grown through drilling with joint ventures and limited partnerships it has sponsored. BR Energy usually participates for a 1% partnership interest as the managing general partner of the partnerships and joint ventures. While BR Energy will continue to sponsor joint ventures and limited partnerships in the future, it will complement those programs with the expansion of its oil and gas reserves through acquisitions and greater participation in oil and gas properties.

      Mr. Edward L. Stillie resigned as President and CEO on March 1, 2002 and BR Energy appointed Mr. Patrick A. Kelleher as its new President and CEO on March 1, 2002. Mr. Kelleher has over 24 years of industry experience, as a disciplined Geologist and major company trained Geophysicist. Starting out his career with Exxon, Mr. Kelleher has found oil and gas reserves for Edge Petroleum, Cockrell Oil, and most recently as co-owner of Pecos Petroleum Company, a privately held oil and gas exploration company. Mr. Kelleher replaced Mr. Stillie, who resigned to pursue other business interests. In conjunction with Mr. Stillie's resignation, BR Energy entered into a contract with Mr. Stillie for the transfer of its role as the managing general partner in four of its partnerships. Mr. Stillie had one year to accept this agreement and, on March 4, 2003, BR Energy transferred its rights, obligations, duties, liabilities and interests in these partnerships to an entity Mr. Stillie owned and controlled.

      With a new technical management team, additional directors and establishing an office in Houston, Texas, we have begun a new business plan that focuses on shifting our oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects.

      During March 2002, BR Energy acquired a 35% interest in Channel LLC resulting in a 17.5% working interest in a large ongoing Texas onshore exploration program, consisting of 48,000 miles of seismic data in the Texas Gulf Coast area and the oil and gas properties acquired through the utilization of this data. The centerpiece of this program utilizes a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. The acquisition of this interest and development of the oil and gas properties acquired through the utilization of this data was to have been funded with the proceeds from the sale of 500,000 shares of Series E Preferred Stock for $5,000,000 out of a private offering for 750,000 shares of Series E Preferred Stock under Regulation D of Section 506 of the Securities Act of 1933.

      In order to facilitate the purchase of this interest, BR Energy's majority shareholder, Blue Ridge Group, Inc. (BR Group), committed to extending BR Energy a $1,500,000 line of credit, with a term of one year, bearing interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the exploration program. This $1,500,000 balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000. At this time BR Group also committed to purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments. Two of these installments were paid by BR Group in December 2002 and March 2003, thereby bringing BR Group's total investment in BR Energy's Series E Preferred Stock to $2,000,000 as of March 31, 2003.

      As a result of BR Energy not selling the remaining shares of Series E Preferred Stock by the closing of the offering on December 31, 2002 to achieve the $5,000,000 needed, and did not have the required capital available to acquire and develop the 100+ oil and gas prospects, identified to date, BR Energy entered into a purchase and sale agreement with BR Group in May 2003. BR Group agreed to 1) retire its 200,000 shares of Series E Preferred Stock which it had received for the $2,000,000 paid to BR Energy to date, 2) cancel its subscription agreement for the remaining 50,000 shares of Series E Preferred Stock, 3) assume the remaining $474,636 in BR Energy debt associated with the acquisition of the seismic information and 4) commit to provide all funds required by this interest in the acquisition and development of oil and gas properties identified. BR Energy had originally recorded an asset of $2.3 million, which was being amortized over four years and had a balance of $1.7 million as of May 2003 when this agreement with BR Group was reached.

      In return for this agreement, BR Energy agreed to repay $187,000 of the funds received from the sale of the Series E Preferred Stock, cancelled the remaining subscription receivable for 50,000 shares of Series E Preferred Stock and transferred to BR Group all of its interest in the seismic information, which had a book value of $1,719,000 when this new agreement was reached with BR Group, and any future oil and gas properties identified by this information to be acquired and developed. The net effect of the transaction was BR Energy recorded $568,752 as an increase to Additional Paid-In Capital from BR Group. BR Energy retained all of its interest in any oil and gas properties previously acquired and developed under this arrangement. Additionally, BR Energy will be carried at no cost for 25% of any future interests acquired and developed by BR Group through the utilization of this data. When BR Group has recouped 100% of all monies expended for the initial seismic acquisition, as well as the subsequent acquisition and development of oil and gas properties under this arrangement, BR Energy shall have the right, but not the obligation, to reverse its position with BR Group whereby BR Energy would receive 75% of the interest in future oil and gas properties and "carry" BR Group for 25% of the interest.

      Through December 31, 2003, 15 wells have been drilled under this arrangement resulting in nine dry holes, four natural gas producers and two wells and are awaiting pipeline connection. For two of the dry holes, BR Energy went non-consent, therefore incurring no costs. A four square mile 3D shoot was made in late 2003 in the Pepperbush Area in Polk County, Texas with three successful gas wells drilled in the first quarter of 2004. These three wells, plus the other two mentioned above, are awaiting pipeline connection and all should be producing in April 2004.

      As BR Energy began implementation of its new business plan, the decision was made in July 2002 to discontinue the contract drilling services segment of BR Energy's operations and sell its remaining drilling rigs and ancillary drilling equipment. The drilling rigs and equipment were sold in the latter half of 2002 and all related income, expense, property and liability accounts related to these operations have been netted and classified as discontinued operations in the financial statements for all periods presented. A net loss of $692,446 and $25,300, or $0.09 and $0.00 per share, from discontinued operations has been recorded in the 2002 and 2003 statement of operations, respectively.

      As a result of BR Energy fully implementing its business plan during 2003, BR Energy's operating activities are no longer operated and managed as two major segments of business. Accordingly, no reference is made to segments of the business in this section of the Form 10-KSB as it is not applicable to our operations.

      During the first quarter of 2003, BR Energy entered into a sales and service agreement with BR Group whereby BR Energy will assemble oil and gas prospects, if requested by BR Group, and conduct the drilling, completion and production operations of the oil and gas wells on said prospects. For these services BR Energy will receive a prospect fee on the acreage acquired ($250 per acre), a 10% Carried Working Interest in the acreage acquired, a 7.5% management fee on all monies expended in drilling and completing the wells and various overhead fees. The first three prospects under this arrangement were sold to BR Group during 2003.

      BR Energy also acquires direct working interest participation in oil and gas properties. The working interest participation includes exploratory and development wells and both operated and non-operated working interest participation. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs and as an independent producer of oil and natural gas.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Financial Statements and Use of Estimates:

      In preparing financial statements, management is required to select appropriate accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Oil and Gas Activities:

      The accounting for our upstream oil and gas activities is subject to special accounting rules that are unique to the oil and gas business. There are two methods to account for oil and gas business activities, the successful efforts method and the full cost method. BR Energy has elected to use the successful efforts method. A description of our policies for oil and gas properties, impairment and direct expenses is located in Note 1 to our financial statements.

      The successful efforts method reflects the volatility that is inherent in exploring for oil and gas resources in that costs of unsuccessful exploratory efforts are charged to expense as they are incurred. These costs primarily include dry hole costs, seismic costs and other exploratory costs. Under the full cost method, these costs are capitalized and written-off (depreciated) over time.

Oil and Gas Reserves:

      Proved oil and gas reserves, as defined by SEC Regulation S-X Rule 4-10(a)
(2i), (2ii), (2iii), (3) and (4), are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

      Engineering estimates of BR Energy's oil and gas reserves are made using all available geological and reservoir data, as well as production performance data, and these are inherently imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. There are authoritative guidelines regarding the engineering criteria that have to be met before estimated oil and gas reserves can be designated as "proved." Proved reserve estimates are updated at least annually and take into account recent production and technical information about each field. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also change. This change is considered a change in estimate for accounting purposes and is reflected on a prospective basis in related depreciation rates.

      Despite the inherent imprecision in these engineering estimates, these estimates are used in determining depreciation and impairment expense, and in disclosing the supplemental standardized measure of discounted future net cash flows relating to proved oil and gas properties. Producing properties' depreciation rates for capitalized costs are amortized based on the units of oil or gas produced. Therefore, assuming all other variables are held constant, an increase in estimated proved reserves decreases our depreciation, depletion and amortization (DD&A) expense. Also, estimated reserves are often used to calculate future cash flows from our oil and gas operations, which serve as an indicator of fair value in determining whether a property is impaired or not. The larger the estimated reserve, the less likely the property is impaired. Further, material changes in the estimated volumes of reserves could have an impact on the DD&A rate calculation and the financial statements.

Capitalized Prospect Costs:

      The Property and Equipment balance on BR Energy's balance sheets include oil and gas property costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. BR Energy excludes these costs on a property-by-property basis until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if impairment has occurred. The amount of any impairment is transferred to abandonment expense and recorded to the statement of operations.

Impairments:

      If circumstances indicate that the carrying amount of an asset or investment, including oil and gas properties, may not be recoverable, this asset may be considered "impaired," and an impairment loss may be recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The amount of impairment loss is the difference between the carrying amount of the asset and its fair value. It is difficult to precisely estimate fair value because quoted market prices for our assets are not easily available. We use all readily available information in determining an amount that is a reasonable approximation of fair value, including the net present value of future net cash flows based on reserve quantities as indicated above. Once impairment is identified, the impairment expense is calculated based on the difference between the net book value of the asset and the discounted future net cash flows estimated utilizing a 10% discount rate, as required by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

Asset Retirement Obligations:

      BR Energy has obligations to remove tangible equipment and restore land at the end of operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells. The estimated undiscounted costs, net of salvage value, of dismantling and removing these facilities are accrued over the productive life of the asset. Estimating the future asset removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as well as political, environmental, safety and public relations considerations. In addition, the Financial Accounting Standards Board (FASB) has recently issued SFAS No 143, "Accounting for Asset Retirement Obligations," which was effective for BR Energy January 1, 2003 and significantly changes the method of accruing for costs, associated with the retirement of fixed assets, that an entity is legally obligated to incur. The adoption of SFAS No. 143 did not have an impact on BR Energy's financial statements and management has determined that any future costs related to plugging and abandonment of producing wells will be offset by the value of equipment removed from the well site. Therefore, no liability has been recorded as of December 31, 2003. These costs will be evaluated annually and, if circumstances dictate a liability is necessary, an amount will be recorded and subsequently amortized over the life of the well.

RESULTS OF OPERATIONS

      As previously noted, all information related to fiscal 2002 has been restated for a correction of an error.

      BR Energy reported a net loss of $437,000 in 2003, as compared to a net loss of $2,072,000 in 2002. The decrease in the net loss is primarily due to the lack of losses from the discontinuation of its contract drilling service operations for the same period in 2002 and reductions in marketing costs with increases in revenues, which are discussed in detail below. On a per share basis, which takes into account cash dividends paid on the Series E Preferred Stock, BR Energy had a net loss of $0.07 and $0.28 per share in 2003 and 2002, respectively.

OPERATING REVENUES

      Operating revenues totaled $1,835,000 in 2003; an 11% increase from $1,658,000 in 2002. Turnkey drilling contract sales included in operating revenues were $323,000 in 2003, as compared to $1,490,000 in 2002. The decrease of 78% is the direct result of the discontinuation of its contract drilling service operations in 2002. Oil and gas sales included in operating revenues were $535,000 for 2003, as compared to $168,000 for 2002. The increase of 219% results from the four producing wells discovered from the seismic data acquisition in March 2002. Oil and gas property sales to Related Parties totaled $963,000 in 2003 and is the direct result of the sales and service agreement with BR Group entered into during first quarter of 2003.

DIRECT OPERATING COSTS

      Direct operating costs totaled $591,000 in 2003, a 39% decrease from the total of $973,000 in 2002. Direct operating costs are the turnkey drilling contract costs for the drilling, completion and equipping of oil and gas wells, the costs of property sales to related parties and lease operating expenses. Costs associated with contract sales in 2003 were significantly lower due to costs associated with the acquisition of properties. This decrease was primarily offset by costs associated with the sale of properties to BR Group as previously discussed. Overall the operating margin increased to 67.8% in 2003 from 41.3% in 2002.

OTHER OPERATING EXPENSES

      Other operating expenses in 2003 decreased 28% to $771,000 from $1,072,000 in 2002, primarily as a result of decreased marketing expenses resulting from the reduced activity in sponsoring limited partnerships and decreased impairment expenses from the costs and abandonment of dry wells. An impairment loss of $161,000 was recorded in 2002 as a result of BR Energy's evaluation of its Kentucky and West Virginia oil and gas producing properties. No similar impairment was recorded in 2003.

      Depreciation, depletion and amortization decreased to $527,000 in 2003 from $528,000 in 2002.

GENERAL AND ADMINISTRATIVE COSTS

      General and Administrative costs were $970,000 for 2003 and $1,043,000 for 2002. Such amounts include a portion of the management fee charged by BR Group; $152,000 and $249,000 each year for 2003 and 2002, respectively. The balance of general and administrative costs consists primarily of salary and benefit expense of $550,000 in 2003 and $380,000 in 2002 and legal and accounting fees of $202,000 in 2003 and $189,000 in 2002. No other significant changes occurred between the two years.

OTHER INCOME, NET

      Other income increased to $85,000 in 2003 as compared to $50,000 in 2002 due primarily to a reduction in interest expense on the outstanding debt in 2002.

DISCONTINUED OPERATIONS

      Operations were discontinued during 2002 as a result of management's decision to terminate its drilling services business segment. All expenses were recognized in 2002 related to the sale of the drilling rigs that occurred in late 2002 and early 2003, which resulted in an overall net loss from discontinued operations of $692,000, or $0.09 per share, for the year ended December 31, 2002. As a result of management being unable to sale certain drilling accessories that had been previously classified as assets associated with discontinued operations an additional loss on disposal of discontinued operations was recorded for the year ended December 31, 2003 of $25,300.

INCOME TAXES

      BR Energy had a federal and state income tax benefit of $0 in 2003 and 2002, as a result of its continued net loss. Based on the continued net losses, a full valuation allowance has been recorded against the deferred tax assets associated with the net operating loss carryforwards.

      At December 31, 2003, it is estimated that the Federal net operating loss carryforward (NOL) will be $2,600,000. As of December 31, 2002, BR Energy had $2,169,000 of its Federal NOL remaining to reduce its future taxable net income, which begin expiring in 2020 if not utilized.

BALANCE SHEET REVIEW

Assets

      BR Energy's current assets decreased 41% to $277,000 at the end of 2003 from $468,000 at the end of 2002. The decrease in 2003 was primarily caused by decreases in cash and prepaid expenses caused by the reduction in turnkey contract sales operations discussed previously. These decreases were offset by an increase in trade receivables related to the fourth quarter oil and gas sales activity.

      BR Energy's noncurrent assets decreased 73% at the end of 2003 to $810,000 as compared to $3,011,000 at the end of 2002 due primarily to the decrease in property and equipment associated with the discontinuation of our drilling service operations, the sale of the seismic data during second quarter of 2003, discussed previously, and continued depletion of property and equipment as noted above.

Liabilities

      BR Energy's liabilities decreased 57% to $498,000 at year-end 2003 from $1,152,000 at the end of 2002, primarily as a result of a decrease in seismic data costs payable caused by the disposal of the seismic data during second quarter of 2003, discussed previously.

Stockholders' Equity

      Total capital invested in BR Energy for Common and Series E Preferred Stock decreased $1,186,000 to $6,377,000 at year-end 2003 from $7,563,000 at the end of 2002, primarily as a result of the retirement of 200,000 shares and the cancellation of 50,000 subscription shares of Series E Preferred Stock previously purchased or committed by BR Group, as discussed previously.

      After recording a net loss of $437,000 and paying dividends of $116,000 on its Series E Preferred Stock, BR Energy's accumulated deficit increased 11% to $5,787,000 at December 31, 2003 from an accumulated deficit of $5,236,000 at December 31, 2002.

CAPITAL RESOURCES AND LIQUIDITY

      BR Energy's current ratio (current assets / current liabilities) was 0.56 to 1 in 2003 and 0.41 to 1 in 2002. Such calculations include cash ($71,000 in 2003 and $336,000 in 2002), accounts receivable ($206,000 in 2003 and $45,000 in
2002) and net advances from related parties ($304,000 in 2003 and $71,000 in
2002). The change in the current ratio from 2003 to 2002 was due primarily to the use of funds in drilling activity.

      BR Energy's primary source of cash in 2003 was derived from the sale of oil and gas limited partnerships, the sale of oil and gas properties to related parties and oil and gas revenue. Without these sources of cash, BR Energy would not have adequate sources of cash for its operations. While BR Energy expects that its revenue sources will not significantly change in 2004, BR Energy will be increasing its emphasis on drilling activities for BR Group and developing oil and gas properties in order to increase its revenue from oil and gas production.

      During the years ended December 31, 2003 and 2002, BR Energy has relied upon net cash generated from operations and equity offerings to fund the purchase of assets and its expansion. Management intends to fund further growth with equity transactions and improved cash flows from operations.

      Furthermore, BR Energy's operating cash flows improved by approximately $836,000 due partially to the discontinuation of its drilling services operations during the third and fourth quarter of 2002 and other operating activities as discussed previously.

      BR Energy suffered a net loss of approximately $437,000 in 2003 and had a working capital deficit of approximately $221,000 at December 31, 2003. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

      Management has taken significant steps to address the financial condition of BR Energy, to increase cash flows and to achieve improved operating results, principally by implementing its new business plan and discontinuing its contract drilling services segment. BR Energy has also entered into a sales and service agreement with BR Group, which has and will continue to have a positive impact on BR Energy's operations and cash flow. Further, BR Group has signed a resolution stating it has no plans or intentions that would detrimentally impact the operations of BR Energy and BR Group's intention is to fund the ongoing operations of BR Energy, as needed, through at least January 1, 2005.

      As of December 31, 2003, the only contractual obligation, which is not recorded on the balance sheet, relates to the office lease for Houston, Texas. The lease expires on June 30, 2008 and calls for future minimum lease payments of $115,330 for 2004-2007 and $57,665 for 2008. The debt obligation recorded on the balance sheet as of December 31, 2003 was fully paid in the first quarter of 2004.

7.    FINANCIAL STATEMENTS

      The response to this item is set forth herein in a separate section of this Report, beginning on Page F-1.

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      (a) A change in Accountants was previously reported on Form 8-K dated September 30, 2003 as amended.

      (b) During the two years in the period ended December 31, 2002, and the subsequent interim periods preceding the change on September 30, 2003, there were no disagreements with Ernst & Young, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young, LLP would have caused the firm to make reference to the matter of the disagreement in their reports.

      During the two years in the period ended December 31, 2002 and the subsequent interim periods preceding the change on September 30, 2003, no reportable events occurred in connection with the relationship between Ernst & Young, LLP and the Company.

8A.   CONTROLS AND PROCEDURES

      Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon their evaluation, the CEO and CFO concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this annual report.

      We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. During our most recent fiscal quarter, there have been no changes in our internal control over financial reporting that occurred that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

13.   EXHIBITS AND REPORTS ON FORM 8K

      23.1  Consent of Independent Consulting Engineer (R. A. Lenser &
            Associates)

      23.2. Consent of Independent Consulting Engineer (Wright & Company)

      31.1  Section 302 Certification of Chief Executive Officer's

      31.2  Section 302 Certification of Chief Financial Officer's

      32.1  Section 906 Certification of Chief Executive Officer

      32.2  Section 906 Certification of Chief Financial Officer

14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, which includes the required information. Such information is incorporated herein by reference.

                                     PART IV

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas.

Blue Ridge Energy, Inc.

By:  /s/    PATRICK A. KELLEHER
   --------------------------------------------
            PATRICK A. KELLEHER
     Chief Executive Officer and President

By:  /s/    NORMAN G. HAISLER
   --------------------------------------------
            NORMAN G. HAISLER
     Senior Vice President-Finance  and
           Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and the dates indicated.

Blue Ridge Energy, Inc. Registrant
Date: March 26, 2004

By:   /s/  PATRICK A. KELLEHER             By:    /s/   FORREST E. EBBS
      ------------------------                    ---------------------
           PATRICK A. KELLEHER                          FORREST E. EBBS
     Director, Chief Executive Officer                      Director
                President

By:    /s/ ROBERT D. BURR                  By:     /s/  HARRY J PETERS
       ------------------                         --------------------
           ROBERT D. BURR                               HARRY J PETERS
    Director, Chairman of the Board            Director, Senior Vice President-
                                                  Chief Operating Officer

By:   /s/  GREGORY B. SHEA                 By:    /s/   RICHARD M HEWITT
      --------------------                        ----------------------
           GREGORY B. SHEA                              RICHARD M HEWITT
    Director, Senior Vice President-                       Director
        Operations Secretary

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Blue Ridge Energy, Inc.
Bowling Green, Kentucky

We have audited the accompanying balance sheet of Blue Ridge Energy, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Blue Ridge Energy, Inc. for the year ended December 31, 2002 were audited by other auditors whose report dated March 24, 2003, except for Note 2, as to which the date is March 26, 2004, expressed an unqualified opinion on those restated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Energy, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Carpenter, Mountjoy & Bressler, PSC
Louisville, Kentucky
March 26, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Blue Ridge Energy, Inc.
Bowling Green, Kentucky

We have audited the accompanying balance sheet of Blue Ridge Energy, Inc. as of December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Blue Ridge Energy's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Energy, Inc. as of December 31, 2002 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, Blue Ridge Energy, Inc. has restated previously issued 2002 financial statements.

Ernst & Young LLP
Louisville, Kentucky
March 24, 2003
except for Note 2, as to which the date is March 26, 2004

                             BLUE RIDGE ENERGY, INC.

                                 BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                     -------------------------
                                                                                         2003          2002
                                                                                     -----------   -----------
                                                                                                     RESTATED
                              ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents..................................................       $    71,256   $   335,907
   Accounts Receivable:
      Managed Limited Partnerships............................................            17,035         7,865
      Trade and Other.........................................................           189,018        37,017
   Prepaid Expenses and Other Current Assets..................................                --        87,473
                                                                                     -----------   -----------
        Total Current Assets..................................................           277,309       468,262
ASSETS ASSOCIATED WITH DISCONTINUED OPERATIONS, NET...........................                --       200,000
PROPERTY AND EQUIPMENT, NET...................................................           803,285       949,794
DEFERRED SEISMIC COSTS, NET...................................................                --     1,860,865
OTHER NONCURRENT ASSETS.......................................................             7,024           490
                                                                                     -----------   -----------
        TOTAL ASSETS..........................................................       $ 1,087,618   $ 3,479,411
                                                                                     ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses......................................       $   188,126   $   299,870
   Advances From Related Parties..............................................           303,874        71,137
   Seismic Data Costs Payable.................................................                --       753,093
   Current Portion of Long Term Debt..........................................             6,000        24,000
                                                                                     -----------   -----------
        Total Current Liabilities.............................................           498,000     1,148,100
LONG TERM DEBT................................................................                --         4,000
                                                                                     -----------   -----------
        TOTAL LIABILITIES.....................................................           498,000     1,152,100
                                                                                     -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)................................                --            --

STOCKHOLDERS' EQUITY:
Series E Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 23,300 and 273,300 shares issued and outstanding at December 31, 2003 and 2002, respectively (liquidation preferences of $233,000 in 2003 and
   $1,980,000 in 2002.).......................................................                23           273
Common stock, $0.005 par value; 20,000,000 shares authorized;
   7,516,094 shares issued and outstanding at December 31, 2003 and 2002......            37,581        37,581
Additional Paid-In Capital....................................................         6,339,658     8,285,056
Preferred Stock Subscription Receivable.......................................                --      (760,000)
Accumulated Deficit...........................................................        (5,787,644)   (5,235,599)
                                                                                     -----------   -----------
   TOTAL STOCKHOLDERS' EQUITY.................................................           589,618     2,327,311
                                                                                     -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................       $ 1,087,618   $ 3,479,411
                                                                                     ===========   ===========

    See accompanying independent auditor's report and notes to the financial statements

                             BLUE RIDGE ENERGY, INC.

                            STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                     -------------------------
                                                                                         2003          2002
                                                                                     -----------   -----------
                                                                                                     RESTATED
OPERATING REVENUES:
Turnkey Contract Sales........................................................       $  322,627    $ 1,490,173
Oil and Gas Property Sales to Related Parties.................................          962,747             --
Oil and Gas Sales.............................................................          535,406        167,753
Oil and Gas Sales Management Fees.............................................           14,520             --
                                                                                     ----------    -----------
   TOTAL OPERATING REVENUE....................................................        1,835,300      1,657,926
                                                                                     ----------      ---------

OPERATING COSTS AND OTHER EXPENSES:
Turnkey Contract Costs........................................................           14,170        924,701
Costs of Oil and Gas Property Sales to Related Parties........................          438,814             --
Lease Operating Expenses......................................................          137,538         48,382
Impairment, Abandonment and Dry Hole Costs....................................          200,482        268,559
Depreciation, Depletion and Amortization......................................          526,728        527,603
Marketing Costs...............................................................           43,922        275,512
General and Administrative Costs..............................................          969,763      1,042,953
                                                                                     ----------    -----------
   Total Operating Costs......................................................        2,331,417      3,087,710
                                                                                     ----------    -----------
OPERATING LOSS................................................................         (496,117)    (1,429,784)
                                                                                     ----------    -----------

OTHER INCOME (EXPENSE):
Interest and Other, net.......................................................            9,801        (22,438)
Gain on Sale of Oil and Gas Properties........................................           75,110         72,839
                                                                                     ----------    -----------
   Total Other Income, net....................................................           84,911         50,401
                                                                                     ----------    -----------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES...........................         (411,206)    (1,379,383)
   Income Tax Provision.......................................................               --             --
                                                                                     ----------    -----------
LOSS FROM CONTINUING OPERATIONS...............................................         (411,206)    (1,379,383)
                                                                                     ----------    -----------

DISCONTINUED OPERATIONS:
   Loss from Operations of Discontinued Drilling Services.....................               --       (110,712)
   Loss on Disposal of Discontinued Operations................................          (25,300)      (581,734)
                                                                                     ----------    -----------
LOSS FROM DISCONTINUED OPERATIONS.............................................          (25,300)      (692,446)
                                                                                     ----------    -----------

NET LOSS......................................................................         (436,506)    (2,071,829)

Less Series E Preferred Stock Cash Dividends..................................         (115,539)       (59,208)
                                                                                     ----------    -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS..................................       $ (552,045)   $(2,131,037)
                                                                                     ----------    -----------

LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE..............................       $    (0.05)   $     (0.18)
                                                                                     ==========    ===========

LOSS FROM  DISCONTINUED OPERATIONS  PER COMMON SHARE..........................       $    (0.00)     $   (0.09)
                                                                                     ==========    ===========

NET LOSS PER COMMON SHARE.....................................................       $    (0.07)     $   (0.28)
                                                                                     ==========    ===========

Weighted Average Common Shares Outstanding - Basic and Diluted................        7,516,094      7,508,500
                                                                                     ==========    ===========

    See accompanying independent auditor's report and notes to the financial statements

                             BLUE RIDGE ENERGY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       PREFERRED STOCK                      COMMON STOCK
                                              --------------------------------    --------------------------------
                                                  NO. OF                              NO OF
                                                  SHARES            AMOUNT            SHARES            AMOUNT
                                              --------------    --------------    --------------    --------------
December 31, 2001 ........................            60,750    $           61         7,455,344    $       37,277
Restatement - Correction of an Error .....                --                --                --                --
                                              --------------    --------------    --------------    --------------
January 1, 2002, as Restated .............            60,750                61         7,455,344            37,277
Conversion of Preferred Stock ............           (60,750)              (61)           60,750               304
Issuance of Preferred Stock ..............           273,300               273                --                --
Preferred Stock Subscriptions ............                --                --                --                --
Stock issuance costs .....................                --                --                --                --
Dividends Paid on
  Preferred Stock ........................                --                --                --                --

Net Loss, as Restated ....................                --                --                --                --
                                              --------------    --------------    --------------    --------------
DECEMBER 31, 2002, as Restated ...........           273,300               273         7,516,094            37,581
Receipt of Subscription Receivable........
Retirement/cancellation of
  Preferred Stock ........................          (250,000)             (250)               --                --
Sale of Seismic to Related Party .........                --                --                --                --
Stock issuance costs .....................                --                --                --                --
Dividends Paid on
  Preferred Stock ........................                --                --                --                --

Net Loss .................................                --                --                --                --
                                              --------------    --------------    --------------    --------------
DECEMBER 31, 2003 ........................            23,300    $           23         7,516,094    $       37,581
                                              ==============    ==============    ==============    ==============

                                                 ADDITIONAL     SUBSCRIPTIONS       ACCUMULATED
                                              PAID-IN CAPITAL     RECEIVABLE         (DEFICIT)          TOTAL
                                              ---------------   --------------    --------------    --------------
December 31, 2001 ........................    $    5,680,284    $           --    $   (2,674,996)   $    3,042,626
Restatement - Correction of an Error .....                --                --          (429,566)         (429,566)
                                              --------------    --------------    --------------    --------------
January 1, 2002, as Restated .............         5,680,284                --        (3,104,562)        2,613,060
Conversion of Preferred Stock ............              (243)               --                --                --
Issuance of Preferred Stock ..............         2,733,000                --                --         2,733,273
Preferred Stock Subscriptions ............                --          (760,000)               --          (760,000)
Stock issuance costs .....................          (127,985)               --                --          (127,985)
Dividends Paid on
  Preferred Stock ........................                --                --           (59,208)          (59,208)

Net Loss, as Restated ....................                --                --        (2,071,829)       (2,071,829)
                                              --------------    --------------    --------------    --------------
DECEMBER 31, 2002, as Restated ...........         8,285,056          (760,000)       (5,235,599)        2,327,311
Receipt of Subscription Receivable........                             260,000                             260,000
Retirement/cancellation of
  Preferred Stock ........................        (2,499,750)          500,000                --        (2,000,000)
Sale of Seismic to Related Party .........           568,752                --                --           568,752
Stock issuance costs .....................           (14,400)               --                --           (14,400)
Dividends Paid on
  Preferred Stock ........................                --                --          (115,539)         (115,539)

Net Loss .................................                --                --          (436,506)         (387,968)
                                              --------------    --------------    --------------    --------------
DECEMBER 31, 2003 ........................    $    6,339,658            $   --    $   (5,787,644)   $      589,618
                                              ==============    ==============    ==============    ==============

    See accompanying independent auditor's report and notes to the financial statements

                             BLUE RIDGE ENERGY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                           -----------------------------
                                                                               2003             2002
                                                                           ------------     ------------
                                                                                              RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss .............................................................     $   (436,506)    $ (2,071,829)
Adjustments to Reconcile Net Loss to Net Cash Flows Provided By
   (Used In) Operating Activities:
   Depreciation, Depletion and Amortization ..........................          526,728          527,603
   Loss from Disposal of Discontinued Assets .........................           25,300          581,734
   Change in Assets from Discontinued Operations .....................          174,700        1,033,289
   Impairment, Dry Holes and Abandonment Losses ......................          200,482          268,559
   Gain on Sale of Oil and Gas Properties.............................          (75,110)         (72,839)
Changes in Operating Assets and Liabilities:
   Accounts Receivable ...............................................         (161,171)         453,636
   Prepaid Expenses and other assets .................................           80,939          102,580
   Accounts Payable and Accrued Expenses .............................         (111,744)          34,632
   Drilling Advances .................................................               --       (1,469,811)
                                                                           ------------     ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..................          223,618         (612,446)
                                                                           ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase (Decrease) in Advances from Affiliate .......................           20,166          (12,332)
Purchase of Furniture and Computer Equipment .........................          (84,389)         (22,609)
Sale of Oil and Gas Properties .......................................          138,000          714,092
Payments for Seismic Data ............................................         (253,093)      (1,534,336)
Purchase of Oil and Gas Properties and Equipment .....................         (415,014)        (567,721)
                                                                           ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES ................................         (594,330)      (1,422,906)
                                                                           ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Long Term Debt ...........................................          (24,000)        (495,917)
Series E Preferred Stock Subscription Receivable .....................          260,000         (760,000)
Issuance of Series E Preferred Stock, net of cost ....................          (14,400)       2,605,288
Dividends Paid .......................................................         (115,539)         (59,208)
                                                                           ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............................          106,061        1,290,163
                                                                           ------------     ------------
NET DECREASE IN CASH .................................................         (264,651)        (745,189)
CASH AT BEGINNING OF PERIOD ..........................................          335,907        1,081,096
                                                                           ------------     ------------
CASH AT END OF PERIOD ................................................     $     71,256     $    335,907
                                                                           ============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest ...............................................     $         --     $     27,087
                                                                           ============     ============
Cash Paid for Federal Income Taxes ...................................     $         --     $         --
                                                                           ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Sale of Seismic Data ...............................................     $  2,287,429     $         --
                                                                           ============     ============
  Increase in Advances from Affiliate ................................     $    212,571     $         --
                                                                           ============     ============
  Retirement of Preferred Stock ......................................     $ (2,000,000)    $         --
                                                                           ============     ============
  Elimination of Preferred Stock Subscriptions .......................     $   (500,000)    $         --
                                                                           ============     ============
  Transfer of Seismic Note Payable to Related Party ..................     $    474,636     $         --
                                                                           ============     ============
  Additional Paid In Capital From Related Party ......................     $    568,752     $         --
                                                                           ============     ============

    See accompanying independent auditor's report and notes to the financial statements

                             BLUE RIDGE ENERGY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

      Blue Ridge Energy, Inc. (BR Energy), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name of BR Energy to Blue Ridge Energy, Inc. in May, 1996. BR Energy has offices in Houston, Texas and Bowling Green, Kentucky. BR Energy is engaged in the oil and gas business, primarily in Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil and gas drilling partnerships through which it raises funds for the drilling of oil and gas wells and usually participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. BR Energy also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. These acquisitions are funded by a combination of the profits earned from sponsoring oil and gas drilling programs and from the proceeds of private offerings of preferred stock. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs and as an independent producer of oil and gas.

      BR Energy also owned two drilling rigs prior to 2003. These rigs were used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. These operations were discontinued and the rigs were sold during 2002.

      With a new technical management team, additional directors and establishing an office in Houston, BR Energy began a new business plan that focuses on shifting from oil and gas exploration and development activities in the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects, specifically through the ownership in a Texas onshore exploration program.

      During March 2002, BR Energy acquired a 35% interest in Channel LLC resulting in a 17.5% working interest in a large ongoing Texas onshore exploration program, consisting of 48,000 miles of seismic data in the Texas Gulf Coast area and the oil and gas properties acquired through the utilization of this data. The centerpiece of this program utilizes a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. The acquisition of this interest and development of the oil and gas properties acquired through the utilization of this data was to have been funded with the proceeds from the sale of 500,000 shares of Series E Preferred Stock for $5,000,000 out of a 2002 private offering for 750,000 shares of Series E Preferred Stock under Regulation D of Section 506 of the Securities Act of 1933.

      In order to facilitate the purchase of this interest, BR Energy's majority shareholder, Blue Ridge Group, Inc. (BR Group), committed to extending BR Energy a $1,500,000 line of credit with a term of one year, bearing interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the exploration program. This $1,500,000 balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000. At this time BR Group also committed to purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments. Two of these installments were paid by BR Group in December 2002 and March 2003, thereby bringing BR Group's total investment in BR Energy's Series E Preferred Stock to $2,000,000 as of March 31, 2003.

                             BLUE RIDGE ENERGY, INC.

GENERAL (CONTINUED)

      As a result of BR Energy not selling the remaining shares of Series E Preferred Stock by the closing of the offering on December 31, 2002 to achieve the $5,000,000 needed, and not having the required capital available to acquire and develop the 100+ oil and gas prospects, identified to date, BR Energy entered into a purchase and sale agreement with BR Group in May 2003. BR Group agreed to 1) retire its 200,000 shares of Series E Preferred Stock which it had received for the $2,000,000 paid to BR Energy to date, 2) cancel its subscription agreement for the remaining 50,000 shares of Series E Preferred Stock, 3) assume the remaining $474,636 in BR Energy debt associated with the acquisition of the seismic information and 4) commit to provide all funds required by this interest in the acquisition and development of oil and gas properties identified. BR Energy had originally recorded an asset of $2.3 million, which was being amortized over four years and had a balance of $1.7 million as of May 2003 when this agreement with BR Group was reached.

         In return for this agreement, BR Energy agreed to repay $187,000 of the funds received from the sale of the Series E Preferred Stock, cancelled the remaining subscription receivable for 50,000 shares of Series E Preferred Stock and transferred to BR Group all of its interest in the seismic information, which had a book value of $1,719,000 when this new agreement was reached with BR Group, and any future oil and gas properties identified by this information to be acquired and developed. The net effect of the transaction was BR Energy recorded $568,752 as an increase to Additional Paid-In Capital from BR Group. BR Energy retained all of its interest in any oil and gas properties previously acquired and developed under this arrangement. Additionally, BR Energy will be carried at no cost for 25% of any future interests acquired and developed by BR Group through the utilization of this data. When BR Group has recouped 100% of all monies expended for the initial seismic acquisition, as well as the subsequent acquisition and development of oil and gas properties under this arrangement, BR Energy shall have the right, but not the obligation, to reverse its position with BR Group, whereby BR Energy would receive 75% of the interest in future oil and gas properties and "carry" BR Group for 25% of the interest.

      BR Energy suffered a net loss of approximately $437,000 in 2003 and had a working capital deficit of approximately $221,000 at December 31, 2003. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

      Management has taken significant steps to address the financial condition of BR Energy, to increase cash flows and to achieve improved operating results, principally by implementing its new business plan and discontinuing its contract drilling services segment. BR Energy has also entered into a sales and service agreement with BR Group, which has and will continue to have a positive impact on BR Energy's operations and cash flow. Further, BR Group has signed a resolution stating it has no plans or intentions that would detrimentally impact the operations of BR Energy and BR Group's intention is to fund the ongoing operations of BR Energy, as needed, through at least January 1, 2005.

DISCONTINUED OPERATIONS

      As BR Energy began implementation of its new business plan, the decision was made in July 2002 to discontinue the contract drilling service segment of BR Energy's operations and sell its remaining drilling rigs and ancillary drilling equipment. The drilling rigs and equipment were sold in the latter half of 2002 and all related income, expense, property and liability accounts related to these operations have been netted and classified as discontinued operations in the financial statements for all periods presented. A net loss of $25,300 and $692,446, or $0.00 and $0.09 per share, from discontinued operations has been recorded in the 2003 and 2002 statement of operations, respectively.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                             BLUE RIDGE ENERGY, INC.

RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for Long-Lived Assets

         Effective January 1, 2002, BR Energy adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 required one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadened the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 requires assets to be classified as "held for sale" once the determination is made to actively market their disposal. As SFAS No. 144 did not significantly change the accounting for oil and gas companies, see further discussion regarding impairment of long-lived assets below.

Accounting for Asset Retirement Obligations

      Effective January 1, 2002, BR Energy adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The adoption of SFAS No. 143 did not have an impact on BR Energy's financial statements and management has determined that any future costs related to plugging and abandonment of producing wells will be offset by the value of equipment removed from the well site. Therefore, no liability has been recorded as of December 31, 2003. These costs will be evaluated annually and, if circumstances dictate a liability is necessary, an amount will be recorded and subsequently amortized over the life of the well.

Consolidation of Variable Interest Entities

      Financial Accounting Standards Board Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities," was issued in January 2003. FIN No. 46 addresses consolidation by business enterprises of variable interest entities. It applied immediately to variable interest entities created after January 2003. For entities created prior to this date, FIN No. 46 was to be effective in the fourth quarter 2003; however, FIN No. 46 (revised December
2003) delayed the effective date to the first quarter of 2004. The adoption of FIN No. 46 had no impact on the Company's financial statements. The adoption of FIN No. 46 (revised) is not expected to have a material impact on the Company's financial statements.

REVENUE RECOGNITION

      Oil and gas revenue, from working interests BR Energy owns, are recognized at the point of sale.

                             BLUE RIDGE ENERGY, INC.

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

Data Processing Equipment...........           5
Furniture and Fixtures..............          10

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

      The costs of acquiring unproved properties are capitalized as incurred and carried until the property is reclassified as a producing oil and gas property, or considered impaired as discussed below. BR Energy annually assesses its unproved properties to determine whether they have been impaired. If the results of this assessment indicate impairment, a loss is recognized by providing a valuation allowance. When an unproved property is surrendered, the costs related thereto are first charged to the valuation allowance, with any additional balance expensed to operations.

      The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of BR Energy's wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and BR Energy is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense.

                             BLUE RIDGE ENERGY, INC.

SURRENDER OR ABANDONMENT OF DEVELOPED PROPERTIES

      Normally, no separate gain or loss is recognized if only an individual well or individual item of equipment is abandoned or retired or if only a single lease or other part of a group of proved properties constituting the amortization base is abandoned or retired as long as the remainder of the property or group of properties continues to produce oil or gas. The asset being abandoned or retired is deemed to be fully amortized, and its cost is charged to accumulated depreciation, depletion or amortization. When the last well on an individual property or group of properties with common geological structures ceases to produce and the entire property or property group is abandoned, gain or loss, if any, is recognized.

OTHER DISPOSITIONS

      Upon disposition or retirement of property and equipment other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is credited or charged to expense. BR Energy recognizes the gain or loss on the sale of either a part of a proved oil and gas property or of an entire proved oil and gas property constituting a part of a field upon the sale or other disposition of such. The unamortized cost of the property or group of properties, a part of which was sold or otherwise disposed of, is apportioned to the interest sold and interest retained on the basis of the fair value of those interests.

IMPAIRMENT OF LONG-LIVED ASSETS

      BR Energy follows the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Consequently, BR Energy reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. BR Energy assesses impairment of capitalized costs, or carrying amount, of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by BR Energy using the present value of future cash flows discounted at 10%, in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," The following expected future prices were used in 2003 and 2002 to estimate future cash flows to assess properties for impairment.

OIL PRICE PER BBL                                                2003           2002
-----------------                                                ----           ----
   Year 1........................................          $  26.25 - 31.11   $  29.31
   Year 2........................................             26.25 - 31.11      29.31
   Year 3........................................             26.25 - 31.11      29.31
   Year 4........................................             26.25 - 31.11      29.31
   Thereafter....................................             26.25 - 31.11      29.31
   Maximum.......................................             26.25 - 31.11      29.31

GAS PRICE PER MCF                                                2003           2002
-----------------                                                ----           ----
   Year 1........................................          $   4.00 - 5.90    $   4.40
   Year 2........................................              4.00 - 5.90        4.40
   Year 3........................................              4.00 - 5.90        4.40
   Year 4........................................              4.00 - 5.90        4.40
   Thereafter....................................              4.00 - 5.90        4.40
   Maximum.......................................              4.00 - 5.90        4.40

      Oil and gas expected future price estimates were based on prices at each year-end. These prices were applied to production profiles of proved developed reserves at December 31, 2003 and 2002.

                             BLUE RIDGE ENERGY, INC.

IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

      During 2002, BR Energy recognized impairments of approximately $161,000. The impairment was determined based on the difference between the carrying amount of the assets and the present value of future cash flows discounted at 10%. It is reasonably possible that a change in reserve or price estimates could occur in the near term and adversely impact management's estimate of future cash flows and consequently the carrying amount of properties. No such impairment occurred for the year ended December 31, 2003.

INCOME/(LOSS) PER COMMON SHARE

      BR Energy calculates basic earnings per common share ("Basic EPS") using the weighted average number of common shares outstanding for the period. The income available to common shareholders is computed after deducting dividends on the Series E Preferred Stock. The convertible preferred stock and outstanding stock warrants and are considered anti-dilutive and therefore, excluded from the earnings per share calculations. As BR Energy recorded a loss in 2003 and 2002, common share equivalents outstanding would be anti-dilutive, therefore, have not been included in the weighted average shares outstanding. The following is a reconciliation of the numerators and denominators used in the calculation of Basic EPS for the years ended December 31, 2003 and 2002:

                        BASIC EPS COMPUTATION                                            2003             2002
                        ---------------------                                        ------------     ------------
                                                                                                        RESTATED
Loss from Continuing Operations ................................................     $   (411,206)    $ (1,379,383)
Less: Preferred Stock Dividends ................................................         (115,539)         (59,208)
                                                                                     ------------     ------------
Loss from Continuing Operations Available to Common Stockholders ...............     $   (526,745)    $  1,438,591)
Loss from Discontinued Operations ..............................................          (25,300)        (692,446)
                                                                                     ------------     ------------
Loss  Available to Common Stockholders .........................................     $   (552,045)    $ (2,131,037)
                                                                                     ============     ============

Common Stock Outstanding for the full year                                              7,516,094        7,455,344
                                                                                     ============     ============
Weighted Average of Conversion of Preferred Stock                                              --           53,156
                                                                                     ------------     ------------
Weighted Average Common Shares Outstanding                                              7,516,094        7,508,500
                                                                                     ============     ============

STOCK OPTIONS

      BR Energy accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, BR Energy has not recognized compensation expense for stock options granted. Had compensation cost for employee stock options been determined based on the fair value at the grant date consistent with SFAS No. 123, BR Energy's net loss and loss per share would have been as follows:

                                                                     2003             2002
                                                                 ------------     ------------
                                                                                    RESTATED
Net Loss, as reported ......................................     $    436,506     $  2,071,829
Stock Based Compensation ...................................            4,356           46,044
                                                                 ------------     ------------
Pro Forma Net Loss .........................................     $    440,862     $  2,117,873
                                                                 ============     ============
Net Loss Attributable to Common
Stockholders, as reported ..................................     $    552,045     $  2,131,037
Stock Based Compensation ...................................            4,356           46,044
                                                                 ------------     ------------
Pro Forma Net Loss .........................................     $    556,401     $  2,177,081
                                                                 ============     ============
Basic and Diluted Loss per Common
Share, as reported .........................................     $      (0.07)    $      (0.28)
                                                                 ============     ============
Basic and Diluted Loss per Common
Share, Pro Forma ...........................................     $      (0.07)    $      (0.29)
                                                                 ============     ============

                             BLUE RIDGE ENERGY, INC.

STOCK OPTIONS (CONTINUED)

      The fair value of each option grant to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               2003            2002
                                                            ----------      ----------
Risk free interest rate ...............................           4.26%            2.0%
Expected option life ..................................       10 years        10 years
Expected dividend yield ...............................              0%              0%
Volatility factor .....................................           1.20            0.90
Weighted average grant date fair value of options           $     0.33      $     0.67

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

CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

      BR Energy maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At December 31, 2003, BR Energy had $7,000 of cash balances that were uninsured.

INCOME TAXES

      Income taxes for the year ended December 31, 2003 and 2002 have been provided for at an estimated effective tax rate of 0%. Income taxes are provided for under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether BR Energy will generate sufficient future taxable income to utilize the net deferred tax assets, therefore for financial reporting purposes, a valuation allowance of $856,000 has been recognized to offset the net deferred tax assets. See Note 9 for additional information.

ADVERTISING

      BR Energy expenses advertising costs as these are incurred. For the years ended December 31, 2003 and 2002, these costs are included in the statement of operations as marketing costs.

RECLASSIFICATION

      Certain reclassifications have been made to the December 31, 2002 financial statements to conform with December 31, 2003 classification. These reclassifications have no effect on previously reported operating results.

                             BLUE RIDGE ENERGY, INC.

2.    RESTATEMENT

      In preparing the 2003 financial statements an error was identified that related to previously filed financial statements. An impairment loss on oil and gas properties should have been recorded in the year 2001. The error occurred when capitalized costs were compared to future revenues instead of comparing costs to future net cash flow in determining impairment The opening retained earnings balance as of January 1, 2002 has been restated to reflect the recording of an impairment charge of approximately $482,000 and an associated income tax benefit of $53,000. As a result of this adjustment, the December 31, 2002 financial statements have also been adjusted to reflect revisions to the previously reported amounts for depreciation, depletion and amortization, impairment, abandonment and dry hole costs and income tax benefit amounts on the statement of operations, and the property and equipment and accumulated deficit amounts on the balance sheet as of December 31, 2002. The following is a summary of the effect of the correction:

                                                             DECEMBER 31, 2001                   DECEMBER 31, 2002
                                                     --------------------------------    --------------------------------
            FINANCIAL STATEMENT ACCOUNT                 ORIGINAL          RESTATED          ORIGINAL          RESTATED
            ---------------------------              --------------    --------------    --------------    --------------
Impairment, Abandonment and Dry Hole Costs           $           --    $      482,317    $      292,327    $      268,559
Depreciation, Depletion and Amortization                    136,201           136,201           616,823           527,603
Income Tax Benefit from Continuing Operations              (138,384)         (191,135)          (52,751)               --
Net Loss                                             $      256,409    $      685,975    $    2,132,066    $    2,071,829

Property and Equipment, net                          $    1,807,885    $    1,325,568    $    1,319,123    $      949,794
Deferred Income Taxes                                       (52,751)               --                --                --
Accumulated Deficit                                  $   (2,674,996)   $   (3,104,562)   $   (4,866,270)   $   (5,235,599)

      These impacts are non-cash and have no effect on the Company's cash flow. All information in the financial statements have been restated to incorporate the above adjustments.

3.    AFFILIATED OIL AND GAS PARTNERSHIPS

      BR Energy provides turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $322,627 and $1,490,173 during 2003 and 2002, respectively.

      Included in BR Energy's financial statements are contributions made to the various Company sponsored oil and gas partnerships. BR Energy has allocated, on a pro rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

4.    RELATED PARTY TRANSACTIONS

A.    COMMON STOCK TRANSACTIONS

      As of December 31, 2003, there are 7,516,094 shares of common stock issued and outstanding. A total of 4,141,233 shares are held by BR Group and the remaining 3,374,861 shares are held by approximately 520 shareholders.

B.    ADVANCES FROM/TO RELATED PARTIES

      BR Group provides various management, administrative, accounting and geological services for BR Energy at a rate of $10,000 per month. Annually, management reviews the salary structure of applicable employees and proportional allocations to determine the reasonableness of the amounts and that fair value is received for services rendered. Based upon this review, the management fee was reduced in April 2003 to $10,000 from $20,750. BR Energy also reimburses BR Group for direct costs paid on its behalf and the costs of various drilling services. As of December 31, 2003 and 2002, $303,874 and $71,137, respectively, had been advanced by BR Group to BR Energy under these arrangements.

                             BLUE RIDGE ENERGY, INC.

4.    RELATED PARTY TRANSACTIONS (CONTINUED)

B.    ADVANCES FROM/TO RELATED PARTIES (CONTINUED)

      Additionally, in March, 2002, BR Group committed to extending BR Energy a $1,500,000 line of credit to facilitate the purchase of an interest in 48,000 miles of seismic data in the Texas Gulf Coast area. This line of credit had a term of one year, bore interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the seismic data and any oil and gas properties acquired through the implementation of this data. As of December 31, 2002 approximately $1,500,000 had been advanced by BR Group to BR Energy under this arrangement. This balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000. At this time, BR Group also committed to the purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments. Two of these installments were paid by BR Group in December 2002 and March 2003, thereby bringing BR Group's total investment in BR Energy's Series E Preferred Stock to $2,000,000 as of March 31, 2003. See Note 1 for further discussion regarding the retirement of the outstanding Series E Preferred Stock originally purchased by BR Group during the second quarter of 2003.

      BR Energy receives advances from its sponsored limited partnerships for turnkey drilling and completion services prior to completing such activities. These amounts are recorded as drilling advances and reflected as current liabilities until such drilling and completion activities have been completed and such amounts have been earned as income. As of December 31, 2003 and 2002, drilling advances received related to future obligations to be completed were $0 for both periods.

C.    MANAGEMENT FEE ARRANGEMENTS

      BR Group provides various management, administrative, accounting and geological services for BR Energy at a rate of $10,000 per month which has been determined on a proportional basis because specific identification of expenses is not practical. Annually, management reviews the salary structure of applicable employees and proportional allocations to determine the reasonableness of the amounts and that fair value is received for services rendered. Based upon this review, the management fee was reduced in April 2003 to $10,000 from $20,750. BR Energy's President, Patrick A. Kelleher will receive a 2% Carried Working Interest on all new oil and gas prospects developed by him for BR Energy and he will receive a 0.5% Carried Working Interest on all oil and gas prospects developed from the seismic acquisition previously mentioned.

D.    TURNKEY DRILLING CONTRACTS

      BR Energy enters into turnkey drilling contracts with its privately sponsored oil and gas partnerships to drill oil and gas wells. See Note 3 for additional disclosure.

E.    MANAGEMENT OF DRILLING RIGS

      BR Energy contracted with BR Group to manage and operate two drilling rigs it purchased in 1999. BR Group collected all drilling revenues and paid all expenses related to the drilling operations and accounted to BR Energy on a periodic basis for the net profits from operations for the two rigs owned by BR Energy. BR Energy discontinued the operation of the drilling rigs during 2002. See Note 1 for further discussion.

                             BLUE RIDGE ENERGY, INC.

5.    PROPERTY AND EQUIPMENT

      Property and equipment, stated at cost, consisted of the following at December 31, 2003 and 2002:

                                                                        2003             2002
                                                                    ------------     ------------
                                                                                       RESTATED
Proved Oil and Gas Properties .................................     $  1,960,334     $  1,758,326
Unproved Oil and Gas Properties ...............................           47,391           97,666
Seismic License & Data ........................................               --        2,287,429
Furniture and Computer Equipment ..............................          106,999           24,782
                                                                    ------------     ------------
                                                                       2,114,724        4,168,203
Less Accumulated Depletion, Depreciation and Amortization               (667,890)        (713,995)
Less Impairment                                                         (643,549)        (643,549)
                                                                    ------------     ------------
                                                                    $    803,285     $  2,810,659
                                                                    ============     ============

      Depreciation, depletion and amortization expense was $526,728 and $527,603 during the years ended 2003 and 2002, respectively.

      During 2003 and 2002, BR Energy provided for impairment, abandonment and dry hole costs of $200,482 and $268,559, respectively. Abandonment losses represent the abandonment of an entire group of development wells in a common geological structure, which ceased to be economically productive, or abandonment of unproved, undeveloped costs.

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

6.    SEISMIC DATA ACQUISITION

      During March 2002, BR Energy purchased a 35% interest in Channel, LLC which resulted in a 17.5% working interest in approximately 48,000 miles of seismic data in the Texas Gulf Coast area, BR Energy committed to participating in the reprocessing of this data. It was estimated that reprocessing would be completed by 2003 at a cost to BR Energy of approximately $2.3 million. BR Energy paid $1.5 million of these costs to date and recorded the remaining $750,000 as Seismic Data Payable through December 31, 2002. See Note 1 for further discussion regarding the sale of this data during the second quarter of 2003.

7.    LONG TERM DEBT

      BR Energy has entered into various notes payable with former partnership investors to purchase their partnership interests. As of December 31, 2003, the remaining balance due on these notes was $6,000. This balance was paid in full during the first quarter of 2004.

8.    OPERATING LEASE

      BR Energy entered into an operating lease for its administrative office in Houston, Texas on April 1, 2003. The lease expires on June 30, 2008 and calls for future minimum lease payments of $115,330 for 2004 - 2007 and $57,665 for 2008. Total rental expense was approximately $48,000 for 2003.

                             BLUE RIDGE ENERGY, INC.

9.    INCOME TAXES

      The tax effect of significant temporary differences representing the net deferred tax liability at December 31, were as follows:

                                                          2003            2002
                                                       ----------      ----------
                                                                        RESTATED
Net Operating Loss Carryforward ..................     $  974,022      $  797,390
Intangible Drilling Costs ........................       (422,033)       (305,373)
Depletion, Depreciation and Amortization .........        303,757         421,976
Valuation Allowance ..............................       (855,746)       (913,993)
                                                       ----------      ----------
Net Deferred Tax Liability .......................     $        0      $        0
                                                       ==========      ==========

      BR Energy recorded $0 as income tax expense for the years ended December 31, 2003 and 2002, as a result of the net loss recognized in each of these years. Further, an income tax benefit was not recognized in either of the years due to the uncertainty of BR Energy's ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.

        The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

                                                             2003                       2002
                                                          ----------                 ----------
                                                                                      RESTATED
                                                            AMOUNT      PERCENT        AMOUNT      PERCENT
                                                          ----------   ----------    ----------   ----------
Income tax benefit computed at the statutory rate         $  148,412         34.0%   $  704,422         34.0%
Increase (reduction) in tax benefit resulting from:
    State and local income taxes, net of
        Federal tax effect                                    17,460          4.0%       82,873          4.0%
    Permanent items                                           (3,800)        (0.9)%      (2,958)        (0.1)%

    Valuation allowance                                     (162,072)       (37.1)%    (784,337)       (37.9)%
                                                          ----------   ----------    ----------   ----------
Income Tax Benefit                                        $        0          0.0%   $        0          0.0%
                                                          ==========   ==========    ==========   ==========

      At December 31, 2002, BR Energy had a net operating loss carry forward of $2,169,000 to offset future taxable income. This net operating loss carry forward will begin expiring in 2020 unless utilized sooner. BR Energy has estimated a net operating loss carryforward of $2.6 million as of December 31, 2003.

                             BLUE RIDGE ENERGY, INC.

10.   COMMITMENTS AND CONTINGENCIES

COMMITMENTS

      Neither BR Energy nor any of its properties is subject to any material pending legal proceedings. From time to time, BR Energy may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of BR Energy.

CONTINGENCIES

      BR Energy's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, BR Energy maintains general liability insurance coverage of approximately $10 million per occurrence and in the aggregate. BR Energy believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect BR Energy against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. BR Energy has never been fined or incurred liability for pollution or other environmental damage in connection with its operations. As of December 31, 2003, BR Energy had no significant customers or suppliers, other than Blue Ridge Group, which could have a significant adverse effect on BR Energy's operations.

11.   STOCKHOLDERS' EQUITY

      BR Energy is authorized to issue two classes of stock that are designated as common and preferred stock. As of December 31, 2003 and 2002, BR Energy was authorized to issue 25,000,000 shares of stock, 20,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

SERIES D PREFERRED STOCK

      During 1998, BR Energy authorized the issuance and sale of 1,000,000 shares of Series D Preferred Stock ("Series D Stock") which has a par value of $0.001 per share at $5.00 per share. The Series D Stock bears a 12% per annum dividend payable monthly. Each share of the Series D Stock shall be converted automatically into one share of Common Stock effective when a Securities Act Registration Statement for the Common Stock is filed with the SEC or two years from issuance, whichever occurs first.

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

SERIES E PREFERRED STOCK

      In June, 2002, BR Energy authorized the issuance and sale of 750,000 shares of Series E Preferred Stock, which has a par value of $0.001 per share at $10.00 per share. The Series E Preferred Stock bears a 12% per annum dividend payable quarterly and a participating dividend equal to 3% of the net profits from the oil and gas properties acquired with the proceeds of the offering, also payable quarterly. Each share of the Series E Preferred Stock shall be converted automatically into five shares of common stock five years after the closing of the offering, or at such time as BR Energy's registered common stock has traded at $12.50 per share average for a 30 day period, but in any event no earlier than three years after the final closing of the offering, which was December 31, 2002.

                             BLUE RIDGE ENERGY, INC.

11.   STOCKHOLDERS' EQUITY (CONTINUED)

SERIES E PREFERRED STOCK (CONTINUED)

      In the event of any liquidation, dissolution or winding up of BR Energy, either voluntary or involuntary, the existing holders of Series E Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of BR Energy to the holders of common stock, the amount of $10.00 per share plus all unpaid dividends on each share of Series E Preferred Stock then held by the shareholder.

      In May, 2003, BR Group agreed to the cancellation and retirement of the 50,000 and 200,000, shares, respectively, of Series E Preferred Stock which it had received for the $2,000,000 paid to BR Energy to date as discussed in Note
1. As of December 31, 2003, 23,300 shares of Series E Preferred Stock were issued and outstanding.

STOCK OPTIONS

      On August 8, 2001 the Shareholders of BR Energy approved the Blue Ridge Energy Stock Option Plan (the Plan) which allows for the granting of stock options to eligible employees and directors. BR Energy accounts for the Plan in accordance with APB 25. Accordingly, BR Energy has not recognized compensation expense for stock options granted.

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

      A summary of stock option activity follows:

                                        OPTION SHARES                     WEIGHTED-
                                        AVAILABLE FOR     OPTIONS       AVERAGE PRICE
                                            GRANT       OUTSTANDING       PER SHARE
                                        -------------   -----------     -------------
December 31, 2001 .................         500,000       500,000         $   1.70
         Authorized ...............         144,580            --               --
         Granted ..................        (843,750)      843,750             0.40
         Forfeited ................         275,000      (275,000)            1.70
         Exercised ................              --            --               --
                                           --------     ---------         --------
December 31, 2002 .................          75,830     1,068,750         $   0.67
                                           ========     =========         ========
         Authorized ...............              --            --               --
         Granted ..................         (20,000)       20,000         $   0.47
         Forfeited ................              --            --               --
         Exercised ................              --            --               --
                                           --------     ---------         --------
December 31, 2003 .................          55,830     1,088,750         $   0.67
                                           ========     =========         ========

      The weighted average remaining contractual life of shares outstanding at December 31, 2003 is 8.15 years.

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

                             BLUE RIDGE ENERGY, INC.

11.   STOCKHOLDERS' EQUITY (CONTINUED)

COMMON STOCK WARRANTS

      In September 2001, BR Energy issued 190,000 warrants, with varying prices and forfeiture clauses, for the purchase of Common Stock in connection with the sale of units in the Blue Ridge Development Plus 2000 Limited Partnership. As of December 31, 2003 126,666 warrants are exercisable through September 2004 at an exercise price of $6.00.

      In conjunction with the issuance of the Series E Preferred Stock one common stock warrant was issued for each share of Series E Preferred Stock issued. These warrants expire on December 31, 2005 and call for an exercise price of $4.00 per share. BR Energy entered into a Managing Dealer Agency Agreement for the brokering of the Series E Preferred Stock, which called for the issuance of warrants based on the number of shares issued. On August 30, 2002 and December 26, 2002 BR Energy issued 12,000 warrants to two dealers. These warrants expire five years from the date of issuance and call for an exercise price of $0.40 per share, which was the trading price of the common stock on the dates of issuance.

      Based upon BR Energy's Black-Scholes evaluation, the fair value of the above warrants is insignificant.

      The following table discloses warrants issued and outstanding as of December 31, 2003. All warrants expire at the end of the exercisable period. These warrants have not been registered with the SEC and accordingly, are restricted for sale under Rule 144.

         TITLE OF                  AGGREGATE AMOUNT               DATE FROM              PRICE AT                   ISSUED IN
         ISSUE OF                    OF SECURITIES             WHICH WARRANTS         WHICH WARRANTS             CONNECTION WITH
        SECURITIES              CALLED FOR BY WARRANTS         ARE EXERCISABLE        ARE EXERCISABLE            WARRANTS ISSUED
-------------------------       ----------------------       -------------------     -----------------        ----------------------
Series D2 Preferred.......              429,900                  June 8, 2000        $1.00 for 1 share
Stock Warrants............             Warrants                    through                of BREY                   Series D2
                                                                 May 31, 2004          Common Stock              Preferred Stock

Series E..................              632,133                January 1, 2000       $3.00 for 1 share          Sale of units in
Stock Warrants............             Warrants                    through                of BREY                 1998 Year End
                                                               January 1, 2004         Common Stock             Drilling Program

Common....................               23,300               December 31, 2002      $4.00 for 1 share
Stock Warrants............             Warrants                    through                of BREY                   Series E
                                                              December 31, 2005        Common Stock              Preferred Stock

Common....................               12,000               August 30, 2002 &
Stock Warrants............             Warrants               December 26, 2002
                                                                   through           $0.40 for 1 share
                                                               August 30, 2007            of BREY                   Series E
                                                              December 26, 2007        Common Stock              Preferred Stock

Series F..................              335,728                 March 27, 2000       $3.00 for 1 share         Exchange for proved
Stock Warrants............             Warrants                    through                of BREY                properties from
                                                                March 27, 2005         Common Stock            Paluxy Partnership

Series F..................              521,208                 March 27, 2000       $3.00 for 1 share         Exchange for proved
Stock Warrants............             Warrants                    through                of BREY                properties from
                                                                March 27, 2005         Common Stock               Sherman Moore

Series H..................              190,000                  January 2002        During 2002 $4.00          Sale of units in
Stock Warrants............             Warrants                    through           During 2003 $5.00        Blue Ridge Development
                                                                 January 2005        During 2004 $6.00        Plus 2000 Partnership
                                                                                      for 1 share of
                                                                                     BREY Common Stock

                             BLUE RIDGE ENERGY, INC.

12.   FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

      BR Energy's operating activities can be divided into two major segments: turnkey drilling services for Company sponsored partnerships and the operation of oil and gas properties. BR Energy earns income from drilling oil and gas wells for Company-sponsored drilling partnerships and retains an interest in each well. BR Energy charges Company sponsored partnerships and other third parties competitive industry rates for well operations and drilling services. Segment information for the years ended December 31, 2003 and 2002 is as follows:

                                                                                     DECEMBER 31,     DECEMBER 31,
                                                                                         2003             2002
                                                                                     ------------     ------------
                                                                                                        RESTATED
SEGMENT REVENUES:
   Turnkey Revenue and Related Partnership Fees ................................     $  1,299,894     $  1,490,173
   Oil and Gas Sales ...........................................................          535,406          167,753
                                                                                     ------------     ------------
   Total Revenues ..............................................................     $  1,835,300     $  1,657,926
                                                                                     ============     ============

SEGMENT INCOME / (LOSS) BEFORE INCOME TAXES:
   Turnkey Income and Related Partnership Fees .................................     $    802,988     $    289,960
   Oil and Gas Production ......................................................         (329,342)        (676,791)
   Unallocated Amounts:
   General and Administrative ..................................................         (969,763)      (1,042,953)
   Interest and Other Income (Expense), net ....................................            9,801          (22,438)
   Gain on Sale of Assets ......................................................           75,110           72,839
                                                                                     ------------     ------------
   Total Income (Loss) .........................................................     $   (411,206)    $ (1,379,383)
                                                                                     ============     ============

SEGMENT ASSETS:
   Turnkey Drilling Operations .................................................     $     17,035     $      7,865
   Oil and Gas Operations ......................................................          999,327        2,935,639
   Unallocated Amounts-Cash ....................................................           71,256          335,907
                                                                                     ------------     ------------
   Total Assets ................................................................     $  1,087,618     $  3,279,411
                                                                                     ============     ============

EXPENDITURES FOR SEGMENT LONG-LIVED ASSETS
   Turnkey Operations ..........................................................     $         --     $         --
   Oil and Gas Operations ......................................................          415,014          567,721
                                                                                     ------------     ------------
   Total Expenditures ..........................................................     $    415,014     $    567,721
                                                                                     ============     ============

         As a result of BR Energy fully implementing its business plan during 2003, as discussed in Note 1, BR Energy's operating activities are no longer operated and managed as two major segments of business. Effective January 1, 2004, BR Energy will no longer be reporting on business segments until a future event causes such reporting.

                             BLUE RIDGE ENERGY, INC.
               SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                            AND PRODUCTION ACTIVITIES
                                   (UNAUDITED)

COSTS INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES AS OF DECEMBER 31:

                                                                                        2003           2002
                                                                                     ----------     ----------
                                                                                                     RESTATED
Acquisition of properties
        -Proved ................................................................     $       --     $       --
        -Unproved ..............................................................         99,110             --
Exploration costs ..............................................................        305,769        107,327
Development costs ..............................................................         10,135        133,812
Company's share of equity method investee costs of property
acquisition  exploration and development .......................................             --             --
                                                                                     ----------     ----------
                                                                                     $  415,014     $  241,139
                                                                                     ==========     ==========

CAPITALIZED COSTS OF OIL AND GAS PROPERTIES AS OF DECEMBER 31:

                                                                                         2003             2002
                                                                                     ------------     ------------
                                                                                                         RESTATED
Proved Oil and Gas Properties ..................................................     $  1,960,334     $  1,758,326
Unproved Oil and Gas Properties ................................................           47,391           97,666
                                                                                     ------------     ------------
                                                                                     $  2,007,725     $  1,855,992

Less Accumulated Depreciation, Depletion and Amortization ......................       (1,299,724)        (930,980)
                                                                                     ------------     ------------
                                                                                     $    708,001     $    925,012
                                                                                     ============     ============

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES FOR THE YEARS ENDED DECEMBER 31:

                                                                                         2003             2002
                                                                                     ------------     ------------
                                                                                                         RESTATED

Oil and gas sales ..............................................................     $    535,406     $    167,753
Gain on sale of oil and gas leases .............................................           75,110           72,839
Production costs ...............................................................         (137,538)         (48,382)
Exploration expenses ...........................................................         (200,482)        (107,327)
Depreciation, depletion and amortization and valuation provision ...............         (370,651)        (262,271)
                                                                                     ------------     ------------
                                                                                     $    (98,155)    $   (177,388)
Income tax effect ..............................................................               --               --
                                                                                     ------------     ------------
Results of operations for oil and gas producing activities
   (excluding corporate overhead and financing cost) ...........................     $    (98,155)    $   (177,388)
                                                                                     ============     ============

                             BLUE RIDGE ENERGY, INC.
               SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                    AND PRODUCTION ACTIVITIES -- (CONTINUED)
                                   (UNAUDITED)

PROVED OIL AND GAS RESERVE QUANTITIES

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

                                                                             OIL (BBLS)        GAS (MCF)
                                                                             ----------        ---------
Reserves-December 31, 2001.............................................         9,801           255,651
Revisions..............................................................        18,692           (91,223)
Extensions.............................................................        13,724           107,485
Production.............................................................        (2,629)          (32,914)
                                                                               ------           -------
Reserves - December 31, 2002...........................................        39,588           238,999
Revisions..............................................................       (16,230)          (69,089)
Sale of Minerals in Place..............................................        (1,579)          (15,100)
Extensions.............................................................            --           319,917
Production.............................................................        (5,168)          (84,675)
                                                                               ------           -------
Reserves - December 31, 2003...........................................        16,611           390,052
                                                                               ======           =======
Proved Developed Reserves
      December 31, 2001................................................         9,801           255,651
                                                                               ------           -------
      December 31, 2002................................................        32,726           228,999
                                                                               ------           -------
      December 31, 2003................................................        16,611           363,052
                                                                               ------           -------

                             BLUE RIDGE ENERGY, INC.
               SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
                    AND PRODUCTION ACTIVITIES -- (CONTINUED)
                                   (UNAUDITED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

      The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS No. 69:

                                                                                     DECEMBER 31,     DECEMBER 31,
                                                                                        2003             2002
                                                                                     ------------     ------------
Future cash inflows ............................................................     $  2,608,596     $  2,159,015
Future development costs .......................................................          (33,345)        (118,000)
Future production costs ........................................................         (645,982)        (823,054)
Future income taxes ............................................................          (17,205)              --
                                                                                     ------------     ------------
Future net cash flows ..........................................................     $  1,912,064     $  1,217,961
10% annual discount for estimated timing of cash flow                                    (473,084)        (378,644)
                                                                                     ------------     ------------
Standardized measure of discounted future net cash flows                             $  1,438,980     $    839,317
                                                                                     ============     ============

                                                                                     DECEMBER 31,     DECEMBER 31,
                                                                                        2003             2002
                                                                                     ------------     ------------
Changes in Standardized Measure of Discounted Future Net
Cash Flows:
Standardized measure of discounted future net cash flows
(beginning) ....................................................................     $    839,317     $    261,729
Sales of oil and gas, net of production costs ..................................         (397,868)        (119,371)
Net changes in price and production costs ......................................         (518,676)        (158,799)
Revisions of previous quantity estimates .......................................         (244,268)          95,641
Change in future income taxes ..................................................          (13,807)         154,941
Accretion of discount ..........................................................           83,932         (175,548)
Extensions and discoveries, net of production and development costs ............        1,106,300          780,724
Sales of reserves in place .....................................................          (71,782)              --
Changes in future development costs ............................................           34,801               --
Development costs incurred during the period that reduced future
development costs ..............................................................          241,146               --
Changes in production rates and other ..........................................          379,885               --
                                                                                     ------------     ------------
Standardized measure of discounted future net cash flows (ending) ..............     $  1,438,980     $    839,317
                                                                                     ============     ============

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