Form 10QSB
period 2004-03-31
BLUE RIDGE ENERGY INC
filed 2004-05-14
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,516,094 shares of common stock as of May 11, 2004 and 23,300 shares of Series E Preferred Stock as of May 11, 2004.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

                                     INDEX                                                                   NUMBER
------------------------------------------------------------------------------------                         ------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         FINANCIAL STATEMENTS OF REGISTRANT

         Balance Sheets as of March 31, 2004 and December 31, 2003                                                3
         Statements of Operations for the three months ended March 31, 2004 and 2003                              4
         Statements of Cash Flows for the three months ended March 31, 2004 and 2003                              5
         Notes to Financial Statements                                                                         6-11

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS                                         12-16
ITEM 3.            CONTROLS AND PROCEDURES                                                                       16

                                     PART II

                                OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS                                                                             17
ITEM 2.            CHANGES IN SECURITIES                                                                         17
ITEM 3.            DEFAULTS UPON SENIOR SECURITIES                                                               17
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                           17
ITEM 5.            OTHER INFORMATION                                                                             17
ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K                                                              17
SIGNATURE                                                                                                        17

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS

                                                                                       MARCH 31,            DECEMBER 31,
                                                                                         2004                   2003
                                                                                      -----------           ------------
                                                                                      (UNAUDITED)
                                                       ASSETS
CURRENT ASSETS:
   Cash                                                                               $    89,645           $    71,256
   Accounts Receivable:
      Managed Limited Partnerships                                                          8,165                17,035
      Trade and Other                                                                      79,600               189,018
   Prepaid Expenses and Other Current Assets                                               12,871                     -
                                                                                      -----------           -----------
        TOTAL CURRENT ASSETS                                                              190,281               277,309
PROPERTY AND EQUIPMENT, NET                                                               752,073               803,285
OTHER NONCURRENT ASSETS                                                                     7,024                 7,024
                                                                                      -----------           -----------
        TOTAL ASSETS                                                                  $   949,378           $ 1,087,618
                                                                                      ===========           ===========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts Payable and Accrued Liabilities                                           $   173,448           $   188,126
   Advances from Related Parties                                                          470,343               303,874
   Current Portion Long Term Debt                                                               -                 6,000
                                                                                      -----------           -----------
      TOTAL CURRENT LIABILITIES                                                           643,791               498,000
                                                                                      -----------           -----------
COMMITMENTS AND CONTINGENCIES                                                                   -                     -
STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 23,300 shares issued and outstanding at March 31, 2004 and December 31,
      2003 (liquidation preference of $233,000
      at March 31, 2004 and December 31, 2003)                                                 23                    23
   Common Stock, $0.005 par value; 20,000,000 shares authorized; 7,516,094
      shares issued and outstanding at March 31, 2004 and December 31, 2003                37,581                37,581
   Additional Paid-In Capital                                                           6,339,658             6,339,658
   Accumulated Deficit                                                                 (6,071,675)           (5,787,644)
                                                                                      -----------           -----------
      TOTAL STOCKHOLDERS' EQUITY                                                          305,587               589,618
                                                                                      -----------           -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   949,378           $ 1,087,618
                                                                                      ===========           ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                        ---------------------------------
                                                                           2004                   2003
                                                                        -----------           -----------
OPERATING REVENUES:
Oil and Gas Property Sales to Related Parties                           $         -           $   255,000
Oil and Gas Sales                                                           130,148                73,590
                                                                        -----------           -----------
        TOTAL OPERATING REVENUES                                            130,148               328,590
                                                                        -----------           -----------
OPERATING COSTS AND EXPENSES:
   Turnkey Contract Costs                                                         -                 9,457
   Cost of Oil and Gas Property Sales to Related Parties                          -                95,000
   Lease Operating Costs                                                     46,282                12,304
   Depreciation, Depletion and Amortization                                  63,969               178,188
   Dry Hole and Abandonment Costs                                               158                85,173
   Marketing Costs                                                                -                24,804
   General and Administrative Costs                                         292,080               232,130
                                                                        -----------           -----------
        TOTAL OPERATING COSTS AND EXPENSES                                  402,489               637,056
                                                                        -----------           -----------
OPERATING LOSS                                                             (272,341)             (308,466)
                                                                        -----------           -----------
OTHER (EXPENSE) INCOME:
   Interest Income                                                                -                   461
   Other Expense                                                             (4,700)                    -
                                                                        -----------           -----------
        TOTAL OTHER (EXPENSE) INCOME                                         (4,700)                  461
                                                                        -----------           -----------
        LOSS BEFORE INCOME TAXES                                           (277,041)             (308,005)
INCOME TAX PROVISION                                                              -                     -
                                                                        -----------           -----------
       NET LOSS                                                         $  (277,041)          $  (308,005)
                                                                        -----------           -----------
       SERIES E PREFERRED STOCK CASH DIVIDENDS                               (6,990)              (61,022)
                                                                        -----------           -----------
       NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                     $  (284,031)          $  (369,027)
                                                                        ===========           ===========
       NET LOSS PER COMMON SHARE                                        $     (0.04)          $     (0.05)
                                                                        ===========           ===========
Weighted Average Common Shares Outstanding - Basic and Diluted            7,516,094             7,516,094
                                                                        ===========           ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     -----------------------------
                                                                       2004                 2003
                                                                     ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                          $(277,041)          $(308,005)
   Adjustments to Reconcile Net Loss to Net Cash Flows from
      Operating Activities:
      Depreciation, Depletion and Amortization                          63,969             178,188
      Dry Hole and Abandonment Costs                                       158              85,173
      Change in Assets from Discontinued Operations                          -             164,000
      Change in Operating Assets and Liabilities:
        Accounts Receivable                                            118,288              (7,255)
        Prepaid Expenses and Other Assets                              (12,871)             47,099
        Seismic Data Costs Payable                                           -            (252,978)
        Accounts Payable and Accrued Liabilities                       (14,678)            (31,582)
                                                                     ---------           ---------
       NET CASH USED IN OPERATING ACTIVITIES                          (122,175)           (125,360)
                                                                     ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Furniture and Computer Equipment                         (8,829)                  -
   Purchase of Oil and Gas Properties                                   (4,086)           (247,729)
                                                                     ---------           ---------
       NET CASH USED IN INVESTING ACTIVITIES                           (12,915)           (247,729)
                                                                     ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on Long Term Debt                                           (6,000)             (6,000)
   Increase (decrease) in Advances from Affiliate                      166,469             (79,935)
   Preferred Stock Subscription Receivable                                   -             260,000
   Cost to Sell Preferred Stock                                              -             (14,400)
   Dividends Paid                                                       (6,990)            (61,022)
                                                                     ---------           ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                       153,479              98,643
                                                                     ---------           ---------
       NET INCREASE (DECREASE) IN CASH                                  18,389            (274,446)
CASH AT BEGINNING OF PERIOD                                             71,256             335,907
                                                                     ---------           ---------
CASH AT END OF PERIOD                                                $  89,645           $  61,461
                                                                     =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Paid for Interest                                            $       -           $       -
                                                                     =========           =========
   Cash Paid for Income Taxes                                        $       -           $       -
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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

      The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-KSB of the Registrant for its fiscal year ended December 31, 2003 and subsequent filings with the Securities and Exchange Commission.

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

      With a new technical management team, additional directors and establishing an office in Houston, BR Energy began a new business plan that focuses on shifting our oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and stockholder equity through oil and natural gas drilling projects. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs and as an independent producer of oil and natural gas.

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

      In order to facilitate the purchase of this interest, BR Energy's majority shareholder, Blue Ridge Group, Inc. (BR Group), committed to extending BR Energy a $1,500,000 line of credit with a term of one year, bearing interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the exploration program. This $1,500,000 balance was satisfied in full on March 31, 2003 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000. At this time, BR Group also committed to the purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments. Two of these installments were paid by BR Group in December 2002 and March 2003, thereby bringing BR Group's total investment in BR Energy's Series E Preferred Stock to $2,000,000 as of March 31, 2003.

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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

      In return for this agreement, BR Energy agreed to repay $187,000 of the funds received from the sale of the Series E Preferred Stock, cancelled the remaining subscription receivable for 50,000 shares of Series E Preferred Stock and transferred to BR Group all of its interest in the seismic information, which had a book value of $1,719,000 when this new agreement was reached with BR Group, and any future oil and gas properties identified by this information to be acquired and developed. The net effect of the transaction was BR Energy recorded $568,752 in Additional Paid-In-Capital from BR Group. BR Energy retained all of its interest in any oil and gas properties previously acquired and developed under this arrangement. Additionally, BR Energy will be carried at no cost for 25% of any future interests acquired and developed by BR Group through the utilization of this data. When BR Group has recouped 100% of all monies expended for the initial seismic acquisition, as well as the subsequent acquisition and development of oil and gas properties under this arrangement, BR Energy shall have the right, but not the obligation, to reverse its position with BR Group whereby BR Energy would receive 75% of the interest in future oil and gas properties and "carry" BR Group for 25% of the interest.

      BR Energy had a net loss of approximately $277,000 during the first three months of 2004 and had a working capital deficit of approximately $454,000 at March 31, 2004. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

      Management has taken significant steps to address the financial condition of BR Energy, to increase cash flows and to achieve better operating results, principally by implementing its new business plan and discontinuing its contract drilling service segment in 2002. BR Energy has extended the March 3, 2003 sales and service agreement with BR Group until March 3, 2005 and has obtained a resolution from BR Group to provide the necessary financial support for BR Energy through at least April 1, 2005.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

      BR Energy follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Management has determined that any future costs related to plugging and abandonment of producing wells will be offset by the value of equipment removed from the well site. Therefore, no liability has been recorded as of March 31, 2004. These costs will be evaluated quarterly and, if circumstances dictate a liability is necessary, an amount will be recorded and subsequently amortized over the life of the well.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

      Financial Accounting Standards Board Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, was issued in January 2003. FIN No. 46 addresses consolidation by business enterprises of variable interest entities. It applied immediately to variable interest entities created after January 2003. For entities created prior to this date, FIN No. 46 was to be effective in the fourth quarter 2003; however, FIN No. 46 (revised December
2003) delayed the effective date to the first quarter of 2004. The adoption of FIN No. 46 had no impact on BR Energy's financial statements. The adoption of FIN No. 46 (revised) had no impact on the interim financial statements and is not expected to have a material impact on the financial statements in the future.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

REVENUE RECOGNITION

      Oil and gas revenue, from working interests BR Energy owns, are recognized at the point of sale. Revenues from Turnkey contract sales and property sales are recognized when the contracts and property sales are completed.

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

CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

      BR Energy maintains its cash balances in three financial institutions located in Houston, Texas and Bowling Green Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At March 31, 2004, there were no cash balances that were uninsured.

PROPERTY AND EQUIPMENT

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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

IMPAIRMENT OF LONG-LIVED ASSETS

      BR Energy follows the provisions of SFAS No. 144. Consequently, BR Energy reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. BR Energy assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by BR Energy using the present value of future cash flows discounted at 10%, in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

INCOME/(LOSS) PER COMMON SHARE

      BR Energy calculates basic earnings per common share ("Basic EPS") using the weighted average number of common shares outstanding for the period. The income available to common shareholders is computed after deducting dividends on the Series E Preferred Stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. As BR Energy recorded a loss in 2004 and 2003, common share equivalents outstanding would be anti-dilutive, therefore, have not been included in the weighted average shares outstanding.

      Various warrants for the purchase of common stock were outstanding as of March 31, 2004. These warrants were convertible into 1,512,136 shares of common stock that are exercisable at prices ranging from $0.40 to $6.00 per share.

STOCK OPTIONS

      BR Energy accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, BR Energy has not recognized compensation expense for stock options granted. BR Energy granted 20,000 stock options in the first quarter of 2004. Had compensation cost for employee stock options been determined based on the fair value at the grant date consistent with SFAS No. 123, BR Energy's net loss and loss per share would have been as follows:

                                         MARCH 31,      MARCH 31,
                                           2004           2003
                                       -----------    -----------
Net Loss, as reported...............   $   277,041    $   308,005
Stock Based Compensation............         3,844          4,356
                                       -----------    -----------
Pro Forma Net Loss..................   $   280,885    $   312,361
                                       ===========    ===========
Net Loss Attributable to Common
Stockholders, as reported...........   $   284,031    $   369,027
Stock Based Compensation............         3,844          4,356
                                       -----------    -----------
Pro Forma Net Loss..................   $   287,875    $   373,383
                                       ===========    ===========
Basic and Diluted Loss per Common
Share, as reported..................   $     (0.04)   $     (0.04)
                                       ===========    ===========
Basic and Diluted Loss per Common
Share, Pro Forma....................   $     (0.04)   $     (0.05)
                                       ===========    ===========

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

      The fair value of each option grant to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           MARCH 31,   MARCH 31,
                                                             2004         2003
                                                          ----------   ---------
Risk free interest rate....................                    3.86%        4.26%
Expected option life.......................                10 years     10 years
Expected dividend yield....................                       0%           0%
Volatility factor..........................                    1.02         1.20
Weighted average grant date fair value of options         $    0.31    $    0.33

INCOME TAXES

      Income taxes in the three months ended March 31, 2004 and 2003 have been provided for at an estimated effective tax rate of 0%.

      Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether BR Energy will generate sufficient future taxable income to utilize the net deferred tax assets, therefore for financial reporting purposes, a valuation allowance of $961,000 and $856,000 as of March 31, 2004 and December 31, 2003, respectively, has been recognized to offset the net deferred tax assets.

2.    AFFILIATED OIL AND GAS PARTNERSHIPS

      BR Energy, from time to time, provides turnkey drilling services for the various oil and gas partnerships which it sponsors. No fees were earned for these drilling services, including the sale of leases to the partnerships, during the three months ended March 31, 2004 and 2003.

      Included in the financial statements are contributions made to the various sponsored oil and gas partnerships, less the applicable loss generated by these partnerships relative to BR Energy's percentage ownership. BR Energy has allocated, on a pro-rata basis, the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

3.    RELATED PARTY TRANSACTIONS

STOCK TRANSACTIONS

      As of March 31, 2004, there are 7,516,094 shares of common stock issued and outstanding. A total of 4,141,233 shares are held by BR Group and the remaining 3,374,861 shares are held by approximately 520 shareholders.

ADVANCES TO/FROM RELATED PARTIES

      BR Group provides management, administrative, accounting and geological services for BR Energy at a rate of $10,000 per month. The fee amount has been determined on a proportional basis based upon employees' time spent because specific identification of expenses is not practical. BR Energy believes that this cost allocation method of expenses is reasonable and that this management fee represents the fair market value of the services rendered. BR Energy also reimburses BR Group for direct costs paid on its behalf and the costs of various drilling services. Additionally, as a matter of ongoing business, BR Group will advance funds to BR Energy against work in progress with no interest being charged on the balance. As of March 31, 2004 and December 31, 2003, net advances from BR Group were approximately $470,000 and $304,000, respectively.

      During the first quarter of 2003, BR Energy entered into a sales and service agreement with BR Group whereby BR Energy will assemble oil and gas prospects, if requested by BR Group, and conduct the drilling, completion and production operations of the oil and gas wells on said prospects. For these services BR Energy will receive a prospect fee on the acreage acquired ($250 per acre), a 10% Carried Working Interest in the acreage acquired, a 7.5% management fee on all monies expended in drilling and completing the wells and various overhead fees. The first three prospects under this arrangement were sold to BR Group during 2003 for $938,000 less expenses of $429,000 for a net prospect fee of $509,000 which was included in advances to/from BR Group at March 31, 2004.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

      BR Energy's President, Patrick A. Kelleher will receive a 2% Carried Working Interest on all new oil and gas prospects developed by him for BR Energy and he will receive a 0.5% Carried Working Interest on all oil and gas prospects developed from the seismic acquisition previously mentioned.

4.    COMMITMENTS AND CONTINGENCIES

COMMITMENTS

      BR Energy nor any of its properties are subject to any material pending legal proceedings. From time to time, BR Energy may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of BR Energy.

CONTINGENCIES

      BR Energy's oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, BR Energy maintains general liability insurance coverage of approximately $10 million per occurrence and in the aggregate. BR Energy believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect BR Energy against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. BR Energy has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

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

All of the periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports. BR Energy will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-KSB as filed with the SEC. For copies of this, or any other filings, please contact: Norman Haisler at Blue Ridge Energy, Inc. 10777 Westheimer, Suite 170 Houston, Texas 77042 or call (832) 358-3900.

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

With the establishment of a new technical management team, additional directors and an office in Houston, BR Energy began a new business plan that focuses on shifting our oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and stockholder equity through oil and natural gas drilling projects.

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

In order to facilitate the purchase of this interest, BR Energy's majority shareholder, Blue Ridge Group, Inc. (BR Group), committed to extending BR Energy a $1,500,000 line of credit with a term of one year, bearing interest at 9% per annum on all unpaid balances and was secured by all of BR Energy's interests in the exploration program. This $1,500,000 balance was satisfied in full on March 31, 2003 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000. At this time, BR Group also committed to the purchase of an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments. Two of these installments were paid by BR Group in December 2002 and March 2003, thereby bringing BR Group's total investment in BR Energy's Series E Preferred Stock to $2,000,000 as of March 31, 2003.

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

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

In return for this agreement, BR Energy agreed to repay $187,000 of the funds received from the sale of the Series E Preferred Stock, cancelled the remaining subscription receivable for 50,000 shares of Series E Preferred Stock and transferred to BR Group all of its interest in the seismic information, which had a book value of $1,719,000 when this new agreement was reached, and any future oil and gas properties identified by this information to be acquired and developed. The net effect of the transaction was BR Energy recorded $568,752 in Additional Paid-In-Capital from BR Group. BR Energy retained all of its interest in any oil and gas properties previously acquired and developed under this arrangement. Additionally, BR Energy will be carried at no cost for 25% of any future interests acquired and developed by BR Group through the utilization of this data. When BR Group has recouped 100% of all monies expended for the initial seismic acquisition, as well as the subsequent acquisition and development of oil and gas properties under this arrangement, BR Energy shall have the right, but not the obligation, to reverse its position with BR Group whereby BR Energy would receive 75% of the interest in future oil and gas properties and "carry" BR Group for 25% of the interest.

At March 31, 2004, BR Energy had total assets of $949,000, total liabilities of $644,000 and stockholders' equity of $306,000. BR Energy had a net loss of $277,000 during the first three months of 2004 as compared to a net loss of $308,000 for the same period in 2003. The net loss per common share, which takes into account cash dividends paid on preferred stock decreased to $0.04 per share during the first three months of 2004 as compared to $0.05 during the same period in 2003. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

As of March 31, 2004, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 107 wells, of which 27 are presently productive and located in Kentucky, Texas, West Virginia and New Mexico. In addition to the 27 wells, there are 41 wells in four partnerships operated by Eagle Energy, Inc. See further discussion below in the "Developed Properties" section.

KEY PROPERTIES

The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use.

The following are the primary properties held by BR Energy as of March 31, 2004:

DEVELOPED PROPERTIES

Pepperbush 3D Area: Three wells were drilled in Polk County, Texas during the first quarter of 2004 and are currently producing a combined rate of 1,700 MCFPD. BR Energy owns 4.25% of the working interest, with a 3.20% net revenue interest in each well.

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

Wolfsbane Prospect: BR Energy owns 13.6% of the working interest, with a 10.53% net revenue interest in 1 well located in Walker County, Texas which began producing in the second quarter of 2003. The well is currently shut in awaiting recompletion.

Agrimony Prospect: BR Energy owns 13.6% of the working interest, with a 10.59% net revenue interest in 1 well located in Polk County, Texas which began producing in the second quarter of 2003. The well is currently shut in awaiting recompletion.

Pepperbush Prospect: BR Energy owns 13.6% of the working interest, with a 10.41% net revenue interest in 1 well located in Polk County, Texas which began producing in the second quarter of 2003 and is producing 500 MCFPD.

Yarrow Prospect: BR Energy owns 13.6% of the working interest, with a 10.41% net revenue interest in 1 well located in Tyler County, Texas which began producing in the fourth quarter of 2002 and is producing 400 MCFPD.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

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

Shelby County, Texas: BR Energy owns a 0.4% Net Revenue Interest in the Hailey Bridges #1 well in Shelby County, Texas, which began producing gas in September, 2000 and continues to produce approximately 1,100 MCFPD.

Homestake #1: The Homestake #1 oil well is a well located in Lea County, New Mexico. BR Energy owns 66.9% of the Working Interest in the Homestake #1 with a 49.7% Net Revenue Interest. It is producing 10 MCFPD and 4 BOPD.

Big Sandy Prospect: As of March 31, 2004 10 gas wells in the Big Sandy Prospect located in eastern Kentucky are currently producing approximately 200 MCFPD of gas. BR Energy owns varying interests in these wells ranging from 0.45% to 27.6% of the working interest with net revenue interests ranging from 0.34% to 20.5% in each well.

In March 2003, BR Energy transferred all of its rights and interest in the Boon's Camp Partnership, the BR Development 2001-II Partnership, the BR Development Plus 2000 Partnership and the BR Private Development 2001-A Partnership to Eagle Energy, Inc. (a company formed by BR Energy's former president) in exchange for a 1% interest in these four partnerships. In addition, BR Energy still retains its 25% ownership as a limited partner through its direct investment in the BR Development 2000 Partnership. For the three months ended March 31, 2004, the total cash flow from the four partnerships was $3,300. As noted above, there are 41 gas wells producing in these four partnerships.

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

Once a prospect has been identified and additional geologic and geophysical work performed we, and our working interest parties, independently decide to participate in the wells. These prospects range from 3,000 feet to 13,000 feet in depth and will be the prospects on which we intend to drill both exploratory and development wells. We estimate the cost to drill and complete a well for 100% of the working interest in these prospects will range from $150,000 for the shallower wells to $2,100,000 for the deeper wells. As of March 31, 2004, 19 wells had been drilled under this arrangement resulting in ten dry holes, seven natural gas producers and two wells are awaiting pipeline connection. For two of the dry holes, BR Energy went non-consent, therefore incurring no costs.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

Brown Prospect: BR Energy owns a 10% working interest in 930 acres of oil and gas leases located in Jasper and Tyler Counties, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. The first well was drilled in July 2003, was determined to be non-productive and has been plugged.

Neches River Prospect: BR Energy owns a 10% working interest in 774 acres of oil and gas leases located in Jasper and Tyler Counties, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. The first well was drilled in July 2003 and, after completion failure, has been plugged and abandoned.

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

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MARCH 31, 2004 AND 2003:

BR Energy had a net loss of $277,000 during the first quarter of 2004, as compared to a net loss of $308,000 for the same period in 2003. The loss per common share, which takes into account cash dividends paid on preferred stock was $0.04 per share during the first quarter of 2004 as compared to $0.05 in the same period of 2003.

OPERATING REVENUES:

Operating revenues totaled $130,000 during the three months ended March 31, 2004, as compared to the $329,000 recorded during the three months ended March 31, 2003. This decrease was primarily related to the sale of oil and gas properties to BR Group of $255,000 in 2003, offset by a 77% increase in oil and gas sales to $130,000 during the first quarter of 2004, as compared to $74,000 during the same period of 2003.

DIRECT OPERATING COSTS:

Direct operating costs totaled $46,000 during the three months ended March 31, 2004, as compared to the $202,000 experienced during the same period in 2003. Costs associated with the oil and gas property sales decreased to $-0- during 2004, as compared to $95,000 for the same period in 2003. This decrease was also attributable to a dry hole and abandonment cost of $85,000 recognized in the first quarter of 2003, with no such cost incurred during the first quarter of 2004.

OTHER OPERATING EXPENSES:

Marketing expenses decreased to $-0- during the first quarter of 2004 from the $25,000 experienced during this period in 2003 due to the sponsorship of a Limited Partnership during 2003. General and Administrative expenses increased by $60,000 to $292,000 during the first quarter of 2004, as compared to $232,000 during the same period in 2003, primarily as a result of increased costs associated with changes in management personnel. Depreciation, depletion and amortization decreased $114,000 as a direct result of the transfer of the Seismic data in the second quarter of 2003, as previously discussed.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

OTHER INCOME:

Other expense increased to $4,700 during the first quarter of 2004, as compared to income of $500 during the first quarter of 2003. The 2004 expense is related to unrecovered costs on the four partnerships transferred to Eagle Energy, Inc., as previously discussed.

CAPITAL RESOURCES AND FINANCIAL CONDITION:

BR Energy's current ratio (current assets / current liabilities) was 0.30 to 1 at March 31, 2004 and 0.56 to 1 at December 31, 2003. Such calculations include the accounts receivable from managed oil and gas drilling partnerships and advances to (from) related parties. The change in the current ratio for 2004 from 2003 was due primarily to the use of funds in continuing operations.

BR Energy's primary source of cash in 2004 and 2003 has been derived from the sale of oil and gas production and short term advances from BR Group, with 2003 including sale of oil and gas limited partnerships and the sale of oil and gas properties to BR Group. Without these sources of cash, BR Energy would not have adequate sources of cash for its operations. While BR Energy expects that its revenue sources will not significantly change in 2004, BR Energy will be increasing its emphasis on drilling and developing oil and gas properties in order to increase its revenue from oil and gas production.

During the periods ended March 31, 2004 and December 31, 2003, BR Energy has relied upon net inflows of cash generated by its operating activities and equity offerings to fund the purchase of assets and its expansion. Management intends to fund further growth with equity transactions and improved cash flows from operations.

BR Energy had a net loss of approximately $277,000 during the first three months of 2004 and had a working capital deficit of approximately $454,000 at March 31, 2004. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

Management has taken significant steps to address the financial condition of BR Energy, to increase cash flows and to achieve better operating results; principally by implementing its new business plan, discontinuing its contract drilling service segment in 2002 and selling the majority of its interest in the seismic data previously discussed. BR Energy has extended the March 3, 2003 sales and service agreement with BR Group until March 3, 2005 and has obtained a resolution from BR Group to provide the necessary financial support for BR Energy through at least April 1, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of BR Energy's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, BR Energy's management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no significant changes in these internal controls over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There are no legal proceedings pending against BR Energy

ITEM 2. CHANGES IN SECURITIES

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      Form 8-K was filed on March 26, 2004

      Exhibit 31.1 Chief Executive Officer's 302 Certification
      Exhibit 31.2 Chief Financial Officer's 302 Certification
      Exhibit 32.1 Chief Executive Officer's 906 Certification
      Exhibit 32.2 Chief Financial Officer's 906 Certification

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BLUE RIDGE ENERGY, INC.

Date May 13, 2004                      By      /s/ Norman G. Haisler
                                          -------------------------------------
                                               Norman G. Haisler
                                               Senior Vice President-Finance &
                                               Chief Financial Officer