Form 10QSB
period 2004-06-30
BLUE RIDGE ENERGY INC
filed 2004-08-13
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

               10777 WESTHEIMER RD., SUITE 170, HOUSTON, TX 77042
                    (Address of Principal Executive Offices)

                                 (832) 358-3900
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,516,094 shares of common stock as of August 11, 2004 and 23,300 shares of Series E Preferred Stock as of August 11, 2004.

================================================================================

INDEX                                                                                                            NUMBER
-----                                                                                                            ------
                                            PART I

                                     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         FINANCIAL STATEMENTS OF REGISTRANT

         Balance Sheets as of June 30, 2004 and December 31, 2003                                                     3
         Statements of Operations for the six months and three months ended June 30, 2004 and 2003                    4
         Statements of Cash Flows for the six months ended June 30, 2004 and 2003                                     5
         Notes to Financial Statements                                                                             6-11

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS                                             12-16
ITEM 3.            CONTROLS AND PROCEDURES                                                                           16

                                             PART II

                                        OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS                                                                                 17
ITEM 2.            CHANGES IN SECURITIES                                                                             17
ITEM 3.            DEFAULTS UPON SENIOR SECURITIES                                                                   17
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               17
ITEM 5.            OTHER INFORMATION                                                                                 17
ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K                                                                  17
SIGNATURE                                                                                                            17

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS

                                                                               JUNE 30,          DECEMBER 31,
                                                                                 2004                2003
                                                                              -----------        -----------
                                                                              (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash                                                                        $    54,438        $    71,256
  Accounts Receivable:
    Managed Limited Partnerships                                                   15,365             17,035
    Trade and Other                                                                91,900            189,018
  Prepaid Expenses and Other Current Assets                                        22,230                  -
                                                                              -----------        -----------

    TOTAL CURRENT ASSETS                                                          183,933            277,309

PROPERTY AND EQUIPMENT, NET                                                       784,064            803,285
OTHER NONCURRENT ASSETS                                                             7,024              7,024
                                                                              -----------        -----------

     TOTAL ASSETS                                                             $   975,021        $ 1,087,618
                                                                              ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts Payable and Accrued Liabilities                                    $    86,370        $   188,126
  Advances from Related Parties                                                   589,022            303,874
  Current Portion Long Term Debt                                                        -              6,000
                                                                              -----------        -----------

     TOTAL CURRENT LIABILITIES                                                    675,392            498,000
                                                                              -----------        -----------

COMMITMENTS AND CONTINGENCIES                                                           -                  -

LONG-TERM ADVANCE                                                                 250,000                  -
                                                                              -----------        -----------
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 23,300 shares issued and outstanding at June 30, 2004 and December 31,
    2003, respectively (liquidation preference of $233,000 at June 30,
    2004 and December 31, 2003)                                                        23                 23
  Common Stock, $0.005 par value; 20,000,000 shares authorized; 7,516,094
    shares issued and outstanding at June 30, 2004 and December 31, 2003           37,581             37,581
  Additional Paid-In Capital                                                    6,339,658          6,339,658
  Accumulated Deficit                                                          (6,327,633)        (5,787,644)
                                                                              -----------        -----------

     TOTAL STOCKHOLDERS' EQUITY                                                    49,629            589,618
                                                                              -----------        -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   975,021        $ 1,087,618
                                                                              ===========        ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                                    2004         2003           2004            2003
                                                                -----------   -----------   ----------      -----------
OPERATING REVENUES:
Oil and Gas Property Sales to Related Parties                   $         -   $   231,932   $        -      $   486,932
Oil and Gas Sales                                                   130,098       111,487      260,246          185,077
                                                                -----------   -----------   ----------      -----------

        TOTAL OPERATING REVENUES                                    130,098       343,419      260,246          672,009
                                                                -----------   -----------   ----------      -----------

OPERATING COSTS AND EXPENSES:
   Cost of Oil and Gas Property Sales to Related Parties                  -       169,025            -          273,482
   Lease Operating Costs                                             37,801        30,295       84,083           42,599
   Dry Hole and Abandonment Costs                                     3,155             -        3,313           85,172
   Depreciation, Depletion and Amortization                          64,707        36,000      128,676          214,188
   Marketing Costs                                                        -         1,297            -           26,101
   General and Administrative Costs                                 273,403       257,772      565,483          489,903
                                                                -----------   -----------   ----------      -----------

        TOTAL OPERATING COSTS AND EXPENSES                          379,066       494,389      781,555        1,131,445
                                                                -----------   -----------   ----------      -----------

OPERATING LOSS                                                     (248,968)     (150,970)    (521,309)        (459,436)

OTHER (EXPENSE) INCOME:
   Interest Income                                                        -         3,631            -            4,093
   Other Expense                                                          -             -       (4,700)               -
                                                                -----------   -----------   ----------      -----------

        TOTAL OTHER (EXPENSE) INCOME                                      -         3,631       (4,700)           4,093
                                                                -----------   -----------   ----------      -----------

        LOSS BEFORE INCOME TAXES                                   (248,968)     (147,339)    (526,009)        (455,343)

INCOME TAX PROVISION                                                      -             -            -                -
                                                                -----------   -----------   ----------      -----------

       NET LOSS                                                  $ (248,968)  $  (147,339)  $ (526,009)     $  (455,343)

       SERIES E PREFERRED STOCK CASH DIVIDENDS                       (6,990)      (40,539)     (13,980)        (101,561)
                                                                ------------  -----------   ----------      -----------

       NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS             $  (255,958)  $  (187,878)  $ (539,989)     $  (556,904)
                                                                ===========   ===========   ==========      ===========

       NET LOSS PER COMMON SHARE                                $     (0.03)  $     (0.02)  $    (0.07)     $     (0.07)
                                                                ===========   ===========   ==========      ===========

Weighted Average Common Shares Outstanding - Basic and
  Diluted                                                         7,516,094     7,516,094    7,516,094        7,516,094
                                                                ===========   ===========   ==========      ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             2004             2003
                                                                        ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                             $   (526,009)   $    (455,343)
   Adjustments to Reconcile Net Loss to Net Cash Flows from
      Operating Activities:
      Depreciation, Depletion and Amortization                               128,676          214,188
      Dry Hole and Abandonment Costs                                           3,313           85,172
      Change in Assets from Discontinued Operations                                -          164,000
      Change in Operating Assets and Liabilities:
        Accounts Receivable                                                   98,788           (2,915)
        Prepaid Expenses and Other Assets                                    (22,230)          59,749
        Seismic Data Costs Payable                                                 -         (278,457)
        Accounts Payable and Accrued Liabilities                            (101,756)        (179,111)
                                                                        ------------    -------------

       NET CASH USED IN OPERATING ACTIVITIES                                (419,218)        (392,717)
                                                                        ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Furniture and Computer Equipment                               (8,829)         (66,070)
   Purchase of Oil and Gas Properties                                       (103,939)        (488,922)
                                                                        ------------    -------------

       NET CASH USED IN INVESTING ACTIVITIES                                (112,768)        (554,992)
                                                                        ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on Long Term Debt                                                 (6,000)         (12,000)
   Increase in Advances from Affiliate                                       285,148          489,755
   Preferred Stock Subscription Receivable                                         -          260,000
   Long-Term Advance                                                         250,000                -
   Dividends Paid                                                            (13,980)        (101,561)
                                                                        ------------    -------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                             515,168          636,194
                                                                        ------------    -------------

       NET DECREASE IN CASH                                                  (16,818)        (311,515)

CASH AT BEGINNING OF PERIOD                                                   71,256          335,907
                                                                        ------------    -------------

CASH AT END OF PERIOD                                                   $     54,438    $      24,392
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

      BR Energy sponsors oil and gas drilling partnerships through which it raises money for the drilling of oil and gas wells and participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. BR Energy also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. BR Energy is engaged in the oil and gas business primarily in the Gulf Coast of Texas and Louisiana, East Texas, Kentucky, New Mexico and West Virginia.

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

      BR Energy had a net loss of approximately $526,000 during the six months ended June 30, 2004 and had a working capital deficit of approximately $491,000 as of June 30, 2004. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

      Throughout the first half of 2004, management has been in discussions with an investment banking group regarding a "Non-U.S." private, restricted stock placement arrangement. BR Energy is offering, on an exempt private placement basis, up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit, with each such unit consisting of one common share, one non-transferable share purchase warrant with an exercisable price of $0.50 expiring on May 17, 2005 and one non-transferable piggyback warrant with an exercisable price of $1.00 expiring on May 17, 2006. Although no signed subscriptions have been received, BR Energy received a $250,000 advance in June 2004, which has been classified as a long-term liability. BR Energy anticipates closing this private placement arrangement in the third quarter and received a second advance for another $250,000 in July 2004. Once the subscriptions are finalized by written agreements, the long-term liability will be reclassified into the appropriate components of stockholders' equity.

      Management has taken significant steps to address the financial condition of BR Energy, to increase cash flows and to achieve better operating results principally by implementing its new business plan, discontinuing its contract drilling service segment in 2002, selling the majority of its interest in the 2D seismic data in May 2003, and by initiating a private, restricted stock offering to raise additional capital. Also, BR Energy has extended the March 3, 2003 sales and service agreement with BR Group until March 3, 2005 and has obtained a resolution from BR Group to provide the necessary financial support for BR Energy through at least July 1, 2005.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

RECLASSIFICATIONS

      Certain reclassifications have been made to the prior years' financial statements to conform to the 2004 classification, none of which had an effect on previously reported net loss.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

      BR Energy follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Management has determined that any future costs related to plugging and abandonment of producing wells will be offset by the value of equipment removed from the well site. Therefore, no liability has been recorded as of June 30, 2004. These costs will be evaluated quarterly and, if circumstances dictate a liability is necessary, an amount will be recorded and subsequently amortized over the life of the well.

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

CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

      BR Energy maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At June 30, 2004, there were no cash balances that were uninsured.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

      The costs of acquiring unproved properties are capitalized as incurred and carried until the property is reclassified as a producing oil and gas property, or considered impaired. BR Energy annually assesses its unproved properties to determine whether they have been impaired using valuations performed by third-party engineers. Impairment is assessed more frequently if impairment indicators are present before the annual evaluations. If the results of this assessment indicate impairment, a loss is recognized by providing a valuation allowance. When an unproved property is surrendered, the costs related thereto are charged to the applicable valuation allowance, if adequate, or charged as a loss to current operations.

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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

      Various warrants for the purchase of common stock were outstanding as of June 30, 2004. These warrants were convertible into 1,082,236 shares of common stock that are exercisable at prices ranging from $0.40 to $6.00 per share.

STOCK OPTIONS

      BR Energy accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, BR Energy has not recognized compensation expense for stock options granted. BR Energy granted 20,000 stock options in the first quarter of 2004 and 20,000 stock options in the first quarter of 2003. Had compensation cost for employee stock options been determined based on the fair value at the grant date consistent with SFAS No. 123, BR Energy's net loss and loss per share for the six months ended would have been as follows:

                                              JUNE 30,       JUNE 30,
                                                2004          2003
                                             ----------    -----------
Net Loss, as reported...................     $  526,009    $   455,343
Stock Based Compensation, net of tax....          3,844          4,356
                                             ----------    -----------
Pro Forma Net Loss......................     $  529,853    $   459,699
                                             ==========    ===========
Net Loss Attributable to Common
Stockholders, as reported...............     $  539,989    $   556,904
Stock Based Compensation, net of tax....          3,844          4,356
                                             ----------    -----------
Pro Forma Net Loss......................     $  543,833    $   561,260
                                             ==========    ===========
Basic and Diluted Loss per Common
Share, as reported......................     $    (0.07)   $     (0.07)
                                             ==========    ===========
Basic and Diluted Loss per Common
Share, Pro Forma........................     $    (0.07)   $     (0.07)
                                             ==========    ===========

      The fair value of each option grant to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                             JUNE 30,      JUNE 30,
                                                               2004          2003
                                                            ----------    ----------
Risk free interest rate....................                       3.86%         4.26%
Expected option life.......................                   10 years      10 years
Expected dividend yield....................                         0%             0%
Volatility factor..........................                       1.02          1.20
Weighted average grant date fair value of
options....................................                 $     0.31    $     0.33

SERIES E PREFERRED STOCK DIVIDENDS

      The Series E Preferred Stock bears a 12% per annum dividend payable quarterly and a participating dividend equal to 3% of the net profits from the oil and gas properties acquired with the proceeds of the offering, also payable quarterly. In conjunction with the purchase and sale agreement entered into with BR Group in May 2003 related to the previously owned interest in Channel LLC, BR Group retired its 200,000 shares of Series E Preferred Stock and canceled its subscription agreement for the remaining 50,000 shares of Series E Preferred Stock. Subsequently, the Preferred Stock Dividends have decreased accordingly.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

INCOME TAXES

      Income taxes in the six months ended June 30, 2004 and 2003 have been provided for at an estimated effective tax rate of 0%.

      Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether BR Energy will generate sufficient future taxable income to utilize the net deferred tax assets, primarily representing net operating loss carry forward, and therefore for financial reporting purposes, a valuation allowance of $1,055,000 and $856,000 as of June 30, 2004 and December 31, 2003, respectively, has been recognized to offset the net deferred tax assets.

2.    AFFILIATED OIL AND GAS PARTNERSHIPS

      BR Energy, from time to time, provides turnkey drilling services for the various oil and gas partnerships which it sponsors. No fees were earned for these drilling services, including the sale of leases to the partnerships, during the six months ended June 30, 2004 and 2003.

      Included in the financial statements are contributions made to the various sponsored oil and gas partnerships, less the applicable loss generated by these partnerships relative to BR Energy's percentage ownership. BR Energy has allocated, on a pro-rata basis, the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

3.    RELATED PARTY TRANSACTIONS

STOCK TRANSACTIONS

      As of June 30, 2004, there are 7,516,094 shares of common stock issued and outstanding. A total of 4,141,233 shares are held by BR Group and the remaining 3,374,861 shares are held by approximately 520 shareholders.

ADVANCES TO/FROM RELATED PARTIES

      BR Group provides management, administrative, accounting and geological services for BR Energy at a rate of $10,000 per month. The fee amount has been determined on a proportional basis based upon employees' time spent because specific identification of expenses is not practical. BR Energy believes that this cost allocation method of expenses is reasonable and that this management fee represents the fair market value of the services rendered. BR Energy also reimburses BR Group for direct costs paid on its behalf and the costs of various drilling services. Additionally, as a matter of ongoing business, BR Group will advance funds to BR Energy against work in progress with no interest being charged on the balance. As of June 30, 2004 and December 31, 2003, net advances from BR Group were approximately $589,000 and $304,000, respectively.

      During the first quarter of 2003, BR Energy entered into a sales and service agreement with BR Group whereby BR Energy will assemble oil and gas prospects, if requested by BR Group, and conduct the drilling, completion and production operations of the oil and gas wells on said prospects. For these services BR Energy will receive a prospect fee on the acreage acquired ($250 per acre), a 10% Carried Working Interest in the acreage acquired, a 7.5% management fee on all monies expended in drilling and completing the wells and various overhead fees. The first three prospects under this arrangement were sold to BR Group during 2003 for $938,000 less expenses of $429,000 for a net prospect fee of $509,000, which was included in advances to/from BR Group at June 30, 2004.

      BR Energy's President, Patrick A. Kelleher will receive a 2% Carried Working Interest on all new oil and gas prospects developed by him for BR Energy and he will receive a 0.5% Carried Working Interest on oil and gas prospects developed from a 2D seismic program.

4.    COMMITMENTS AND CONTINGENCIES

COMMITMENTS

      BR Energy, nor any of its properties, are subject to any material pending legal proceedings. From time to time, BR Energy may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of BR Energy.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

All of the periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports. BR Energy will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-KSB as filed with the SEC. For copies of this, or any other filings, please contact: Norman Haisler at Blue Ridge Energy, Inc. 10777 Westheimer, Suite 170 Houston, Texas 77042 or call (832) 358-3900.

BR Energy is engaged in the oil and gas business primarily in the Gulf Coast of Texas and Louisiana, East Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil and gas drilling partnerships through which it raises funds for the drilling of oil and gas wells and usually participates for a 1% partnership interest as the managing general partner of the partnerships. BR Energy also acquires direct working interest participation in oil and gas properties. The working interest participation includes exploratory and development wells and both operated and non-operated working interest participation. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs and as an independent producer of oil and gas.

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

      In July 2004, BR Group sold, with no reported gain, its 35% interest in Channel LLC and no longer has any rights to use the 2D seismic data or participate in any new prospects generated from this data. BR Energy and BR Group did reserve the right to develop any prospects within the existing Area of Mutual Interest (AMI) around the twenty prospects that have been drilled over the past two years. Currently, only one new prospect will be drilled on this AMI acreage, and it is anticipated this will occur in the third quarter of 2004.

At June 30, 2004, BR Energy had total assets of $975,000, total liabilities of $925,000 and stockholders' equity of $50,000. BR Energy had a net loss of $526,000 during the six months ended June 30, 2004 as compared to a net loss of $455,000 for the same period in 2003. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.07 per share during the six months ended June 30, 2004 as compared to $0.07 during the same period in 2003. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

As of June 30, 2004, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 107 wells, of which 27 are presently productive and located in Kentucky, Texas, West Virginia and New Mexico. In addition to the 27 wells, there are 41 wells in four partnerships operated by Eagle Energy, Inc. See further discussion below in the "Developed Properties" section.

KEY PROPERTIES

The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use.

The following are the primary properties held by BR Energy as of June 30, 2004:

DEVELOPED PROPERTIES

Pepperbush 3D Area: Three wells were drilled in Polk County, Texas during the first quarter of 2004 and are currently producing a combined rate of 1,900 MCFPD. BR Energy owns 4.25% of the working interest, with a 3.22% net revenue interest in each well.

Toadflax Prospect: BR Energy owns 4.25% of the working interest, with a 3.22% net revenue interest in 1 well located in Polk County, Texas which was drilled during the third quarter of 2003. In July 2004, the well began producing 140 MCFPD.

Lopseed Prospect: BR Energy owns 4.25% of the working interest, with a 3.22% net revenue interest in 1 well located in Polk County, Texas which was drilled during the third quarter of 2003 and is awaiting pipeline connection in 2004.

Wolfsbane Prospect: BR Energy owns 13.6% of the working interest, with a 10.53% net revenue interest in 1 well located in Walker County, Texas. The well is undergoing a work over in July 2004.

Agrimony Prospect: BR Energy owns 13.6% of the working interest, with a 10.59% net revenue interest in 1 well located in Polk County, Texas. The well underwent a work over in June 2004 and is producing 160 MCFPD.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

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

Big Sandy Prospect: As of June 30, 2004 10 gas wells in the Big Sandy Prospect located in eastern Kentucky are currently producing approximately 200 MCFPD of gas. BR Energy owns varying interests in these wells ranging from 0.45% to 27.6% of the working interest with net revenue interests ranging from 0.34% to 20.5% in each well.

In March 2003, BR Energy transferred all of its rights and interest in the Boon's Camp Partnership, the BR Development 2001-II Partnership, the BR Development Plus 2000 Partnership and the BR Private Development 2001-A Partnership to Eagle Energy, Inc. (a company formed by BR Energy's former president) in exchange for a 1% interest in these four partnerships. In addition, BR Energy still retains its 25% ownership as a limited partner through its direct investment in the BR Development 2000 Partnership. The quarterly cash flow from these four partnerships averages $3,300. As noted above, there are 41 gas wells producing in these four partnerships.

UNDEVELOPED PROPERTIES

Webb Prospect: BR Energy owns a 10% working interest in 1,050 acres of oil and gas leases located in Jasper County, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. Due to allocation of resources, drilling on this prospect has been delayed until 2005.

N. Champions Prospect: BR Energy owns a 10% working interest in 307 acres of oil and gas leases located in Jasper County, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. Due to allocation of resources, drilling on this prospect has been delayed until 2005.

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

RESULTS OF OPERATIONS:

THREE MONTHS ENDED JUNE 30, 2004 AND 2003:

BR Energy had a net loss of $249,000 during the second quarter of 2004, as compared to a net loss of $147,000 for the same period in 2003. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.03 per share during the second quarter of 2004 and $0.02 per share during the second quarter of 2003.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

OPERATING REVENUES:

Operating revenues totaled $130,000 during the three months ended June 30, 2004, as compared to $343,000 during the three months ended June 30, 2003. This decrease was primarily related to the sale of oil and gas properties to BR Group of $232,000 in 2003, offset by a 17% increase in oil and gas sales to $130,000 during the second quarter of 2004, as compared to $111,000 during the same period of 2003.

DIRECT OPERATING COSTS:

Direct operating costs totaled $41,000 during the three months ended June 30, 2004, as compared to $199,000 during the same period in 2003. Costs associated with the oil and gas property sales decreased to $-0- during 2004, as compared to $169,000 for the same period in 2003.

OTHER OPERATING EXPENSES:

General and administrative expenses increased by $16,000 to $273,000 during the second quarter of 2004, as compared to $258,000 during the same period in 2003, primarily as a result of increased costs associated with changes in management personnel. Depreciation, depletion and amortization increased $29,000 due to higher depletion rates on oil and gas properties in 2004.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003:

BR Energy had a net loss of $526,000 during the six months ended June 30, 2004, as compared to a net loss of $455,000 for the same period in 2003. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.07 per share during the six months ended June 30, 2004 and 2003.

OPERATING REVENUES:

Operating revenues totaled $260,000 during the six months ended June 30, 2004, as compared to $672,000 during the six months ended June 30, 2003. This decrease was primarily related to the sale of oil and gas properties to BR Group of $487,000 in 2003, offset by a 41% increase in oil and gas sales to $260,000 during the six months ended June 30, 2004 as compared to $185,000 during the same period of 2003.

DIRECT OPERATING COSTS:

Direct operating costs totaled $87,000 during the six months ended June 30, 2004, as compared to $401,000 during the same period in 2003. Costs associated with the oil and gas property sales decreased to $-0- during 2004, as compared to $273,000 for the same period in 2003. This decrease was also attributable to dry hole and abandonment cost of $85,000 recognized in the six months ended June 30, 2003, with only $3,000 incurred during the same period in 2004. These decreases from 2003 are offset by a $21,000 increase in production taxes during 2004 as a result of higher oil and gas revenue and a $21,000 increase in lease operating expenses.

OTHER OPERATING EXPENSES:

Marketing expenses decreased to $-0- during the six months ended June 30, 2004 from the $26,000 during this period in 2003 due to the sponsorship of a Limited Partnership during 2003. General and Administrative expenses increased by $76,000 to $565,000 during the six months ended June 30, 2004 as compared to $490,000 during the same period in 2003, primarily as a result of increased costs associated with changes in management personnel. Depreciation, depletion and amortization decreased $86,000 from $214,000 in 2003 to $129,000 in 2004. There was a decrease of $142,000 in seismic data amortization for 2003 offset by a $56,000 increase in depletion on oil and gas properties in 2004.

OTHER INCOME:

Other expense increased to $4,700 during the six months ended June 30, 2004 as compared to interest income of $4,000 during the same period of 2003. The 2004 expense is related to unrecovered costs on the four partnerships transferred to Eagle Energy, Inc., as previously discussed.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

CAPITAL RESOURCES AND FINANCIAL CONDITION:

BR Energy's current ratio (current assets / current liabilities) was 0.27 to 1 at June 30, 2004 and 0.56 to 1 at December 31, 2003. Such calculations include the accounts receivable from managed oil and gas drilling partnerships and advances to (from) related parties. The change in the current ratio for 2004 from 2003 was due primarily to the use of funds in continuing operations.

BR Energy's primary source of cash in 2004 and 2003 has been derived from the sale of oil and gas production and short term advances from BR Group, with 2003 including sale of oil and gas limited partnerships and the sale of oil and gas properties to BR Group. Without these sources of cash, BR Energy would not have adequate sources of cash for its operations. BR Energy does not expect its revenue from oil and gas production to change significantly in 2004 from 2003.

During the periods ended June 30, 2004 and December 31, 2003, BR Energy has relied upon net inflows of cash generated by its operating activities, equity offerings and short term advances from BR Group to fund the purchase of assets and its expansion. Management intends to fund further growth with equity transactions and improved cash flows from operations.

Throughout the first half of 2004, management has been in discussions with an investment banking group regarding a "Non-U.S." private, restricted stock placement arrangement. BR Energy is offering, on an exempt private placement basis, up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible, sophisticated investors at a subscription price of $0.20 per unit, with each such unit consisting of one common share, one non-transferable share purchase warrant with an exercisable price of $0.50 expiring on May 17, 2005 and one non-transferable piggyback warrant with an exercisable price of $1.00 expiring on May 17, 2006. Although no signed subscriptions have been received, BR Energy received a $250,000 advance in June 2004, which has been classified as a long-term liability. BR Energy anticipates closing this private placement arrangement in the third quarter and received a second advance for another $250,000 in July 2004. Once the subscriptions are finalized by written agreements, the long-term liability will be reclassified into the appropriate components of stockholders' equity. Funds provided by this offering will provide the resources over the next two years to expand BR Energy's exploration operations.

BR Energy entered into a "lifetime participation" membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 separate 3-D's available and BR Energy will generate drilling prospects from this dataset for the purpose of retaining a carried working interest and possibly participating in these prospects. Funds provided by the private, restricted stock offering will allow BR Energy to add geoscientists, either as consultants or employees, to fully exploit this dataset and develop drilling opportunities. The number of prospects to be generated over time is unknown; however, BR Energy plans to generate a minimum of six drilling prospects in 2005.

BR Energy had a net loss of approximately $526,000 during the first six months of 2004 and had a working capital deficit of approximately $491,000 at June 30, 2004. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

Management has taken significant steps to address the financial condition of BR Energy, to increase cash flows and to achieve better operating results principally by implementing its new business plan, discontinuing its contract drilling service segment in 2002, selling the majority of its interest in the seismic data previously discussed, and by initiating a private, restricted stock offering to raise additional capital. Also, BR Energy has extended the March 3, 2003 sales and service agreement with BR Group until March 3, 2005 and has obtained a resolution from BR Group to provide the necessary financial support for BR Energy through at least July 1, 2005.

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of BR Energy's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, BR Energy's management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no significant changes in these internal controls over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There are no legal proceedings pending against BR Energy

ITEM 2. CHANGES IN SECURITIES

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (A) BR Energy's annual meeting of stockholders was held on May 27, 2004.

      (B) The directors elected at the meeting were:

                                                     FOR       WITHHELD       ABSTAIN
Robert D. Burr                                    4,839,344     7,500        2,669,250
Patrick A Kelleher                                4,839,344     7,500        2,669,250
Forrest E. Ebbs                                   4,839,344     7,500        2,669,250
Gregory B. Shea                                   4,839,344     7,500        2,669,250
Harry J. Peters                                   4,839,344     7,500        2,669,250
Richard M. Hewitt                                 4,839,344     7,500        2,669,250

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

                                          BLUE RIDGE ENERGY, INC.

Date August 13, 2004                      By   /s/ Norman G. Haisler
                                             -----------------------------------
                                               Norman G. Haisler
                                               Senior Vice President-Finance &
                                               Chief Financial Officer