Form 10QSB
period 2004-09-30
BLUE RIDGE ENERGY INC
filed 2004-11-12
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,516,094 shares of common stock as of November 10, 2004 and 23,300 shares of Series E Preferred Stock as of November 10, 2004.

================================================================================

                                                      INDEX                                                NUMBER
                                                      -----                                                ------
                                                     PART I

                                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         FINANCIAL STATEMENTS OF REGISTRANT
         Balance Sheets as of September 30, 2004 and December 31, 2003                                          3
         Statements of Operations for the three months and nine months ended September 30, 2004 and 2003        4
         Statements of Cash Flows for the nine months ended September 30, 2004 and 2003                         5
         Notes to Financial Statements                                                                       6-12

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS                                       13-18
ITEM 3.            CONTROLS AND PROCEDURES                                                                     18

                                                     PART II

                                                OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS                                                                           19
ITEM 2.            CHANGES IN SECURITIES                                                                       19
ITEM 3.            DEFAULTS UPON SENIOR SECURITIES                                                             19
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         19
ITEM 5.            OTHER INFORMATION                                                                           19
ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K                                                            19
SIGNATURE                                                                                                      19

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS

                                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                                        2004           2003
                                                                                        ----           ----
                                                                                            (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash                                                                             $   604,677    $    71,256
   Accounts Receivable:
      Managed Limited Partnerships                                                       15,365         17,035
      Trade and Other                                                                   100,500        189,018
   Prepaid Expenses and Other Current Assets                                             22,775              -
                                                                                    -----------    -----------
        TOTAL CURRENT ASSETS                                                            743,317        277,309
PROPERTY AND EQUIPMENT, NET                                                             703,515        803,285
SEISMIC LICENSE                                                                         351,700              -
OTHER NONCURRENT ASSETS                                                                   7,024          7,024
                                                                                    -----------    -----------
        TOTAL ASSETS                                                                $ 1,805,556    $ 1,087,618
                                                                                    ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
   Accounts Payable and Accrued Liabilities                                         $   136,068    $   188,126
   Advances from Related Party                                                                -        303,874
   Current Portion Long Term Notes                                                       62,500          6,000
                                                                                    -----------    -----------
      TOTAL CURRENT LIABILITIES                                                         198,568        498,000
LONG TERM NOTE PAYABLE TO RELATED PARTY                                                 437,500              -
LONG-TERM ADVANCE                                                                     1,235,900              -
                                                                                    -----------    -----------
      TOTAL LIABILITIES                                                               1,871,968        498,000
                                                                                    -----------    -----------
STOCKHOLDERS' (DEFICIT) EQUITY:
   Series E Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 23, 300 shares issued and outstanding at September 30,
     2004 and December 31, 2003, (liquidation preference of $233,000
     at September 30, 2004 and December 31, 2003)                                            23             23
   Common Stock, $0.005 par value; 20,000,000 shares authorized; 7,516,094
      shares issued and outstanding at September 30, 2004 and December 31, 2003          37,581         37,581
   Additional Paid-In Capital                                                         6,339,658      6,339,658
   Accumulated Deficit                                                               (6,443,674)    (5,787,644)
                                                                                    -----------    -----------
      TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                              (66,412)       589,618
                                                                                    -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                          $ 1,805,556    $ 1,087,618
                                                                                    ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                              2004           2003           2004           2003
                                                              ----           ----           ----           ----
OPERATING REVENUES:
   Turnkey Contract Sales                                  $         -    $   460,627    $         -    $   460,627
   Oil and Gas Property Sales to Related Parties                     -        450,920              -        937,852
   Oil and Gas Sales                                           145,475        137,991        405,721        323,068
                                                           -----------    -----------    -----------    -----------
        TOTAL OPERATING REVENUES                               145,475      1,049,538        405,721      1,721,547
                                                           -----------    -----------    -----------    -----------
OPERATING COSTS AND EXPENSES:
   Turnkey Contract Costs                                            -         47,060              -         47,060
   Cost of Oil and Gas Property Sales to Related Parties             -        165,332              -        438,814
   Lease Operating Costs                                        61,671            367        145,754         42,966
   Dry Hole and Abandonment Costs                                    2              -          3,315         85,172
   Depreciation, Depletion and Amortization                     67,374         44,162        196,050        258,350
   Marketing Costs                                                   -         15,556              -         41,629
   General and Administrative Costs                            125,479        273,038        690,962        759,367
                                                           -----------    -----------    -----------    -----------
        TOTAL OPERATING COSTS AND EXPENSES                     254,526        545,515      1,036,081      1,673,358
                                                           -----------    -----------    -----------    -----------
OPERATING (LOSS) INCOME                                       (109,051)       504,023       (630,360)        48,189
OTHER (EXPENSE) INCOME:
   Interest Income                                                   -             24              -            515
   Other Expense                                                     -              -         (4,700)             -
                                                           -----------    -----------    -----------    -----------
        TOTAL OTHER (EXPENSE) INCOME                                 -             24         (4,700)           515
                                                           -----------    -----------    -----------    -----------
        (LOSS) INCOME BEFORE INCOME TAXES                     (109,051)       504,047       (635,060)        48,704
INCOME TAX PROVISION                                                 -              -              -              -
                                                           -----------    -----------    -----------    -----------
       NET (LOSS) INCOME                                   $  (109,051)   $   504,047    $  (635,060)   $    48,704
       SERIES E PREFERRED STOCK CASH DIVIDENDS                  (6,990)        (6,991)       (20,970)      (108,552)
                                                           -----------    -----------    -----------    -----------
       NET (LOSS) INCOME ATTRIBUTABLE TO
       COMMON STOCKHOLDERS                                 $  (116,041)   $   497,056    $  (656,030)   $   (59,848)
                                                           ===========    ===========    ===========    ===========
       NET (LOSS) INCOME PER COMMON SHARE                  $     (0.02)   $      0.07    $     (0.09)   $     (0.01)
                                                           ===========    ===========    ===========    ===========
Weighted Average Common Shares Outstanding - Basic and
  Diluted                                                    7,516,094      7,516,094      7,516,094      7,516,094
                                                           ===========    ===========    ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             2004             2003
                                                                             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (Loss) Income                                                      $  (635,060)   $    48,704
   Adjustments to Reconcile Net (Loss) Income to Net Cash Flows Used In
   Operating Activities:
         Depreciation, Depletion and Amortization                             196,050        258,350
         Dry Hole and Abandonment Costs                                         3,315         85,172
         Costs Paid by Related Party                                          140,497              -
         Change in Assets from Discontinued Operations                              -        174,700
         Change in Operating Assets and Liabilities:
             Accounts Receivable                                               90,188        (56,432)
             Prepaid Expenses and Other Assets                                (22,775)        71,964
             Seismic Data Costs Payable                                             -       (753,093)
             Accounts Payable and Accrued Liabilities                         (52,058)      (137,612)
                                                                          -----------    -----------
       NET CASH USED IN OPERATING ACTIVITIES                                 (279,843)      (308,247)
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of Oil and Gas Properties                                                   -         32,890
   Purchase of Furniture and Computer Equipment                               (85,997)       (83,609)
   Purchase of Seismic License                                               (351,700)             -
   Purchase of Oil and Gas Properties                                         (13,598)      (432,156)
                                                                          -----------    -----------
       NET CASH USED IN INVESTING ACTIVITIES                                 (451,295)      (482,875)
                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on Long Term Debt                                                  (6,000)       (18,000)
   Increase (Decrease) in Advances from Related Party                          55,629        (75,215)
   Series E Preferred Stock Subscription Receivable                                 -        760,000
   Sale of Series E Preferred Stock, Net                                            -        (14,400)
   Long-Term Advance                                                        1,235,900
   Dividends Paid                                                             (20,970)      (108,552)
                                                                          -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,264,559        543,833
                                                                          -----------    -----------
       NET INCREASE (DECREASE) IN CASH                                        533,421       (247,289)
CASH AT BEGINNING OF PERIOD                                                    71,256        335,907
                                                                          -----------    -----------
CASH AT END OF PERIOD                                                     $   604,677    $    88,618
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

      With a new technical management team, additional directors and establishing an office in Houston, BR Energy began a new business plan that focuses on shifting our oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and stockholders' equity through oil and natural gas drilling projects. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs and as an independent producer of oil and natural gas.

      BR Energy had a net loss of approximately $635,000 during the nine months ended September 30, 2004 and had working capital of approximately $545,000 as of September 30, 2004. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. The infusion of capital, as explained in the following paragraph, will provide funds for BR Energy to be able to sustain itself in the coming years.

      Throughout the year, management has been in discussions with an investment banking group regarding a "Non-U.S." private, restricted stock placement arrangement. BR Energy is offering, on an exempt private placement basis, up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit, with each such unit consisting of one common share, one non-transferable share purchase warrant with an exercisable price of $0.50 expiring on May 17, 2005 and one non-transferable piggyback warrant with an exercisable price of $1.00 expiring on May 17, 2006. BR Energy has received subscriptions totaling $1,235,900, net of expenses, for 6,225,000 units through September 30, 2004 and has classified these funds as a long-term liability. Another 1,525,000 units have been sold as of November 10, 2004, for a net cash receipt of $305,000. BR Energy anticipates closing this private placement arrangement before year end by accepting the subscriptions and reclassifying the long-term liability into the appropriate components of stockholders' equity. BR Energy believes the remaining $950,000 in subscriptions will be placed. The equity portion of the balance sheet at September 30, 2004 resulted in a deficit; however, once the subscriptions are accepted and converted into common stock, the long-term advance will be reclassified into stockholders' equity, reverting the deficit into equity.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

      BR Energy follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Management has determined that any future costs related to plugging and abandonment of producing wells will be offset by the value of equipment removed from the well site. Therefore, no liability has been recorded as of September 30, 2004. These costs will be evaluated quarterly and, if circumstances dictate a liability is necessary, an amount will be recorded and subsequently amortized over the life of the well.

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

REVENUE RECOGNITION

      Oil and gas revenue, from working interests BR Energy owns, are recognized as oil and gas is produced and sold from the wells. Revenues from Turnkey contract sales and property sales are recognized when the contracts and property sales are completed.

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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

      BR Energy maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At September 30, 2004, there was approximately $496,000 balance in cash that was uninsured by the FDIC.

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

SEISMIC LICENSE

      BR Energy entered into a "lifetime participation" membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 separate 3-D's available and BR Energy will generate drilling prospects from this dataset for the purpose of retaining a carried working interest and possibly participating in these prospects. During the third quarter of 2004, BR Energy has purchased a seismic software license for interpreting the Echo data and purchased three 3D computer workstations, along with office furniture, and expects to have these stations fully staffed by year-end.

      In order to amortize these costs over the useful life of this license, the unit of production method will be followed. An estimate of the number of prospects/wells that is anticipated from the use of this seismic data has been made by management. The total cost of the seismic license will then be divided by the total estimated prospects/wells for the amount to be transferred to each well drilled. A minimum of $25,000 of seismic cost will be transferred if the calculation previously described is less. The transferred seismic cost will then become a part of the basis in the capitalized well costs and amortized or expensed as described above under the successful efforts method of accounting.

      Each year the remaining seismic costs will be analyzed to see if the data is being actively utilized in the exploration process. If the data has ceased to be a useful tool, the remaining costs will be fully amortized at that time.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

INCOME/(LOSS) PER COMMON SHARE

      BR Energy calculates basic earnings per common share ("Basic EPS") using the weighted average number of common shares outstanding for the period. The income available to common shareholders is computed after deducting dividends on the Series E Preferred Stock. The convertible preferred stock and outstanding stock warrants and options are considered anti-dilutive and therefore, excluded from the earnings per share calculations. As BR Energy recorded a nine-month loss in 2004 and twelve-month loss 2003, common share equivalents outstanding would be anti-dilutive, therefore, these have not been included in the weighted average shares outstanding.

      Various warrants for the purchase of common stock were outstanding as of September 30, 2004. These warrants were convertible into 1,082,236 shares of common stock that are exercisable at prices ranging from $0.40 to $6.00 per share.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

STOCK OPTIONS

      BR Energy accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, BR Energy has not recognized compensation expense for stock options granted. BR Energy granted 20,000 stock options in the first quarter of 2004 and 20,000 stock options in the first quarter of 2003. Had compensation cost for employee stock options been determined based on the fair value at the grant date consistent with SFAS No. 123, BR Energy's net loss and loss per share for the six months ended would have been as follows:

                                             SEPT. 30,    SEPT. 30,
                                               2004         2003
                                               ----         ----
Net Income (Loss), as reported ...........   $(635,060)   $  48,704
Stock Based Compensation, net of tax .....       3,844        4,356
                                             ---------    ---------
Pro Forma Net Income (Loss) ..............   $(638,904)   $  44,348
                                             =========    =========
Net Loss Attributable to Common
Stockholders, as reported ................   $(656,030)   $ (59,848)
Stock Based Compensation, net of tax .....       3,844        4,356
                                             ---------    ---------
Pro Forma Net Loss .......................   $(659,874)   $ (64,204)
                                             =========    =========
Basic and Diluted Income (Loss) per Common
Share, as reported .......................   $   (0.09)   $    0.01
                                             =========    =========
Basic and Diluted Loss per Common Share,
Pro Forma ................................   $   (0.09)   $   (0.01)
                                             =========    =========

      The fair value of each option grant to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    SEPT. 30,    SEPT. 30,
                                                      2004        2003
                                                      ----        ----
Risk free interest rate .........................       3.86%       4.26%
Expected option life ............................   10 years    10 years
Expected dividend yield .........................          0%          0%
Volatility factor ...............................       1.02        1.20
Weighted average grant date fair value of options   $   0.31    $   0.33

SERIES E PREFERRED STOCK DIVIDENDS

      The Series E Preferred Stock bears a 12% per annum dividend payable quarterly and a participating dividend equal to 3% of the net profits from the oil and gas properties acquired with the proceeds of the offering, also payable quarterly. The proceeds from the offering, after deducting expenses, were used to drill three dry holes in September 2002, October 2002 and February 2003; therefore, no participating dividends will be payable to stockholders. In conjunction with the purchase and sale agreement entered into with BR Group in May 2003 related to the previously owned interest in Channel LLC, BR Group retired its 200,000 shares of Series E Preferred Stock and canceled its subscription agreement for the remaining 50,000 shares of Series E Preferred Stock. Subsequently, the Series E Preferred Stock Dividends have decreased accordingly.

INCOME TAXES

      No income tax provision has been established for the nine months ended September 30, 2004 and 2003, due to the net losses incurred or available via federal income tax carry forward provisions. Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether BR Energy will generate sufficient future taxable income to utilize the net deferred tax assets, primarily representing net operating loss carry forward, and therefore for financial reporting purposes, a valuation allowance of $1,099,000 and $856,000 as of September 30, 2004 and December 31, 2003,
respectively, has been recognized to offset the net deferred tax assets.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

2.    AFFILIATED OIL AND GAS PARTNERSHIPS

      BR Energy, from time to time, provides turnkey drilling services for the various oil and gas partnerships which it sponsors. No fees were earned for these drilling services, including the sale of leases to the partnerships, during the nine months ended September 30, 2004, while $461,000 was earned during the comparable nine months ended September 30, 2003.

      Included in the financial statements are contributions made to the various sponsored oil and gas partnerships, less the applicable loss generated by these partnerships relative to BR Energy's percentage ownership. BR Energy has allocated, on a pro-rata basis, the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

3.    RELATED PARTY TRANSACTIONS

STOCK TRANSACTIONS

      As of September 30, 2004, there are 7,516,094 shares of common stock issued and outstanding. A total of 3,954,075 shares are held by BR Group and the remaining 3,562,019 shares are held by approximately 520 shareholders.

ADVANCES TO/FROM RELATED PARTIES

      Through September 30, 2004, BR Group provided management, administrative, accounting and geological services for BR Energy at a rate of $10,000 per month. The fee amount was determined on a proportional basis based upon employees' time spent because specific identification of expenses was not practical. BR Energy believed that this cost allocation method of expenses was reasonable and that this management fee represented the fair market value of the services rendered. BR Energy also reimbursed BR Group for direct costs paid on its behalf and the costs of various drilling services. As of September 30, 2004 and December 31, 2003, net advances from BR Group were approximately $-0- and $304,000, respectively. During the third quarter of 2004, BR Energy negotiated an agreement with BR Group whereby BR Group would reimburse BR Energy approximately $140,000 for costs incurred by BR Energy on behalf of BR Group. Additionally, a $500,000 promissory note payable was established bearing interest at 7.95% for a term of eight years, with monthly payments of $7,056 for principal and interest. This promissory note settled the remaining advance balance due to BR Group after deducting the $140,000 reimbursement. Effective October 1, 2004, the $10,000 monthly charge by BR Group will cease. Both companies agreed that any costs incurred on behalf of the other will be billed in the following month with a cash settlement for the balance due.

      During the first quarter of 2003, BR Energy entered into a sales and service agreement with BR Group whereby BR Energy will assemble oil and gas prospects, if requested by BR Group, and conduct the drilling, completion and production operations of the oil and gas wells on said prospects. For these services BR Energy will receive a prospect fee on the acreage acquired ($250 per acre), a 10% Carried Working Interest in the acreage acquired, a 7.5% management fee on all monies expended in drilling and completing the wells and various overhead fees. The first three prospects under this arrangement were sold to BR Group during 2003 for $938,000 less expenses of $429,000 for a net prospect fee of $509,000, which was included in advances to/from BR Group at September 30, 2004.

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

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

CONTINGENCIES

      BR Energy's oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, BR Energy maintains general and umbrella liability insurance coverage of approximately $5 million per occurrence and in the aggregate. BR Energy believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect BR Energy against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. BR Energy has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

5.    SUBSEQUENT EVENTS

      On October 8, 2004, a Special Meeting of Stockholders was held requesting the approval of an Amendment to BR Energy's Articles of Incorporation to increase the authorized shares of Common Stock from 20,000,000 shares to 150,000,000 shares. The amendment was approved at the Special Meeting of Stockholders. This increase was necessary for BR Energy to have a sufficient number of shares for its private placement stock subscription as discussed in
Note 1.

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

All of the periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports. BR Energy will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-KSB as filed with the SEC. For copies of this, or any other filings, please contact: Norman Haisler at Blue Ridge Energy, Inc. 10777 Westheimer Rd., Suite 170 Houston, Texas 77042 or call (832) 358-3900.

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

With the establishment of a new technical management team, additional directors and an office in Houston, BR Energy began a new business plan that focuses on shifting our oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and stockholders' equity through oil and natural gas drilling projects.

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

      In July 2004, BR Group sold, with no reported gain, its 35% interest in Channel LLC and no longer has any rights to use the 2D seismic data or participate in any new prospects generated from this data. BR Energy and BR Group did reserve the right to develop any prospects within the existing Area of Mutual Interest (AMI) around the twenty prospects that have been drilled over the past two years. One new well was drilled in September 2004 on this AMI acreage and is currently being completed as a gas well. No other drilling activity is anticipated at this time.

At September 30, 2004, BR Energy had total assets of $1,806,000, total liabilities of $1,872,000 and a stockholders' deficit of $66,000. BR Energy had a net loss of $635,000 during the nine months ended September 30, 2004 as compared to a net income of $49,000 for the same period in 2003. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.09 per share during the nine months ended September 30, 2004 as compared to $0.01 during the same period in 2003. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions

As of September 30, 2004, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 108 wells, of which 27 are presently productive and located in Kentucky, Texas, West Virginia and New Mexico. One well is in the process of being completed. In addition to the 27 producing wells, there are 41 producing wells in four partnerships operated by Eagle Energy, Inc. See further discussion below in the "Developed Properties" section.

KEY PROPERTIES

The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these other ownerships materially detract from the value of the properties or materially interfere with their use.

The following are the primary properties held by BR Energy as of September 30, 2004:

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

We also intend to continue reviewing other undeveloped acreage in East Texas and the Texas Gulf Coast areas, which are currently controlled by the major oil and gas companies, for potential drilling prospects. We believe this acreage has not yet been drilled because of a shift of funding by the larger companies towards larger international projects. The major oil and gas companies are actively encouraging joint ventures (farm-outs of their leases and/or direct leasing of their mineral ownership) in these areas with other oil and gas companies, including smaller companies such as us. With respect to these prospects, the major oil and gas companies generally allow us to use their proprietary geologic and seismic databases at no cost to us to evaluate the prospect before our risk capital is committed to drilling the well. Other areas of interest for acquiring prospects and drilling wells are South Louisiana and West Texas.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003:

BR Energy had a net loss of $109,000 during the third quarter of 2004, as compared to net income of $504,000 for the same period in 2003. The (loss) income per common share, which takes into account cash dividends paid on preferred stock, was ($0.02) per share during the third quarter of 2004 and $0.07 per share during the third quarter of 2003. The decrease in net income from 2003 to a net loss in 2004 is mainly attributable to the decrease in revenue from sales of oil and gas properties and the decrease in turnkey sales as explained below.

OPERATING REVENUES:

Operating revenues totaled $145,000 during the three months ended September 30, 2004, as compared to $1,050,000 during the three months ended September 30, 2003. This decrease was primarily related to the sale of oil and gas properties to BR Group of $451,000 and turnkey sales of $461,000 in 2003, offset by a 5% increase in oil and gas sales to $145,000 during the third quarter of 2004, as compared to $138,000 during the same period of 2003.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

DIRECT OPERATING COSTS:

Direct operating costs totaled $62,000 during the three months ended September 30, 2004, as compared to $213,000 during the same period in 2003. Workover expense of $19,000 on two wells in Polk County, Texas occurred in 2004 , while 2003 had $47,000 in turnkey contract costs and $165,000 in costs for prospect sales to related parties.

OTHER OPERATING EXPENSES:

General and administrative expenses decreased by $148,000 to $125,000 during the third quarter of 2004, as compared to $273,000 during the same period in 2003. During the third quarter of 2004, BR Energy negotiated an agreement with BR Group whereby BR Group would reimburse BR Energy $140,000 for costs incurred by BR Energy on behalf of BR Group. Depreciation, depletion and amortization increased $23,000 due to higher depletion rates on oil and gas properties in 2004.

INCOME TAX PROVISION:

Consistent with prior quarters, BR Energy did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recognized due to the uncertainty regarding recognition of the deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003:

BR Energy had a net loss of $635,000 during the nine months ended September 30, 2004, as compared to net income of $49,000 for the same period in 2003. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.09 per share during the nine months ended September 30, 2004 and $0.01 per share for the same period in 2003. The decrease in net income from 2003 to a net loss in 2004 is mainly attributable to the decrease in revenue from sales of oil and gas properties and the decrease in turnkey sales as explained below.

OPERATING REVENUES:

Operating revenues totaled $406,000 during the nine months ended September 30, 2004, as compared to $1,722,000 during the nine months ended September 30, 2003. This decrease was primarily related to the sale of oil and gas properties to BR Group of $938,000 in 2003 and turnkey sales of $461,000 in 2003, offset by a 26% increase in oil and gas sales to $406,000 during the nine months ended September 30, 2004 as compared to $323,000 during the same period of 2003.

DIRECT OPERATING COSTS:

Direct operating costs totaled $149,000 during the nine months ended September 30, 2004, as compared to $614,000 during the same period in 2003. Costs for turnkey sales decreased to $-0- from $47,000 in 2003 and costs associated with sales to related parties decreased to $-0- during 2004 as compared to $439,000 for the same period in 2003. This decrease was also attributable to dry hole cost of $85,000 recognized in the nine months ended September 30, 2003, with only $3,000 incurred during the same period in 2004. These decreases from 2003 are offset by a $103,000 increase in lease operating expenses (LOE) due to workover expense of $19,000 on two wells in Polk County, Texas during 2004. A reversal of $22,000 in LOE accruals during 2003 also contributes to the decrease.

OTHER OPERATING EXPENSES:

Marketing costs decreased to $-0- during the nine months ended September 30, 2004 from the $42,000 during this period in 2003 due to the sponsorship of a Limited Partnership during 2003. General and Administrative expenses decreased by $68,000 to $691,000 during the nine months ended September 30, 2004 as compared to $759,000 during the same period in 2003. During the third quarter of 2004, BR Energy negotiated an agreement with BR Group whereby, BR Group would reimburse BR Energy $140,000 for costs incurred by BR Energy on behalf of BR Group. This decrease is offset by additional costs associated with changes in management personnel. Depreciation, depletion and amortization decreased $62,000 from $258,000 in 2003 to $196,000 in 2004. There was a decrease of $142,000 in seismic data amortization for 2003 offset by an $80,000 increase in depletion on oil and gas properties in 2004.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

OTHER INCOME:

Other expense increased to $4,700 during the nine months ended September 30, 2004 as compared to interest income of $500 during the same period of 2003. The 2004 expense is related to costs on the four partnerships transferred to Eagle Energy, Inc., as previously discussed.

INCOME TAX PROVISION:

Consistent with prior quarters, BR Energy did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recognized due to the uncertainty regarding recognition of the deferred tax assets.

CAPITAL RESOURCES AND FINANCIAL CONDITION:

BR Energy's current ratio (current assets / current liabilities) was 3.74 to 1 at September 30, 2004 and 0.56 to 1 at December 31, 2003. Such calculations include the accounts receivable from managed oil and gas drilling partnerships and advances to (from) related parties. The increase in the current ratio for 2004 from 2003 was due to funds being received on the private placement stock offering as discussed in the following paragraphs, the elimination of the advance from a related party as the result of the reimbursement of costs by BR Group and the promissory note entered into with BR Group.

BR Energy's primary source of cash in 2004 and 2003 has been derived from the sale of oil and gas production and short term advances from BR Group, with 2003 including sale of oil and gas limited partnerships and the sale of oil and gas properties to BR Group. During the second and third quarters of 2004 funds of $1,235,900, net of expenses, have been received on the private placement stock offering as discussed in the following paragraphs. Without these sources of cash, BR Energy would not have adequate sources of cash for its operations. BR Energy does not expect its revenue from oil and gas production to change significantly in 2004 from 2003.

During the periods ended September 30, 2004 and December 31, 2003, BR Energy has relied upon net inflows of cash generated by its operating activities, equity offerings and short term advances from BR Group to fund the purchase of assets and its expansion. Management intends to fund further growth with equity transactions and improved cash flows from operations.

Throughout the year, management has been in discussions with an investment banking group regarding a "Non-U.S." private, restricted stock placement arrangement. BR Energy is offering, on an exempt private placement basis, up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit, with each such unit consisting of one common share, one non-transferable share purchase warrant with an exercisable price of $0.50 expiring on May 17, 2005 and one non-transferable piggyback warrant with an exercisable price of $1.00 expiring on May 17, 2006. BR Energy has received subscriptions totaling $1,235,900, net of expenses, for 6,225,000 units through September 30, 2004 and has classified these funds as a long-term liability. Another 1,525,000 units have been sold as of November 10, 2004, for a net cash receipt of $305,000. BR Energy anticipates closing this private placement arrangement before year end by accepting the subscriptions and reclassifying the long-term liability into the appropriate components of stockholders' equity. BR Energy believes the remaining $950,000 in subscriptions will be placed. The equity portion of the balance sheet at September 30, 2004 resulted in a deficit; however, once the subscriptions are accepted and converted into common stock, the long-term advance will be reclassified into stockholders' equity, reverting the deficit into equity.

BR Energy entered into a "lifetime participation" membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 separate 3-D's available and BR Energy will generate drilling prospects from this dataset for the purpose of retaining a carried working interest and possibly participating in these prospects. Funds provided by the private, restricted stock offering will allow BR Energy to add geoscientists, either as consultants or employees, to fully exploit this dataset and develop drilling opportunities. The number of prospects to be generated over time is unknown; however, BR Energy plans to generate a minimum of six drilling prospects in 2005. During the third quarter of 2004, BR Energy has purchased a seismic software license for interpreting the Echo data and purchased three 3D computer workstations, along with office furniture, and expects to have these stations fully staffed by year-end.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

BR Energy had a net loss of approximately $635,000 during the first nine months of 2004 and had working capital of approximately $545,000 at September 30, 2004. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of BR Energy's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, BR Energy's management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no significant changes in these internal controls over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                        BLUE RIDGE ENERGY, INC.

Date: November 12, 2004                 By      /s/ Norman G. Haisler
                                          --------------------------------------
                                                Norman G. Haisler
                                                Senior Vice President-Finance &
                                                Chief Financial Officer