Form 10KSB
period 2004-12-31
BLUE RIDGE ENERGY INC
filed 2005-03-30
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (MARK ONE)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-277443

                             BLUE RIDGE ENERGY, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN THE CHARTER)

                 NEVADA                                   61-1306702
           -----------------                         ------------------
    (STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NUMBER)
    INCORPORATION OR ORGANIZATION)

   10777 WESTHEIMER, STE 170, HOUSTON, TX                   77042
  ----------------------------------------           ------------------
  (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)               (ZIP CODE)

                                 (832) 358-3900
                            -----------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $623,644

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,925,000 as of March 15, 2005 based upon the closing price of the common stock on the OTC "Bulletin Board" on March 15, 2005 of $0.40 per share. As of March 15, 2005 the registrant had 21,266,094 shares of Common Stock, par value $0.005 per share, and 23,300 shares of Series E Preferred Stock, par value $0.001 per share, subscribed or outstanding.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

21,266,094 Shares of Common Stock Outstanding at March 15, 2005; 23,300 Shares of Preferred Stock Outstanding at March 15, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of BR Energy's Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I

1.   Description of Business............................................................................................     1
2.   Description of Properties..........................................................................................     4
3.   Legal Proceedings..................................................................................................     7
4.   Submission of Matters to a Vote of Security Holders................................................................     7

PART II

5.   Market Price for Common Equity and Related Stockholder Matters.....................................................     7
6.   Management's Discussion and Financial Analysis of Financial Condition..............................................     8
7.   Financial Statements...............................................................................................    11
8.   Change in and Disagreements with Accountants on Accounting and Financial Disclosure................................    11
8A.  Controls and Procedures............................................................................................    12

PART III

9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act....    12
10.  Executive Compensation.............................................................................................    12
11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....................    12
12.  Certain Relationships and Related Transactions.....................................................................    12
13.  Exhibits and Reports on Form 8-K...................................................................................    12
14.  Principal Accountant Fees and Services.............................................................................    12

PART IV

Signatures..............................................................................................................    13

FINANCIAL STATEMENTS

Independent Auditors' Reports...........................................................................................   F-1
Balance Sheets..........................................................................................................   F-2
Statements of Operations................................................................................................   F-3
Statements of Changes in Stockholders' Equity...........................................................................   F-4
Statements of Cash Flows................................................................................................   F-5
Notes to Financial Statements...........................................................................................   F-6
Supplemental Information on Oil and Gas Exploration and Production Activities (Unaudited)...............................  F-17

PART I

1. DESCRIPTION OF BUSINESS

GENERAL DESCRIPTION

Blue Ridge Energy, Inc. ("BR Energy"), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated ("Gem Source"), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. BR Energy's executive office is located at 10777 Westheimer, Suite 170, Houston, TX 77042.

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

BR Energy is engaged in the oil and gas business primarily in the Gulf Coast of Texas and Louisiana, East Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil and gas drilling partnerships through which it raises funds for the drilling of oil and gas wells and usually participates for a 1% partnership interest as the managing general partner of the partnerships. BR Energy also acquires direct working interest participation in oil and gas properties. The working interest participation includes both operated and non-operated working interest in exploratory and development wells. BR Energy intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a sponsor of oil and gas drilling programs, a participant in oil and gas programs and as an independent producer of oil and gas.

Since 2002, BR Energy has shifted its focus on oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects.

In 2004, BR Energy conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to regulation S. BR Energy offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit, with each such unit consisting of one common share, one non-transferable share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one non-transferable piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. BR Energy received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 units through December 31, 2004 and they were converted to shares of common stock effective December 31, 2004. Another 1,250,000 common shares with non-transferable warrants and non-transferable piggyback warrants were issuable as of December 31, 2004 as a finder fee for services in connection with the offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee.

BR Energy entered into a "lifetime participation" membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 separate 3-D's available and BR Energy will generate drilling prospects from this dataset for the purpose of retaining a carried working interest and possibly participating in these prospects. Funds provided by the private, restricted stock offering will allow BR Energy to add geoscientists, either as consultants or employees, to fully exploit this dataset and develop drilling opportunities. The number of prospects to be generated over time is unknown; however, BR Energy plans to generate a minimum of six drilling prospects in 2005. During the third quarter of 2004, BR Energy purchased a seismic software license for interpreting the Echo data and purchased three 3D computer workstations, along with office furniture, and these stations were fully operational at year-end.

COMPETITION, MARKETS AND REGULATIONS

Competition: The oil and gas industry is highly competitive in all its phases. BR Energy encounters strong competition from other independent oil and gas producers. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Many of its competitors possess substantially greater financial resources, personnel and budgets than BR Energy, which may affect its ability to compete with companies in Kentucky, Texas, Louisiana, New Mexico or West Virginia.

PART I

Markets: The price obtainable for oil and gas production from BR Energy properties is affected by market factors beyond the control of BR Energy. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net revenues from BR Energy properties. Changes in oil and gas prices can impact BR Energy's determination of proved reserves and BR Energy's calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves. In addition, demand for oil and gas in the United States and worldwide may affect BR Energy's level of production. From time to time, a surplus of gas or oil supplies may exist, the effect of which may be to reduce the amount of hydrocarbons that BR Energy may produce and sell, while such an oversupply exists. In recent years, initial steps have been taken to provide additional gas pipelines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

Regulations:

ENVIRONMENTAL REGULATION

The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment by the oil and gas industry. These laws and regulations may require the acquisition of permits by oil and gas operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from operations, particularly operations near or in onshore and offshore waters or on submerged lands. These laws and regulations may also increase the costs of routine drilling and operation of wells. Because these laws and regulations change frequently and are becoming increasingly more stringent, the costs to BR Energy of compliance with existing and future environmental regulations and the overall impact on BR Energy's operations or financial condition cannot be predicted, but are likely to increase.

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

PART I

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

OPERATING HAZARDS AND INSURANCE

General: The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases. The occurrence of any of these events could result in substantial losses to BR Energy due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, we maintain insurance against some, but not all, of the risks described above. However, there can be no assurance that any insurance obtained by us will be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event, not fully insured or indemnified against, could materially and adversely affect our financial condition and operations.

Recent Terrorist Activities and the Potential for Military and Other Actions:
The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies might lead to increased political, economic and financial market instability and volatility in prices for oil and natural gas, which could affect the market for our exploration and production operations. In addition, future acts of terrorism could be directed against companies operating in the United States, and it has been reported that terrorists might be targeting domestic energy facilities. While we believe that the risk to our energy assets is minimal, there is no assurance that we can completely secure our assets or completely protect them against a terrorist attack. These developments have subjected our operations to increased risks and, depending on their ultimate magnitude, could have a material adverse effect on our business. In particular, we might experience increased capital or operating costs to implement increased security for our energy assets.

PART I

EMPLOYEES

BR Energy has four full time employees. Blue Ridge Group ("BR Group"), one of BR Energy's major stockholders, however, has a staff of geologists, petroleum engineers, drilling and accounting personnel who administer the operations of BR Group and BR Energy. As of December 31, 2004, BR Group had 24 employees, of which approximately 14 are geological and administrative personnel. The remainder are employed in oil and gas drilling and service activities. BR Energy paid a $10,000 per month management fee to BR Group from January 1, 2004 through September 30, 2004 for administrative and overhead expenses. This management fee was intended to cover only the expenses attributable to the 14 geological and administrative personnel, which were applicable to BR Energy's operations. Effective October 1, 2004, the $10,000 monthly charge by BR Group ceased. Both companies agreed that any costs incurred on behalf of the other will be billed on an actual cost basis in the following month with a cash settlement for the balance due. BR Energy will retain consultants for any technical services it does not presently employ.

Annually, the Board of Directors determines if any of the executive officers of BR Energy are eligible for a performance bonus. No performance bonuses were paid during 2004 and 2003.

2. DESCRIPTION OF PROPERTIES

As of December 31, 2004, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 108 wells, of which 28 are presently productive and located in Kentucky, Texas, West Virginia and New Mexico. In addition to the 28 wells, there are 41 wells in four partnerships operated by Eagle Energy, Inc., an unaffiliated entity. See further discussion below in the "Developed Properties" section.

The following tables summarize by geographic area BR Energy's developed and undeveloped acreage and gross and net interests in producing oil and gas wells as of December 31, 2004. The term of the undeveloped leasehold acreage ranges from one to three years. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are dually completed in more than one producing horizon are counted as one well.

                        DEVELOPED AND UNDEVELOPED ACREAGE

                                   Developed Acreage         Undeveloped Acreage
                                ----------------------      ----------------------
Geographic Area:                Gross Acres  Net Acres      Gross Acres  Net Acres
----------------                -----------  ---------      -----------  ---------
New Mexico                            80         54                -          -
Texas                              3,264        204            1,357        136
Kentucky                             560         89                -          -
West Virginia                        480         23                -          -
                                   -----        ---            -----        ---
     Totals                        4,384        370            1,357        136
                                   =====        ===            =====        ===

                                PRODUCTIVE WELLS

                                Gross Wells           Net Wells
                                -----------         ------------
Geographic Area:                Oil     Gas         Oil     Gas
----------------                ---     ---         ----    ----
New Mexico                       1        0         0.67    0.00
Texas                            2       12         0.80    0.92
Kentucky                         0        7         0.00    1.30
West Virginia                    0        6         0.00    0.29
                                --       --         ----    ----
     Totals                      3       25         1.47    2.51
                                ==       ==         ====    ====

KEY PROPERTIES

The working interest owned by BR Energy, either directly or indirectly through oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use.

PART I

The following are the primary properties held by BR Energy as of December 31, 2004:

      Developed Properties:

      Twin Leaf Prospect: BR Energy owns a 4.25% working interest, with a 3.24% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the fourth quarter of 2004. The well is producing 300 Mcf per day.

      Pepperbush West Prospect: BR Energy owns a 4.25% working interest, with a 3.29% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is producing 400 Mcf per day.

      Hobblebush Prospect: BR Energy owns a 4.25% working interest, with a 3.23% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is producing 200 Mcf per day.

      May Apple Prospect: BR Energy owns a 4.25% working interest, with a 3.23% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is producing 150 Mcf per day.

      Wolfsbane Prospect: BR Energy owns a 13.6% working interest, with a 10.53% net revenue interest, in 1 well located in Walker County, Texas. The well ceased production in January 2004. Additional seismic was shot in the fourth quarter of 2004 and it is being evaluated to determine if the well is to be recompleted or if another well should be drilled.

      Pepperbush Prospect: BR Energy owns a 13.6% working interest, with a 10.34% net revenue interest, in 1 well located in Polk County, Texas which began producing in the second quarter of 2003. It is currently producing 1,500 Mcf per day.

      Yarrow Prospect: BR Energy owns a 13.6% working interest, with a 10.41% net revenue interest, in 1 well located in Polk County, Texas which began producing in the fourth quarter of 2002. It is currently producing 450 Mcf per day.

      West Pebble Island Prospect: BR Energy owns a 7.7% working interest, with a 5.59% net revenue interest, in the 1 well located in Tyler County, Texas which began producing in the first quarter of 2003. It is currently producing 30 barrels per day.

      Shelby County, Texas: BR Energy owns a 0.71% working interest, with a 0.42% net revenue interest, in the Bridges #1 well in Shelby County, Texas which began producing in September 2000. It is currently producing 1,100 Mcf per day.

      In March 2003, BR Energy transferred all of its rights and interest in the Boon's Camp Partnership, the BR Development 2001-II Partnership, the BR Development Plus 2000 Partnership and the BR Private Development 2001-A Partnership to Eagle Energy, Inc. (a company formed by BR Energy's former president) in exchange for a 1% interest in these four partnerships. In addition, BR Energy still retains its 25% ownership as a limited partner through its direct investment in the BR Development 2000 Partnership. During 2004, the total cash flows from the four partnerships were $14,170 compared to cash flows of $17,450 in 2003. As noted above, there are 41 gas wells producing in these four partnerships.

      Undeveloped Properties:

      Webb Prospect: BR Energy owns a 10% working interest in 1,050 acres of oil and gas leases located in Jasper County, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. Drilling on this prospect is anticipated to occur during 2005. N. Champions Prospect: BR Energy owns a 10% working interest in 307 acres of oil and gas leases located in Jasper County, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. Drilling on this prospect is anticipated to occur during 2005.

      We also intend to continue reviewing other undrilled acreage in East Texas and the Texas and Louisiana Gulf Coast areas, which are currently controlled by the major oil and gas companies, for potential drilling prospects. We believe this acreage has not yet been drilled because of a shift of funding by the larger companies towards larger international projects. The major oil and gas companies are actively encouraging joint ventures (farm-outs of their leases and/or direct leasing of their mineral ownership) in these areas with other oil and gas companies, including smaller companies such as us. With respect to these prospects, the major oil and gas companies generally allow us to use their proprietary geologic and seismic databases at no cost to us to evaluate the prospect before our risk capital is committed to drilling the well. Other areas of interest for acquiring prospects and drilling wells are North Louisiana and West Texas.

TITLE TO PROPERTIES

In the normal course of business, the operator of each lease has the responsibility of examining the title on behalf of all working interest partners. Title to substantially all significant producing properties of BR Energy has been examined by various attorneys. The properties are subject to royalty, overriding royalty and other interests customary in the industry.

PART I

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

PRODUCTION AND SALES PRICE

The following table summarizes the sales volumes of BR Energy's net oil and gas production expressed in barrels of oil. Equivalent barrels of oil are obtained by converting gas to oil on the basis of their relative energy content - six thousand cubic feet of gas equals one barrel of oil. During 2004, the average selling price for natural gas was $5.46 per Mcf and the average selling price for oil was $40.39 per barrel.

                                                                                    Net            Net
                                                                                 Production     Production
                                                                                For the Year   For the Year
                                                                                  12/31/04       12/31/03
                                                                                ------------   ------------
Net Volumes (Equivalent Barrels)                                                      17,890         19,281
Average Sales Price per Equivalent Barrel                                       $      34.86   $      27.77
Average Production Cost per Equivalent Barrel (includes production taxes)       $      13.00   $       7.13

The Average Production Cost per Equivalent Barrel represents the Lease Operating Expenses divided by the Net Volumes in equivalent barrels. Lease Operating Expenses includes normal operating costs such as pumper fees, operator overhead, salt water disposal, repairs and maintenance, chemicals, equipment rentals, production taxes and ad valorem taxes.

NET PROVED OIL AND GAS RESERVES

Presented below are the estimates of BR Energy's proved reserves. All of BR Energy's proved reserves are located in the United States.

Proved Developed and Undeveloped Reserves

                                                              December 31, 2004      December 31, 2003
                                                             -------------------     -----------------
                                                                         Natural               Natural
                                                               Oil         Gas         Oil       Gas
                                                             (Bbls)       (Mcf)      (Bbls)     (Mcf)
                                                             ------     --------     -------   -------
Balance, Beginning of Year                                   16,611      390,052      39,588   238,999
   Extensions, discoveries and other additions                    -       11,392           -   319,917
   Revisions of previous estimates                            3,142     (125,710)    (16,230)  (69,089)
   Sales of minerals in place                                     -            -      (1,579)  (15,100)
   Production                                                (4,898)     (77,954)     (5,168)  (84,675)
                                                             ------     --------     -------   -------
Balance, End of Year                                         14,855      197,780      16,611   390,052
                                                             ======     ========     =======   =======
Proved Developed Reserves                                    14,855      197,780      16,611   363,052
                                                             ======     ========     =======   =======

Bbls: Barrels of oil

Mcf: Thousand cubic feet of gas

In estimating the oil and natural gas reserves, BR Energy, in accordance with criteria prescribed by the SEC, uses a December 31, 2004 and 2003 price, without escalation; however, gas prices are adjusted for heating value content (Btu) and oil prices are adjusted for any transportation costs. The SEC allows exceptions in those instances where fixed and determinable gas price escalations are covered by long-term contracts but BR Energy does not have any such contracts. Future prices received for the sale of product may be higher or lower than the prices used in the evaluation described above and the operating costs relating to such production may also increase or decrease from existing levels.

PART I

DRILLING ACTIVITIES

                                               Oil Wells        Gas Wells       Dry Wells
                                             -------------    ------------      ----------
                                             2004     2003    2004    2003      2004  2003
                                             ----     ----    ----    ----      ----  ----
Exploratory Wells                              -        -       4       5         1     7
Development Wells                              -        -       -       1         -     -
                                              --       --      --      --        --    --

Total Wells                                    -        -       4       6         1     7
                                              ==       ==      ==      ==        ==    ==

For the five wells drilled during 2004, BR Energy has a carried working interest (to the tanks) and did not incur any capital expenditures.

3. LEGAL PROCEEDINGS

Neither BR Energy nor any of its properties is subject to any material pending legal proceedings. From time to time, BR Energy may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of BR Energy.

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 8, 2004, a Special Meeting of Stockholders was held requesting the approval of an Amendment to BR Energy's Articles of Incorporation to increase the authorized shares of Common Stock from 20,000,000 shares to 150,000,000 shares. The amendment was approved at the Special Meeting of Stockholders. The increase was necessary for BR Energy to have a sufficient number of shares for its private placement stock subscription as previously discussed.

PART II

5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Common Stock of BR Energy is thinly traded on the OTC Bulletin Board with "BREY" as its stock symbol. The range of high and low bid information for each quarter since January 1, 2003 is as follows:

                                                High Bid     Low Bid
                                                --------     -------
March 31, 2003                                  $   0.40     $  0.27
June 30, 2003                                       0.80        0.35
September 30, 2003                                  0.51        0.40
December 31, 2003                                   0.51        0.35
March 31, 2004                                      1.25        0.25
June 30, 2004                                       0.90        0.26
September 30, 2004                                  0.52        0.24
December 31, 2004                                   0.65        0.35

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

Cash dividends of 12% per annum have been paid quarterly on BR Energy's Series E Preferred Stock since the date of issuance. As of December 31, 2004, a payable for the fourth quarter dividend was recorded as a component of accounts payable and accrued expenses on the balance sheet and there are no unpaid cumulative dividends.

PART II

RECENT SALES OF UNREGISTERED SECURITIES

In 2004, BR Energy conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to regulation S. BR Energy offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit, with each such unit consisting of one common share, one non-transferable share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one non-transferable piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. BR Energy received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 units through December 31, 2004 and they were converted to shares of common stock effective December 31, 2004. Another 1,250,000 common shares with non-transferable warrants and non-transferable piggyback warrants were issuable as of December 31, 2004 as a finder fee for services in connection with the offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee.

SHAREHOLDER INFORMATION

As of December 31, 2004, there were approximately 530 shareholders of BR Energy's Common Stock.

6. MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION

The following discussion is intended to assist in an understanding of BR Energy's financial position and results of operations for each year of the two year periods ended December 31, 2004 and 2003. The financial statements and the notes thereto, which follow, contain detailed information that should be referred to in conjunction with the following discussion.

FINANCIAL OVERVIEW

Blue Ridge Energy, Inc. (BR Energy) is a publicly traded, independent oil and gas company engaged in the drilling, exploration, development and production of oil and gas properties in Texas, Louisiana, Kentucky, West Virginia and New Mexico. BR Energy has participated in 108 wells, of which 28 are presently productive. In addition to the 28 wells, there are 41 wells in four partnerships operated by Eagle Energy, Inc. See further discussion under "Developed Properties" regarding the partnership transfers.

Historically, BR Energy's major activity has been the sponsoring of joint ventures and limited partnerships. BR Energy usually participates for a 1% partnership interest as the managing general partner of the partnerships and joint ventures. While BR Energy will continue to sponsor joint ventures and limited partnerships in the future, it will complement those programs with the expansion of its oil and gas reserves through acquisitions and greater participation in oil and gas properties.

Since 2002, BR Energy has shifted its focus on oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects.

As a result of BR Energy fully implementing its business plan during 2003 and 2004, BR Energy's operating activities are no longer operated and managed as two major segments of business. Accordingly, no reference is made to segments of the business in this section of the Form 10-KSB as it is not applicable to our operations.

During the first quarter of 2003, BR Energy entered into a sales and service agreement with BR Group whereby BR Energy will assemble oil and gas prospects, if requested by BR Group, and conduct the drilling, completion and production operations of the oil and gas wells on said prospects. For these services BR Energy will receive a prospect fee on the acreage acquired ($250 per acre), a 10% Carried Working Interest in the acreage acquired, a 7.5% management fee on all monies expended in drilling and completing the wells and various overhead fees. The first three prospects under this arrangement were sold to BR Group during 2003. No prospects were sold during 2004. On March 3, 2004 this agreement was extended for one year until March 3, 2005 at which time it expired.

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

PART II

6. MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL
   CONDITION--CONTINUED

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Financial Statements and Use of Estimates: In preparing financial statements, management is required to select appropriate accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Oil and Gas Activities: The accounting for upstream oil and gas activities (exploration and production) is subject to special accounting rules that are unique to the oil and gas business. There are two methods to account for oil and gas business activities, the successful efforts method and the full cost method. BR Energy has elected to use the successful efforts method. A description of our policies for oil and gas properties, impairment and direct expenses is located in Note 1 to our financial statements.

The successful efforts method reflects the volatility that is inherent in exploring for oil and gas resources in that costs of unsuccessful exploratory efforts are charged to expense as they are incurred. These costs primarily include seismic costs (G&G costs), other exploratory costs (carrying costs) and exploratory dry hole costs. Under the full cost method, these costs would be capitalized and then expensed (depreciated/amortized) over time.

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

Engineering estimates of BR Energy's oil and gas reserves are made using all available geological and reservoir data, as well as production performance data, and these are inherently imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. There are authoritative guidelines regarding the engineering criteria that have to be met before estimated oil and gas reserves can be designated as "proved." Proved reserve estimates are updated at least annually and take into account recent production and technical information about each field. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. This change is considered a change in estimate for accounting purposes and is reflected on a prospective basis in related depreciation, depletion and amortization rates.

Despite the inherent imprecision in these engineering estimates, these estimates are used in determining depreciation, depletion and amortization (DDA) expense and impairment expense, and in disclosing the supplemental standardized measure of discounted future net cash flows relating to proved oil and gas properties. Producing properties' DDA rates for capitalized costs are determined based on the units of oil or gas produced. Therefore, assuming all other variables are held constant, an increase in estimated proved reserves decreases the DDA expense. Also, estimated reserves are often used to calculate future cash flows from our oil and gas operations, which serve as an indicator of fair value in determining whether a property is impaired or not. The larger the estimated reserve, the less likely the property is impaired. Further, material changes in the estimated volumes of reserves could have an impact on the DD&A rate calculation and the financial statements.

Capitalized Prospect Costs: The Property and Equipment balance on BR Energy's balance sheets include oil and gas property costs that are excluded from capitalized costs being amortized. These amounts represent investments in undeveloped leasehold acreage and work-in-progress exploratory wells. BR Energy excludes these costs on a property-by-property basis until proved reserves are found, until the lease term expires or if it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if any of these conditions have occurred; if so, the capitalized amount is transferred to abandonment expense and recorded to the statement of operations.

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

PART II

6. MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL
   CONDITION--CONTINUED

RESULTS OF OPERATIONS

BR Energy reported a net loss of $1,315,000 in 2004, as compared to a net loss of $437,000 in 2003. The increase in the net loss is primarily due to absence of joint venture and turnkey contract sales partially offset by the absence of related expenses for these sales and the expensing of exploration costs. All these items are discussed in detail below. On a per share basis, which takes into account cash dividends paid on the Series E Preferred Stock, BR Energy had a net loss of $0.18 and $0.07 per share in 2004 and 2003, respectively.

Operating Revenues: Operating revenues totaled $624,000 in 2004; a 66% decrease from $1,835,000 in 2003. Turnkey drilling contract sales included in operating revenues were $-0- in 2004, as compared to $323,000 in 2003, while sales to related parties decreased to $-0- in 2004 as compared to $963,000 in 2003. Oil and gas sales were $624,000 for 2004, as compared to $535,000 for 2003. The increase of 16% is mainly due to the four new wells drilled in 2004. Management fees decreased to $-0- in 2004 as compared to $15,000 in 2003.

Direct Operating Costs: Direct operating costs totaled $233,000 in 2004, a 61% decrease from the total of $591,000 in 2003. Direct operating costs are the turnkey drilling contract costs for the drilling, completion and equipping of oil and gas wells, the costs of property sales to related parties and lease operating expenses. There were $-0- costs associated with contract sales in 2004 as compared to $453,000 in 2003. Production taxes increased to $55,000 in 2004 as compared to $29,000 in 2003 due to increase in sales. Lease operating expense increased to $177,000 in 2004 as compared to $109,000 due to several workover costs incurred to increase production.

Other Operating Expenses: Other operating expenses in 2004 increased to $773,000 from $771,000 in 2003. Dry hole and abandonment costs decreased $151,000, marketing costs decreased $44,000 and exploration costs increased by $509,000. Depreciation, depletion and amortization decreased to $214,000 in 2004 from $527,000 in 2003. The exploration cost consists of $325,000 for a 3D seismic license, $80,000 to reprocess the seismic data and $104,000 in geological consulting. DDA decreased mainly due to lower remaining net book value of the assets.

General And Administrative Costs: General and administrative costs were $919,000 for 2004 and $970,000 for 2003. No one single set of factors contributed to the decrease.

Other Income, Net: Other expense of $15,000 occurred in 2004 as compared to income of $85,000 in 2003. In 2004 there was $10,000 in interest expense related to the note with BR Group while in 2003 there was income of $75,000 for sale of property.

Income Taxes: BR Energy had no federal or state income tax benefit in 2004 or in 2003, as a result of its continued net loss. Based on the continued net losses, a full valuation allowance has been recorded against the deferred tax assets associated with the net operating loss carry forwards. At December 31, 2004, it is estimated that the Federal net operating loss carry forward (NOL) will be $3,328,000. As of December 31, 2003, BR Energy had $2,346,000 of Federal NOL remaining to reduce future taxable net income. Under Internal Revenue Code (IRC)
Section 382, a change in ownership occurred on December 31, 2004 with the issue of the additional shares from the private stock placement. This rule will limit the NOL carry forward amount to $267,000 per year. These NOLs begin expiring in 2020 if not utilized.

BALANCE SHEET REVIEW

Assets: BR Energy's current assets increased to $1,676,000 at the end of 2004 from $277,000 at the end of 2003. This increase is mainly due to the proceeds received from the private stock placement in 2004. BR Energy's non-current assets decreased 19% at the end of 2004 to $659,000 as compared to $810,000 at the end of 2003. Capital expenditures of $112,000 in 2004 were offset by $49,000 written off for leasehold abandonment and DDA expense of $214,000.

Liabilities: BR Energy's liabilities increased 23% to $614,000 at year-end 2004 from $498,000 at the end of 2003. At December 31, 2004 there was a $489,000 note outstanding with BR Group while at December 31, 2003 there was a $304,000 liability recorded for advances received from BR Group.

Stockholders' Equity: Total capital invested in BR Energy for Common and Series E Preferred Stock increased $2,474,000 to $8,851,000 at year-end 2004 from $6,377,000 at the end of 2003 due to the private stock placement during 2004. After recording a net loss of $1,315,000 and paying dividends of $28,000 on its Series E Preferred Stock, BR Energy's accumulated deficit increased 23% to $7,130,000 at December 31, 2004 from an accumulated deficit of $5,788,000 at December 31, 2003.

Capital Resources and Liquidity: BR Energy's current ratio (current assets / current liabilities) was 9.69 to 1 in 2004 and 0.56 to 1 in 2003. Such calculations include cash ($1,466,000 in 2004 and $71,000 in 2003), accounts receivable ($205,000 in 2004 and $206,000 in 2003), net advances from related parties ($-0- in 2004 and $304,000 in 2003), prepaid expenses ($6,000 in 2004 and $-0- in 2003), accounts payable ($126,000 in 2004 and $188,000 in 2003) and current portion of long-term debt ($48,000 in 2004 and $6,000 in 2003). The change in the current ratio from 2004 to 2003 was due primarily to the proceeds received from the private stock placement.

PART II

6. MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL
   CONDITION--CONTINUED

Capital Resources and Liquidity (continued):

BR Energy's primary sources of cash in 2004 were $2,474,000, net of expenses, received from the private placement stock offering as well as the sale of oil and gas production and short term advances from BR Group. In 2003 the primary sources included the sale of oil and gas properties to BR Group, the sale of an oil and gas property to a limited partnership, the sale of oil and gas production, and short term advances from BR Group. Without these sources of cash, BR Energy would not have adequate sources of cash for its operations.

During the years ended December 31, 2004 and 2003, BR Energy has relied upon net inflows of cash generated by its operating activities, equity offerings and short term advances from BR Group to fund the purchase of assets and its expansion. Management intends to fund further growth with equity transactions and improved cash flows from operations.

Management has taken significant steps designed to address the financial condition of BR Energy, to increase cash flows and to achieve improved operating results, principally by implementing its new business plan, having a successful completion of the Non-U.S. private stock offering and discontinuing its contract drilling services segment.

In 2004, BR Energy conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to regulation S. BR Energy offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit, with each such unit consisting of one common share, one non-transferable share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one non-transferable piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. BR Energy received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 units through December 31, 2004 and they were converted to shares of common stock effective December 31, 2004. Another 1,250,000 common shares with non-transferable warrants and non-transferable piggyback warrants were issuable as of December 31, 2004 as a finder fee for services in connection with the offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee.

BR Energy entered into a "lifetime participation" membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 separate 3-D's available and BR Energy will generate drilling prospects from this dataset for the purpose of retaining a carried working interest and possibly participating in these prospects. Funds provided by the private, restricted stock offering will allow BR Energy to add geoscientists, either as consultants or employees, to fully exploit this dataset and develop drilling opportunities. The number of prospects to be generated over time is unknown; however, BR Energy plans to generate a minimum of six drilling prospects in 2005. During the third quarter of 2004, BR Energy purchased a seismic software license for interpreting the Echo data and purchased three 3D computer workstations, along with office furniture, and these stations were fully operational at year-end.

BR Energy suffered a net loss of approximately $1,315,000 in 2004 and had working capital of approximately $1,503,000 at December 31, 2004. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business.

As of December 31, 2004, the only contractual obligation, which is not recorded on the balance sheet, relates to the office lease in Houston, Texas. This operating lease expires on June 30, 2008 and calls for future minimum lease payments of $115,330 for 2005-2007 and $57,665 for 2008.

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

PART II

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

PART III

13. EXHIBITS AND REPORTS ON FORM 8K

A) EXHIBITS

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

      31.1  Section 302 Certification of Chief Executive Officer's

      31.2  Section 302 Certification of Chief Financial Officer's

      32.1  Section 906 Certification of Chief Executive Officer

      32.2  Section 906 Certification of Chief Financial Officer

B) REPORTS ON FORM 8K

      An 8K report was filed on January 6, 2005 reporting the completion of a regulation S offering of common stock and warrants.

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

BLUE RIDGE ENERGY, INC.

                  By: /s/ PATRICK A. KELLEHER
                      -----------------------------------------
                               PATRICK A. KELLEHER
                      Chief Executive Officer and President

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

BLUE RIDGE ENERGY, INC. REGISTRANT

Date: March 28, 2005

By: /s/ PATRICK A. KELLEHER                   By: /s/ FORREST E. EBBS
    -----------------------------------           ------------------------------
           PATRICK A. KELLEHER                          FORREST E. EBBS
     Director, Chief Executive Officer                      Director
                President

By: /s/ ROBERT D. BURR                        By: /s/ HARRY J PETERS
    -----------------------------------           ------------------------------
           ROBERT D. BURR                               HARRY J PETERS
    Director, Chairman of the Board            Director, Senior Vice President-
                                                  Chief Operating Officer

By: /s/ GREGORY B. SHEA                       By: /s/ RICHARD M HEWITT
    -----------------------------------           ------------------------------
           GREGORY B. SHEA                              RICHARD M HEWITT
    Director, Senior Vice President-                       Director
        Operations Secretary

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Stockholders of Blue Ridge Energy, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Blue Ridge Energy, Inc. as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Ridge Energy, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Carpenter, Mountjoy & Bressler, PSC
Louisville, Kentucky
March 11, 2005

                             BLUE RIDGE ENERGY, INC.

                                 BALANCE SHEETS

                                                                                                     December 31
                                                                                               2004              2003
                                                                                          --------------    -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                              $    1,465,675    $      71,256
   Accounts receivable:
     Managed limited partnerships                                                                 15,365           17,035
     Related party                                                                                22,354                -
     Trade and other                                                                             167,400          189,018
   Prepaid expenses and other current assets                                                       5,693                -
                                                                                          --------------    -------------

       TOTAL CURRENT ASSETS                                                                    1,676,487          277,309

PROPERTY AND EQUIPMENT, NET                                                                      651,654          803,285

OTHER NON-CURRENT ASSETS                                                                           7,024            7,024
                                                                                          --------------    -------------

       TOTAL ASSETS                                                                       $    2,335,165    $   1,087,618
                                                                                          ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                  $      125,545    $     188,126
   Advances from related parties                                                                       -          303,874
   Current portion of long-term debt                                                              47,523            6,000
                                                                                          --------------    -------------

       TOTAL CURRENT LIABILITIES                                                                 173,068          498,000

LONG-TERM DEBT                                                                                   441,173                -
                                                                                          --------------    -------------

       TOTAL LIABILITIES                                                                         614,241          498,000
                                                                                          --------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)                                                          -                -

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series E
     23,300 shares issued and outstanding at December 31, 2004 and 2003
     (liquidation preference of $233,000 in 2004 and 2003)                                            23               23
   Common stock, $0.005 par value; 150,000,000 shares authorized; 21,266,094 issued and outstanding at December 31, 2004 and 20,000,000 shares
     authorized; 7,516,094 shares issued and outstanding at December 31, 2003                    106,331           37,581
   Additional paid-in capital                                                                  8,745,055        6,339,658
   Accumulated deficit                                                                        (7,130,485)      (5,787,644)
                                                                                          --------------    -------------

       TOTAL STOCKHOLDERS' EQUITY                                                              1,720,924          589,618
                                                                                          --------------    -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    2,335,165    $   1,087,618
                                                                                          ==============    =============

                  See accompanying independent auditor's report
                        and notes to financial statements

                             BLUE RIDGE ENERGY, INC.

                            STATEMENTS OF OPERATIONS

                                                                                               Year Ended December 31
                                                                                               2004              2003
                                                                                          --------------    -------------
OPERATING REVENUE
   Turnkey contract sales                                                                 $            -    $     322,627
   Oil and gas property sales to related parties                                                       -          962,747
   Oil and gas sales                                                                             623,644          535,406
   Oil and gas sales management fees                                                                   -           14,520
                                                                                          --------------    -------------

       TOTAL OPERATING REVENUE                                                                   623,644        1,835,300

OPERATING COSTS AND OTHER EXPENSES
   Turnkey contract costs                                                                              -           14,170
   Costs of oil and gas property sales to related parties                                              -          438,814
   Lease operating expenses                                                                      232,542          137,538
   Impairment, abandonment and dry hole costs                                                     49,417          200,482
   Exploration costs                                                                             509,333                -
   Depreciation, depletion and amortization                                                      213,872          526,728
   Marketing costs                                                                                     -           43,922
   General and administrative costs                                                              918,796          969,763
                                                                                          --------------    -------------

       TOTAL OPERATING COSTS                                                                   1,923,960        2,331,417
                                                                                          ---- ---------    -------------

       OPERATING LOSS                                                                         (1,300,316)        (496,117)
                                                                                          --------------    -------------

OTHER INCOME (EXPENSE)
   Interest and other, net                                                                       (14,565)           9,801
   Gain on sale of oil and gas properties                                                              -           75,110
                                                                                          --------------    -------------

       TOTAL OTHER INCOME, net                                                                   (14,565)          84,911
                                                                                          --------------    -------------

       LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                    (1,314,881)        (411,206)

INCOME TAX PROVISION                                                                                   -                -
                                                                                          --------------    -------------

       LOSS FROM CONTINUING OPERATIONS                                                        (1,314,881)        (411,206)
                                                                                          --------------    -------------
DISCONTINUED OPERATIONS:
   Loss on disposal of discontinued operations                                                         -          (25,300)
                                                                                          --------------    -------------

       LOSS FROM DISCONTINUED OPERATIONS                                                               -          (25,300)
                                                                                          --------------    -------------

       NET LOSS                                                                               (1,314,881)        (436,506)

LESS SERIES E PREFERRED STOCK CASH DIVIDENDS                                                     (27,960)        (115,539)
                                                                                          --------------    -------------

       NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                       $   (1,342,841)   $    (552,045)
                                                                                          ==============    =============

LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE                                          $        (0.18)   $       (0.07)
                                                                                          ==============    =============

LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE                                        $            -    $           -
                                                                                          ==============    =============

NET LOSS PER COMMON SHARE                                                                 $        (0.18)   $       (0.07)
                                                                                          ==============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED                                 7,553,662        7,516,094
                                                                                          ==============    =============

                  See accompanying independent auditor's report
                        and notes to financial statements

                             BLUE RIDGE ENERGY, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              Preferred Stock                       Common Stock
                                                     -------------------------------      -------------------------------
                                                         Shares           Amount              Shares            Amount
                                                     -------------     -------------      --------------    -------------
BALANCE, JANUARY 1, 2003                                   273,300     $         273           7,516,094    $      37,581

   Retirement/cancellation of preferred stock             (250,000)             (250)                  -                -
                                                     -------------     -------------      --------------    -------------

BALANCE, DECEMBER 31, 2003                                  23,300                23           7,516,094           37,581

   Private Stock Issue                                           -                 -          13,750,000           68,750
                                                     -------------     -------------      --------------    -------------

BALANCE, DECEMBER 31, 2004                                  23,300     $          23          21,266,094    $     106,331
                                                     =============     =============      ==============    =============

                                                       Additional      Subscriptions       Accumulated
                                                    Paid-in Capital      Receivable           Deficit            Total
                                                    ---------------    -------------      --------------    -------------
BALANCE, JANUARY 1, 2003                             $   8,285,056     $    (760,000)     $   (5,235,599)   $   2,327,311

   Receipt of subscription receivable                            -           260,000                   -          260,000
   Retirement/cancellation of preferred stock           (2,499,750)          500,000                   -       (2,000,000)
   Sale of seismic to related party                        568,752                 -                   -          568,752
   Stock issuance costs                                    (14,400)                -                   -          (14,400)
   Dividends paid on preferred stock                             -                 -            (115,539)        (115,539)
   Net loss                                                      -                 -            (436,506)        (436,506)
                                                     -------------     -------------      --------------    -------------

BALANCE, DECEMBER 31, 2003                               6,339,658                 -          (5,787,644)         589,618

   Private Stock Issue                                   2,431,250                 -                   -        2,500,000
    Stock issuance costs                                   (25,853)                -                   -          (25,853)
   Dividends paid on preferred stock                             -                 -             (27,960)         (27,960)
   Net loss                                                      -                 -          (1,314,881)      (1,314,881)
                                                     -------------     -------------      --------------    -------------

BALANCE, DECEMBER 31, 2004                           $   8,745,055     $           -      $   (7,130,485)   $   1,720,924
                                                     =============     =============      ==============    =============

                  See accompanying independent auditor's report
                        and notes to financial statements

                             BLUE RIDGE ENERGY, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31
                                                                                               2004              2003
                                                                                          --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                               $   (1,314,881)   $    (436,506)
   Adjustments to reconcile net loss to net cash flows
     provided by (used in) operating activities:
       Depreciation, depletion and amortization                                                  213,872          526,728
       Loss from disposal of discontinued assets                                                       -           25,300
       Change in assets from discontinued operations                                                   -          174,700
       Impairment, dry holes and abandonment losses                                               49,417          200,482
       Costs paid by related party-BR Group                                                      140,497                -
       Gain on sale of oil and gas properties                                                          -          (75,110)
       Changes in operating assets and liabilities:
         Accounts receivable-trade                                                                23,288         (161,171)
         Accounts receivable-related party-BR Group                                              (22,354)               -
         Prepaid expenses and other assets                                                        (5,693)          80,939
         Accounts payable and accrued expenses                                                   (62,581)        (111,744)
                                                                                          --------------    -------------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                        (978,435)         223,618
                                                                                          --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in advances from affiliate                                                                 -           20,166
   Purchase of furniture and computer equipment                                                 (109,473)         (84,389)
   Sale of oil and gas properties                                                                      -          138,000
   Payments for seismic data                                                                           -         (253,093)
   Purchase of oil and gas properties and equipment                                               (2,186)        (415,014)
                                                                                          --------------    -------------
     NET CASH USED IN INVESTING ACTIVITIES                                                      (111,659)        (594,330)
                                                                                          --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                                                     (6,000)         (24,000)
   Increase in related party advances-BR Group                                                    44,326                -
   Private Stock Issue                                                                         2,500,000                -
   Series E Preferred Stock subscription receivable                                                    -          260,000
   Stock issuance costs                                                                          (25,853)         (14,400)
   Dividends paid                                                                                (27,960)        (115,539)
                                                                                          --------------    -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 2,484,513          106,061
                                                                                          --------------    -------------

NET INCREASE (DECREASE) IN CASH                                                                1,394,419         (264,651)

CASH, BEGINNING OF YEAR                                                                           71,256          335,907
                                                                                          --------------    -------------

CASH, END OF YEAR                                                                         $    1,465,675    $      71,256
                                                                                          ==============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                                                 $        9,863    $           -
                                                                                          ==============    =============
   Cash paid for federal income taxes                                                     $            -    $           -
                                                                                          ==============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Sale of seismic data                                                                   $            -    $   2,287,429
                                                                                          ==============    =============
   Increase in advances from affiliate                                                    $            -    $     212,571
                                                                                          ==============    =============
   Retirement of preferred stock                                                          $            -    $  (2,000,000)
                                                                                          ==============    =============
   Elimination of preferred stock subscriptions                                           $            -    $    (500,000)
                                                                                          ==============    =============
   Transfer of seismic note payable to related party                                      $            -    $     474,636
                                                                                          ==============    =============
   Additional paid-in capital from related party                                          $            -    $     568,752
                                                                                          ==============    =============

                  See accompanying independent auditor's report
                        and notes to financial statements

BLUE RIDGE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Blue Ridge Energy, Inc. (BR Energy), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name to Blue Ridge Energy, Inc. in May, 1996. BR Energy's office is located in Houston, Texas. BR Energy is engaged in the oil and gas business, primarily in the Gulf Coast of Texas and Louisiana, East Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil and gas drilling partnerships through which it raises funds for the drilling of oil and gas wells and usually participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. BR Energy also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. These acquisitions are funded by a combination of the profits earned from sponsoring oil and gas drilling programs and from the proceeds of private offerings of preferred stock and common stock.

BR Energy also owned two drilling rigs prior to 2003. These rigs were used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. These operations were discontinued and the rigs were sold during 2002. The remaining book value for the drilling rig equipment was expensed during 2003.

Since 2002, BR Energy has shifted its focus on oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects.

In 2004, BR Energy conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to regulation S. BR Energy offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit, with each such unit consisting of one common share, one non-transferable share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one non-transferable piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. BR Energy received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 units through December 31, 2004 and they were converted to shares of common stock effective December 31, 2004. Another 1,250,000 common shares with non-transferable warrants and non-transferable piggyback warrants were issuable as of December 31, 2004 as a finder fee for services in connection with the offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee.

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

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

BR Energy suffered a net loss of approximately $1,315,000 in 2004 and had working capital of approximately $1,503,000 at December 31, 2004. The accompanying financial statements have been prepared assuming that BR Energy will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time.

Management has taken significant steps designed to address the financial condition of BR Energy, to increase cash flows and to achieve improved operating results, principally by implementing its new business plan, having a successful completion of the Non-U.S. private stock offering and discontinuing its contract drilling services segment.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities: Financial Accounting Standards Board Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, was issued in December 2003. FIN No. 46(R) addresses consolidation by business enterprises of variable interest entities. It applies to all variable interest entities by the end of the first report period after December 15, 2004. The adoption of FIN No. 46(R) had no impact on the financial statements and is not expected to have a material impact on the financial statements in the future.

Share-Based Payment: Financial Accounting Standards Board Statement (FASB) 123(R), Share-Based Payment was issued in December 2004. This Statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in FASB Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This statement will be adopted for the first quarterly reporting period of 2006 beginning on January 1 and is not expected to have a material impact on the financial statements.

REVENUE RECOGNITION

Under the sales method, oil and gas revenue is recognized when produced and sold. Revenues from turnkey contract sales and property sales are recognized when the contracts and property sales are completed.

ACCOUNTS RECEIVABLE

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment and from expenditures paid on behalf of the limited partnership and related party (BR Group) awaiting collection. Management's assessment of the receivables indicate all will be collected and there is no provision made for bad debt.

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

Computer Equipment and Software     5
Furniture and Fixtures             10

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

The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of BR Energy's wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and BR Energy is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At December 31, 2004, BR Energy had no costs capitalized pending determination, nor did it expense any costs during 2004 for costs that had exceeded the one-year determination period.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

BR Energy follows the provisions of Statement of Financial Accounting Standards
(SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Management has determined that any future costs related to plugging and abandonment of producing wells will be offset by the value of equipment removed from the well site. Therefore, no liability has been recorded as of December 31, 2004. These costs will be evaluated quarterly and, if circumstances dictate a liability is necessary, an amount will be recorded and subsequently amortized over the life of the well.

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

SURRENDER OR ABANDONMENT OF DEVELOPED PROPERTIES

Normally, no separate gain or loss is recognized if only an individual item of equipment is abandoned or retired or if only a single lease or other part of a group of proved properties constituting the amortization base is abandoned or retired as long as the remainder of the property or group of properties continues to produce oil or gas. The asset being abandoned or retired is deemed to be fully amortized, and its cost is charged to accumulated depreciation, depletion or amortization. When the last well on an individual property or group of properties with common geological structures ceases to produce and the entire property or property group is abandoned, gain or loss, if any, is recognized.

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

IMPAIRMENT OF LONG-LIVED ASSETS

BR Energy follows the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Consequently, BR Energy reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. BR Energy assesses impairment of capitalized costs, or carrying amount, of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by BR Energy using the present value of future cash flows discounted at 10%, in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," The following expected future prices were used in 2004 and 2003 to estimate future cash flows to assess properties for impairment.

Oil Price Per Bbl            2004                2003
-----------------      -----------------   -----------------
    Year 1             $ 36.00 - $ 41.70   $ 26.25 - $ 31.11
    Year 2               36.00 -   41.70     26.25 -   31.11
    Year 3               36.00 -   41.70     26.25 -   31.11
    Year 4               36.00 -   41.70     26.25 -   31.11
    Thereafter           36.00 -   41.70     26.25 -   31.11
    Maximum              36.00 -   41.70     26.25 -   31.11

Gas Price Per Mcf            2004                2003
-----------------      -----------------   -----------------
    Year 1             $  5.00 - $  7.26     $ 4.00 - $ 5.90
    Year 2                5.00 -    7.26       4.00 -   5.90
    Year 3                5.00 -    7.26       4.00 -   5.90
    Year 4                5.00 -    7.26       4.00 -   5.90
    Thereafter            5.00 -    7.26       4.00 -   5.90
    Maximum               5.00 -    7.26       4.00 -   5.90

Oil and gas expected future price estimates were based on prices at each year-end. These prices were applied to production profiles of proved developed reserves at December 31, 2004 and 2003.

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

INCOME/(LOSS) PER COMMON SHARE

BR Energy calculates basic earnings per common share ("Basic EPS") using the weighted average number of common shares outstanding for the period. The income available to common shareholders is computed after deducting dividends on the Series E Preferred Stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. As BR Energy recorded a loss in 2004 and 2003, common share equivalents outstanding would be anti-dilutive, therefore, have not been included in the weighted average shares outstanding. The following table provides the numerators and denominators used in the calculation of Basic EPS for the years ended December 31, 2004 and 2003:

                                                                        2004                2003
                                                                    ------------        ------------
Loss from continuing operations                                     $ (1,314,881)       $   (411,206)
Less preferred stock dividends                                           (27,960)           (115,539)
                                                                    ------------        ------------

Loss from continuing operations available to common stockholders    $ (1,342,841)       $   (526,745)
Loss from discontinued operations                                              -             (25,300)
                                                                    ------------        ------------

Loss available to common stockholders                               $ (1,342,841)       $   (552,045)
                                                                    ============        ============

Common stock outstanding for the full year                             7,516,094           7,516,094

Weighted average of private stock issuance                                37,568                   -
                                                                    ------------        ------------

Weighted average common shares outstanding                             7,553,662           7,516,094
                                                                    ============        ============

INTEREST

Interest expense does not vary from the presentation on the statement of cash flow.

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

                                                                        2004                2003
                                                                    ------------        ------------
Net loss, as reported                                               $  1,314,881        $    436,506
Stock based compensation                                                   3,844               4,356
                                                                    ------------        ------------

Pro forma net loss                                                  $  1,318,725        $    440,862
                                                                    ============        ============

Net loss attributable to common stockholders, as reported           $  1,342,841        $    552,045
Stock based compensation                                                   3,844               4,356
                                                                    ------------        ------------

Pro forma net loss                                                  $  1,346,685        $    556,401
                                                                    ============        ============

Basic and diluted loss per common share, as reported                $       0.18        $       0.07
                                                                    ============        ============

Basic and diluted loss per common share, pro forma                  $       0.18        $       0.07
                                                                    ============        ============

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

STOCK OPTIONS--CONTINUED

The fair value of each option grant to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       2004              2003
                                                    -----------      -----------
Risk free interest rate                                    3.86%            4.26%
Expected option life                                   10 years         10 years
Expected dividend yield                                       -                -
Volatility factor                                          1.02             1.20
Weighted average grant date fair value of options   $      0.31      $      0.33

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

CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

BR Energy maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At December 31, 2004, BR Energy had $1,385,000 of cash balances that were uninsured.

ADVERTISING

BR Energy expenses advertising costs as these are incurred. For the years ended December 31, 2004 and 2003, these costs are included in the statement of operations as marketing costs.

INCOME TAXES

There is no provision for income taxes for the year ended December 31, 2004 and 2003. Income taxes are provided for under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether BR Energy will generate sufficient future taxable income to utilize the net deferred tax assets, therefore for financial reporting purposes, a valuation allowance of $1,357,000 has been recognized to offset the net deferred tax assets at December 31, 2004. See Note 8 for additional information.

RECLASSIFICATION

Certain reclassifications have been made to the December 31, 2003 financial statements to conform to December 31, 2004 classification. These reclassifications have no effect on previously reported operating results.

2. AFFILIATED OIL AND GAS PARTNERSHIPS

BR Energy has provided turnkey drilling services for the various oil and gas partnerships which it sponsors. Fees earned for these drilling services, including the sale of leases to the partnerships, amounted to $-0- and $322,627 during 2004 and 2003, respectively.

Included in BR Energy's financial statements are contributions made to the various Company sponsored oil and gas partnerships. BR Energy has allocated, on a pro rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

3. RELATED PARTY TRANSACTIONS

A. COMMON STOCK TRANSACTIONS

As of December 31, 2004, there are 21,266,094 shares of common stock issued and outstanding. A total of 3,954,075 shares are held by BR Group and the remaining 17,312,019 shares are held by approximately 530 shareholders.

B. ADVANCES FROM/TO RELATED PARTIES

BR Group provided various management, administrative, accounting and geological services for BR Energy at a rate of $10,000 per month from April 1, 2003 through September 30, 2004 and $20,750 per month from January 1, 2003 through March 31, 2003. BR Energy also reimburses BR Group for direct costs paid on its behalf and the costs of various drilling services. As of December 31, 2004 and 2003, $-0-and $303,874 respectively, had been advanced by BR Group to BR Energy under these arrangements. Effective October 1, 2004, the $10,000 monthly charge by BR Group ceased. Both companies agreed that any costs incurred on behalf of the other will be billed in the following month with a cash settlement for the balance due. At December 31, 2004, BR Group owed $22,000 under this arrangement.

During the third quarter of 2004, BR Energy negotiated an agreement with BR Group whereby BR Group reimbursed BR Energy approximately $140,000 for costs incurred by BR Energy on behalf of BR Group. For the remaining cash advances at September 30, 2004 received from BR Group, a $500,000 promissory note was established bearing interest at 7.95% for a term of eight years, with monthly payments of $7,056 for principal and interest. This note is secured by any and all oil and gas production income that BR Energy holds, now and future until the note has been paid in full.

C. MANAGEMENT FEE ARRANGEMENTS

BR Group provided various management, administrative, accounting and geological services for BR Energy at a rate of $10,000 per month, which was determined on a proportional basis because specific identification of expenses was not practical. Effective October 1, 2004, the $10,000 monthly charge by BR Group ceased. Both companies agreed that any costs incurred on behalf of the other will be billed in the following month with a cash settlement for the balance due. BR Energy's President, Patrick A. Kelleher, receives a 2% carried working interest on all new oil and gas prospects developed by him for BR Energy and receives a 0.5% carried working interest on all oil and gas prospects developed from a 2D seismic program (see Note 1 for additional disclosure).

D. TURNKEY DRILLING CONTRACTS

BR Energy enters into turnkey drilling contracts with its privately sponsored oil and gas partnerships to drill oil and gas wells (see Note 2 for additional disclosure).

4. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

                                                                       December 31
                                                                 2004               2003
                                                             ------------       -------------
Proved oil and gas properties                                $  1,478,921       $   1,479,252
Investment in partnerships                                        481,573             481,082
Unproved oil and gas properties                                         -              47,391
Furniture and computer equipment                                  216,472             106,999
                                                             ------------       -------------
         Total property and equipment                        $  2,176,966       $   2,114,724
Less accumulated depletion, depreciation and amortization        (881,763)           (667,890)
Less impairment                                                  (643,549)           (643,549)
                                                             ------------       -------------

         Net property and equipment                          $    651,654       $     803,285
                                                             ============       =============

Depreciation, depletion and amortization expense was $213,872 and $526,728 during the years ended 2004 and 2003, respectively.

During 2004 and 2003, BR Energy provided for abandonment and dry hole costs of $49,417 and $200,482, respectively. The 2004 abandonment expense was for undeveloped leases that had expired.

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

5. SEISMIC LICENSE

BR Energy entered into a "lifetime participation" membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid-Continent Programs on July 1, 2004. There are 56 separate 3-D's available and BR Energy will generate drilling prospects from this dataset for the purpose of retaining a carried working interest and possibly participating in these prospects. During the third quarter of 2004, BR Energy has purchased a seismic software license for interpreting the Echo data and purchased three 3D computer workstations, along with office furniture, and these stations were fully operational at year-end.

This seismic license and any related "prospecting costs" such as geological and geophysical (G&G) consulting and G&G studies are defined as Exploration Costs under FASB Statement 19 and such expenditures are to be expensed as incurred. During 2004, $509,000 was incurred for exploration costs and charged to expense.

6. LONG TERM DEBT

BR Energy has entered into various notes payable with former partnership investors to purchase their partnership interests. As of December 31, 2003, the remaining balance due on these notes was $6,000. This balance was paid in full during the first quarter of 2004.

As discussed in Note 3, BR Energy entered into a promissory note with BR Group dated October 1, 2004. Principal payments due on long-term notes payable for the years subsequent to December 31, 2004 are as follows:

Year ending
-----------
 2005                                 $    47,523
 2006                                      51,442
 2007                                      55,684
 2008                                      60,276
 2009                                      65,246
 Thereafter                               208,525
                                      -----------

 Total principal payments             $   488,696
                                      ===========

7. OPERATING LEASE

BR Energy entered into an operating lease for its administrative office in Houston, Texas on April 1, 2003. The lease expires on June 30, 2008 and calls for future minimum lease payments of $115,330 for 2005 - 2007 and $57,665 for 2008. Total rental expense was approximately $113,000 and $48,000 for 2004 and 2003, respectively.

8. INCOME TAXES

The tax effect of significant temporary differences representing the net deferred tax liability at December 31, were as follows:

                                                2004                 2003
                                            -------------       -------------
Net operating loss carry forward            $   1,264,754       $     974,022
Intangible drilling costs                        (341,288)           (422,033)
Depletion, depreciation and amortization          433,494             303,757
Valuation allowance                            (1,356,960)           (855,746)
                                            -------------       -------------

Net deferred tax liability                  $           -       $           -
                                            =============       =============

BR Energy recorded $-0- as income tax expense for the years ended December 31, 2004 and 2003, as a result of the net loss recognized in each of these years. Further, an income tax benefit was not recognized in either of the years due to the uncertainty of BR Energy's ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

8. INCOME TAXES--CONTINUED

The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

                                                                    2004                     2003
                                                             -------------------     ---------------------
                                                               Amount    Percent      Amount       Percent
                                                             ---------   -------     ---------     -------
Income tax benefit computed at the statutory rate            $ 447,060      34.0%     $ 148,412       34.0%
Increase (reduction) in tax benefit resulting from:
   State and local income taxes, net of federal tax effect      52,595       4.0         17,460        4.0
   Permanent items                                              (1,204)     (0.1)        (3,800)      (0.9)
   Valuation allowance                                        (498,451)    (37.9)      (162,072)     (37.1)
                                                             ---------     -----      ---------      -----
Income tax benefit                                           $       -         -      $       -          -
                                                             =========     =====      =========      =====

At December 31, 2003, BR Energy had a net operating loss carry forward of approximately $2,346,000 to offset future taxable income. These net operating loss carry forwards will begin expiring in 2020 unless utilized sooner. BR Energy has estimated a net operating loss carry forward of $3,328,000 as of December 31, 2004. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issue of the additional shares from the private stock placement. This rule will limit the NOL carry forward amount to $267,000 per year.

9. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Neither BR Energy nor any of its properties is subject to any material pending legal proceedings. From time to time, BR Energy may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of BR Energy.

CONTINGENCIES

BR Energy's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, BR Energy maintains general liability insurance coverage of approximately $5 million per occurrence and in the aggregate. BR Energy believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect BR Energy against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. BR Energy has never been fined or incurred liability for pollution or other environmental damage in connection with its operations. As of December 31, 2004, BR Energy had no significant customers or suppliers, other than BR Group, which could have a significant adverse effect on BR Energy's operations.

10. STOCKHOLDERS' EQUITY

BR Energy is authorized to issue two classes of stock that are designated as common and preferred stock. On October 8, 2004, a Special Meeting of Stockholders was held requesting the approval of an Amendment to BR Energy's Articles of Incorporation to increase the authorized shares of Common Stock from 20,000,000 shares to 150,000,000 shares. The amendment was approved at the Special Meeting of Stockholders. This increase was necessary for BR Energy to have a sufficient number of shares for its private placement stock subscription as discussed in Note 1. As of December 31, 2004, BR Energy was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

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

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

10. STOCKHOLDERS' EQUITY--CONTINUED

SERIES E PREFERRED STOCK

In June 2002, BR Energy authorized the issuance and sale of 750,000 shares of Series E Preferred Stock, which has a par value of $0.001 per share at $10.00 per share. The Series E Preferred Stock bears a 12% per annum dividend payable quarterly and a participating dividend equal to 3% of the net profits from the oil and gas properties acquired with the proceeds of the offering, also payable quarterly. The proceeds from the offering, after deducting expenses, were used to drill three dry holes in September 2002, October 2002 and February 2003; therefore, no participating dividends will be payable to stockholders. Each share of the Series E Preferred Stock shall be converted automatically into five shares of common stock five years after the closing of the offering, or at such time as BR Energy's registered common stock has traded at $12.50 per share average for a 30 day period, but in any event no earlier than three years after the final closing of the offering, which was December 31, 2002.

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

STOCK OPTIONS

On August 8, 2001, the shareholders of BR Energy approved the Blue Ridge Energy Stock Option Plan (the Plan) which allows for the granting of stock options to eligible employees and directors. BR Energy accounts for the Plan in accordance with APB 25. Accordingly, BR Energy has not recognized compensation expense for stock options granted.

The stock option plans originally authorized the issuance to officers, directors, and key employees of up to 1,000,000 options to purchase shares of common stock at the fair value of the common stock on the date of grant. These options generally become exercisable 33% annually beginning on the date of grant and expire not later than ten years from the date of grant. The plan allows for the options available for granting to increase at 10% of the additional shares outstanding. In 2002, the available stock options were increased by 144,580 shares when there were an increase in common shares issued. In 2004 with the private stock placement, the authorized stock options increase by another 1,375,000 under the plan's provisions.

A summary of stock option activity follows:

                     Option Shares                              Weighted-
                     Available for          Options           Average Price
                         Grant            Outstanding           Per Share
                     -------------        -----------         -------------
December 31, 2002           75,830          1,068,750         $        0.67
   Authorized                    -                  -                     -
   Granted                 (20,000)            20,000                  0.47
   Forfeited                     -                  -                     -
   Exercised                     -                  -                     -
                     -------------        -----------         -------------
December 31, 2003           55,830          1,088,750                  0.67
   Authorized            1,375,000                  -                     -
   Granted                 (20,000)            20,000                  0.47
   Forfeited               237,500           (237,500)                 0.67
   Exercised                     -                  -                     -
                     -------------        -----------         -------------

December 31, 2004        1,648,330            871,250         $        0.66
                     =============        ===========         =============

The weighted average remaining contractual life of shares outstanding at December 31, 2004 is 7.19 years. The exercise price of the options ranges from $0.40 to $1.70.

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

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

10. STOCKHOLDERS' EQUITY--CONTINUED

COMMON STOCK WARRANTS

In September 2001, BR Energy issued 190,000 warrants, with varying prices and forfeiture clauses, for the purchase of Common Stock in connection with the sale of units in the Blue Ridge Development Plus 2000 Limited Partnership. At December 31, 2003, 126,666 warrants were exercisable through September 2004 at an exercise price of $6.00. None of these warrants were exercised during 2004 and all expired on January 31, 2005.

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

The following table discloses warrants issued and outstanding as of December 31, 2004. All warrants expire at the end of the exercisable period. These warrants have not been registered with the SEC and accordingly, are restricted for sale under Rule 144.

         TITLE OF                  AGGREGATE AMOUNT               DATE FROM              PRICE AT                   ISSUED IN
         ISSUE OF                    OF SECURITIES             WHICH WARRANTS         WHICH WARRANTS             CONNECTION WITH
        SECURITIES              CALLED FOR BY WARRANTS         ARE EXERCISABLE        ARE EXERCISABLE            WARRANTS ISSUED
--------------------------      ----------------------       -------------------     ------------------       ----------------------
Common....................               23,300               December 31, 2002       $4.00 for 1 share
Stock Warrants............             Warrants                    through                   of                      Series E
                                                              December 31, 2005         Common Stock             Preferred Stock

Common....................               12,000               August 30, 2002 &
Stock Warrants............             Warrants               December 26, 2002
                                                                   through            $0.40 for 1 share
                                                               August 30, 2007               of                      Series E
                                                              December 26, 2007         Common Stock             Preferred Stock

Series F..................              335,728                 March 27, 2000        $3.00 for 1 share        Exchange for proved
Stock Warrants............             Warrants                    through                   of                  properties from
                                                                March 27, 2005          Common Stock            Paluxy Partnership

Series F..................              521,208                 March 27, 2000        $3.00 for 1 share        Exchange for proved
Stock Warrants............             Warrants                    through                   of                  properties from
                                                                March 27, 2005          Common Stock              Sherman Moore

Series H..................              190,000                  January 2002         During 2002 $4.00          Sale of units in
Stock Warrants............             Warrants                    through            During 2003 $5.00       Blue Ridge Development
                                                                 January 2005         During 2004 $6.00       Plus 2000 Partnership
                                                                                       for 1 share of
                                                                                        Common Stock

Series I..................            12,500,000              December 31, 2004       $0.50 for 1 share            2004 Private
Stock Warrants............             Warrants                    through                   of                     Placement
                                                              December 31, 2005         Common Stock

Series J..................            12,500,000              December 31, 2004       $1.00 for 1 share            2004 Private
Stock Warrants............             Warrants                    through                   of                     Placement
                                                              December 31, 2006         Common Stock

Finder Fee................            1,250,000              December 31, 2004        $0.50 for 1 share            2004 Private
Stock Warrants............             Warrants                    through                   of                     Placement
                                                              December 31, 2005         Common Stock

Finder Fee................            1,250,000              December 31, 2004        $1.00 for 1 share            2004 Private
Stock Warrants............             Warrants                    through                   of                     Placement
                                                              December 31, 2006         Common Stock

BLUE RIDGE ENERGY, INC.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES (UNAUDITED)

COSTS INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION AND DEVELOPMENT
ACTIVITIES:

                                                                                        December 31
                                                                                 2004                2003
                                                                             -------------       -------------
Acquisition of properties
   Proved                                                                    $           -       $           -
   Unproved                                                                          1,695              99,110
Exploration costs                                                                  509,333             305,769
Development costs                                                                      491              10,135
                                                                             -------------       -------------

        Total oil and gas acquisitions                                       $     511,519       $     415,014
                                                                             =============       =============

CAPITALIZED COSTS OF OIL AND GAS PROPERTIES:

                                                                                        December 31
                                                                                 2004                2003
                                                                             -------------       -------------
Proved oil and gas properties                                                $   1,478,921       $   1,479,252
Investment in partnerships                                                         481,573
                                                                                                       481,082
Unproved oil and gas properties                                                          -              47,391
                                                                             -------------       -------------

       Total oil and gas properties                                              1,960,494           2,007,725
Less accumulated depreciation, depletion and amortization                       (1,488,919)
                                                                             -------------       -------------
                                                                                                    (1,299,724)

            Net oil and gas properties                                       $     471,575       $     708,001
                                                                             =============       =============

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES:

                                                                                        December 31
                                                                                 2004                2003
                                                                             -------------       -------------

Oil and gas sales                                                            $     587,110       $     509,906
Oil and gas sales from partnerships                                                 36,534              25,500
Gain on sale of oil and gas leases                                                       -              75,110
Production costs                                                                  (232,542)           (137,538)
Exploration, abandonment and dry hole expenses                                    (558,750)           (200,482)
Depreciation, depletion and amortization and valuation provision                  (189,195)           (370,651)
                                                                             -------------       -------------

       Net operating loss from oil and gas activity before income taxes           (356,843)            (98,155)
Income tax effect                                                                        -                   -
                                                                             -------------       -------------

Results of operations from oil and gas producing activities
   (excluding corporate overhead and financing cost)                         $    (356,843)      $     (98,115)
                                                                             =============       =============

PROVED OIL AND GAS RESERVE QUANTITIES

The following tables present estimates of BR Energy's proved oil and gas reserves. BR Energy emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. All of BR Energy's reserves are located in the United States. Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

BLUE RIDGE ENERGY, INC.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES (UNAUDITED)

PROVED OIL AND GAS RESERVE QUANTITIES--CONTINUED

                                                                                          Oil (Bbls)          Gas (Mcf)
                                                                                        -------------       -------------
Reserves, December 31, 2002                                                                    39,588             238,999
   Revisions                                                                                  (16,230)            (69,089)
   Sale of minerals in place                                                                   (1,579)            (15,100)
   Discoveries and extensions                                                                       -             319,917
   Production                                                                                  (5,168)            (84,675)
                                                                                        -------------       -------------

Reserves, December 31, 2003                                                                    16,611             390,052
   Revisions                                                                                    3,142            (125,710)
   Sale of minerals in place                                                                        -                   -
   Discoveries and extensions                                                                       -              11,392
   Production                                                                                  (4,898)            (77,954)
                                                                                                            -------------
Reserves, December 31, 2004                                                                    14,855             197,780
                                                                                        =============       =============

Proved developed reserves
   December 31, 2002                                                                           32,726             228,999
                                                                                        =============       =============
   December 31, 2003                                                                           16,611             363,052
                                                                                        =============       =============
   December 31, 2004                                                                           14,855             197,780
                                                                                        =============       =============

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS No. 69:

                                                                                                   December 31
                                                                                            2004                 2003
                                                                                        -------------       -------------
Future cash inflows                                                                     $   1,753,314       $   2,608,596
Future development costs                                                                      (18,910)            (33,345)
Future production costs                                                                      (520,106)           (645,982)
Future income taxes                                                                           (10,220)            (17,205)
                                                                                        -------------       -------------

Future net cash flows                                                                   $   1,204,078       $   1,912,064
10% annual discount for estimated timing of cash flow                                        (250,463)           (473,084)
                                                                                        -------------       -------------

Standardized measure of discounted future net cash flows                                $     953,615       $   1,438,980
                                                                                        =============       =============

                                                                                                   December 31
                                                                                            2004                 2003
                                                                                        -------------       -------------

Changes in standardized measure of discounted future net cash flows:

Standardized measure of discounted future net cash flows (beginning)                    $   1,438,980       $     839,317
Sales of oil and gas, net of production costs                                                (391,102)           (397,868)
Net changes in prices, net of production cost                                                  33,349            (518,676)
Revisions of previous quantity estimates                                                     (344,794)           (244,268)
Change in future income taxes                                                                   8,701             (13,807)
Accretion of discount                                                                         145,619              83,932
Discoveries and extensions, net of production and development costs                            52,996           1,106,300
Sales of reserves in place                                                                          -             (71,782)
Changes in future development costs                                                            10,732              34,801
Development costs incurred during the period that reduced future development costs                  -             241,146
Changes in production rates and other                                                            (866)            379,885
                                                                                        -------------       -------------

Standardized measure of discounted future net cash flows (ending)                       $     953,615       $   1,438,980
                                                                                        =============       =============

BLUE RIDGE ENERGY, INC.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES (UNAUDITED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS -- CONTINUED

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

