Form 10QSB
period 2005-03-31
BLUE RIDGE ENERGY INC
filed 2005-05-16
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,266,094 shares of common stock as of May 10, 2005 and 23,300 shares of Series E Preferred Stock as of
May 10, 2005.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 Yes [ ] No [X]

================================================================================

                                                                                            NUMBER
                                                                                            ------
                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         FINANCIAL STATEMENTS OF REGISTRANT

         INDEX

         Balance Sheets as of March 31, 2005 and December 31, 2004                               3
         Statements of Operations for the three months ended March 31, 2005 and 2004             4
         Statements of Cash Flows for the three months ended March 31, 2005 and 2004             5
         Notes to Financial Statements                                                        6-11

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS                              12-15
ITEM 3.      CONTROLS AND PROCEDURES                                                            15

                                         PART II

                                    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                                  16
ITEM 2.      CHANGES IN SECURITIES                                                              16
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                                    16
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                16
ITEM 5.      OTHER INFORMATION                                                                  16
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                   16
SIGNATURE                                                                                       16

                             BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2005              2004
                                                                                   -----------       ------------
                                                                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash                                                                            $ 1,180,685        $ 1,465,675
   Accounts Receivable:
      Managed Limited Partnerships                                                      15,365             15,365
      Related party                                                                     83,509             22,354
      Trade and Other                                                                  143,024            167,400
   Prepaid Expenses and Other Current Assets                                            30,855              5,693
                                                                                   -----------        -----------

        TOTAL CURRENT ASSETS                                                         1,453,438          1,676,487

PROPERTY AND EQUIPMENT, NET                                                            704,699            651,654
OTHER NONCURRENT ASSETS                                                                  7,024              7,024
                                                                                   -----------        -----------

        TOTAL ASSETS                                                               $ 2,165,161        $ 2,335,165
                                                                                   ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Liabilities                                        $   244,882        $   125,545
   Current Portion Long Term Debt                                                       57,273             47,523
                                                                                   -----------        -----------

      TOTAL CURRENT LIABILITIES                                                        302,155            173,068
                                                                                   -----------        -----------

LONG TERM DEBT                                                                         459,596            441,173
                                                                                   -----------        -----------
COMMITMENTS AND CONTINGENCIES                                                                -                  -

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series
      E 23,300 shares issued and outstanding at March 31, 2005 and
      December 31, 2004 (liquidation preference of $233,000
      at March 31, 2005 and December 31, 2004)                                              23                 23
   Common Stock, $0.005 par value; 150,000,000 shares authorized; 21,266,094
      shares issued and outstanding at March 31, 2005 and December 31, 2004            106,331            106,331
   Additional Paid-In Capital                                                        8,745,055          8,745,055
   Accumulated Deficit                                                              (7,447,999)        (7,130,485)
                                                                                   -----------        -----------

      TOTAL STOCKHOLDERS' EQUITY                                                     1,403,410          1,720,924
                                                                                   -----------        -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 2,165,161        $ 2,335,165
                                                                                   ===========        ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    -------------------------------
                                                                       2005                2004
                                                                    ------------        -----------
OPERATING REVENUES:
   Oil and Gas Sales                                                $    125,398        $   130,148
                                                                    ------------        -----------

       TOTAL OPERATING REVENUES                                          125,398            130,148
                                                                    ------------        -----------
OPERATING COSTS AND EXPENSES:
   Lease Operating Costs                                                  52,502             46,282
   Dry Hole and Abandonment Costs                                              -                158
   Exploration Costs                                                     149,505                  -
   Depreciation, Depletion and Amortization                               55,957             63,969
   General and Administrative Costs                                      167,805            292,080
                                                                    ------------        -----------

       TOTAL OPERATING COSTS AND EXPENSES                                425,769            402,489
                                                                    ------------        -----------

OPERATING LOSS                                                          (300,371)          (272,341)
                                                                    ------------        -----------
OTHER (EXPENSE) INCOME:
   Interest Income (Expense)                                             (10,153)                20
   Other Expense                                                               -             (4,720)
                                                                    ------------        -----------

       TOTAL OTHER (EXPENSE) INCOME                                      (10,153)            (4,700)
                                                                    ------------        -----------

       LOSS BEFORE INCOME TAXES                                         (310,524)          (277,041)

INCOME TAX PROVISION                                                           -                  -
                                                                    ------------        -----------

       NET LOSS                                                     $   (310,524)       $  (277,041)
                                                                    ------------        -----------

       SERIES E PREFERRED STOCK CASH DIVIDENDS                            (6,990)            (6,990)
                                                                    ------------        -----------

       NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                 $   (317,514)       $  (284,031)
                                                                    ============        ===========

       NET LOSS PER COMMON SHARE                                    $      (0.01)       $     (0.04)
                                                                    ============        ===========

Weighted Average Common Shares Outstanding - Basic and Diluted        21,266,094          7,516,094
                                                                    ============        ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  ----------------------------
                                                                      2005              2004
                                                                  -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                       $  (310,524)       $(277,041)
   Adjustments to Reconcile Net Loss to Net Cash Flows from
   Operating Activities:
      Depreciation, Depletion and Amortization                         55,957           63,969
      Dry Hole and Abandonment Costs                                        -              158
      Change in Operating Assets and Liabilities:
        Accounts Receivable-Trade                                      24,376          118,288
        Accounts Receivable-Related Party                             (61,155)               -
        Prepaid Expenses and Other Assets                             (25,162)         (12,871)
       Accounts Payable and Accrued Liabilities                       119,337          (14,678)
                                                                  -----------        ---------

       NET CASH USED IN OPERATING ACTIVITIES                         (197,171)        (122,175)
                                                                  -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Furniture and Computer Equipment                       (47,087)          (8,829)
   Purchase of Oil and Gas Properties                                 (61,915)          (4,086)
                                                                  -----------        ---------

       NET CASH USED IN INVESTING ACTIVITIES                         (109,002)         (12,915)
                                                                  -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Note Payable                                          42,095                -
   Payments on Long Term Debt                                         (13,922)          (6,000)
   Increase in Advances from Affiliate                                      -          166,469
   Dividends Paid                                                      (6,990)          (6,990)
                                                                  -----------        ---------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                       21,183          153,479
                                                                  -----------        ---------

       NET INCREASE (DECREASE) IN CASH                               (284,990)          18,389

CASH AT BEGINNING OF PERIOD                                         1,465,675           71,256
                                                                  -----------        ---------

CASH AT END OF PERIOD                                             $ 1,180,685        $  89,645
                                                                  ===========        =========

                 The accompanying notes are an integral part of
                           these financial statements.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-KSB of the Registrant for its fiscal year ended December 31, 2004 and subsequent filings with the Securities and Exchange Commission.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

GENERAL

Blue Ridge Energy, Inc. (BR Energy), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated, and subsequently changed the name to Blue Ridge Energy, Inc. in May, 1996. BR Energy's executive office is located at 10777 Westheimer Rd., Suite 170, Houston, Texas 77042.

During 2004 BR Energy began the process of an operating strategy that should enable BR Energy to take advantage of the following fundamentals:

      - Focus in proven geologic trends throughout the onshore Gulf Coast Region of Texas and Louisiana.

      - Control our geological ideas in both data and land positions that are starting to comprise our prospect inventory.

      - Continuous expansion of our prospect inventory through acquisition of 3-D seismic data and land as well as constant re-processing and re-interpretation through fundamental geologic studies and sophisticated geophysical interpretive techniques.

      - Structure our drilling program (expected to start in the summer of 2005) to enable management to sell down enough interest in the well to mitigate risk and improve economics.

      - Strive to maintain highest possible ownership of our highest potential drilling prospects.

Specific achievements during 2004 and the first quarter of 2005 are as follows:

      -     Raised $2.5 million in equity in 2004.

      -     Purchased license to 6,500 square miles of 3-D seismic data.

      -     Purchased license to 2,000 miles of 2-D seismic data.

      - Entered into the Iowa\Woodlawn joint venture with Fairfield Resources Corp. which has created several excellent prospects.

      - Hired several experienced oil and gas finders as well as entered into consulting arrangements with other experienced oil and gas explorationists.

      - Began negotiations with several companies to increase our seismic data base as well as with companies who will become our drilling partners.

In 2004, BR Energy conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the "Offering"). BR Energy offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit (each a Unit), with each such Unit consisting of one common share, one non-transferable share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one non-transferable piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. BR Energy received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 Units through December 31, 2004 and the Offering was closed on the same date. Another 1,250,000 Units were issuable as of December 31, 2004 as a finder fee for services in connection with the Offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee. On April 28, 2005, BR Energy and all of the investors in the Offering as well as the two finders (collectively, the "Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, BR Energy and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants is from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements.

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

CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

BR Energy maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At March 31, 2005, there was approximately $981,000 in cash that was uninsured by the FDIC.

ADVERTISING

BR Energy expenses advertising costs as these are incurred. For the three months ended March 31, 2005 and March 31, 2004, there were no marketing costs incurred.

MANAGED LIMITED PARTNERSHIPS

Prior to 2004 BR Energy sponsored limited partnerships for which it served as the Managing General Partner. The purpose of these partnerships was to acquire and develop oil and gas leases. For the existing partnerships, BR Energy records on its financial statements its pro rata share of the assets, liabilities, revenues and expenses of each partnership.

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

The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of BR Energy's wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and BR Energy is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At March 31, 2005, BR Energy had no costs capitalized pending determination, nor did it expense any costs during the three months ended March 31, 2005 or 2004 for costs that had exceeded the one-year determination period.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

BR Energy follows the provisions of Statement of Financial Accounting Standards
(SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Management has determined that any future costs related to plugging and abandonment of producing wells will be offset by the value of equipment removed from the well site. Therefore, no liability has been recorded as of March 31, 2005. These costs will be evaluated quarterly and, if circumstances dictate a liability is necessary, an amount will be recorded and subsequently amortized over the life of the well.

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

IMPAIRMENT OF LONG-LIVED ASSETS

BR Energy follows the provisions of SFAS No. 144. Consequently, BR Energy reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. BR Energy assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by BR Energy using the present value of future cash flows discounted at 10%, in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities. No impairment expense was recorded for the three months ended March 31, 2005 or 2004.

INCOME/(LOSS) PER COMMON SHARE

BR Energy calculates basic earnings per common share ("Basic EPS") using the weighted average number of common shares outstanding for the period. The income available to common shareholders is computed after deducting dividends on the Series E Preferred Stock. The convertible preferred stock and outstanding stock warrants and options are considered anti-dilutive and therefore, excluded from the earnings per share calculations. As BR Energy recorded a three-month loss in 2005 and 2004, common share equivalents outstanding would be anti-dilutive, therefore, these have not been included in the weighted average shares outstanding.

Various warrants for the purchase of common stock were outstanding as of March 31, 2005. These warrants were convertible into 13,785,300 shares of common stock that are exercisable at prices ranging from $0.40 to $4.00 per share. The 13,785,300 takes into consideration the following agreement. On April 28, 2005, BR Energy and all of the investors in the 2004 "Non-U.S." private, restricted stock placement arrangement (the "Offering") as well as the two finders (collectively, the "Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, BR Energy and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants is from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements.

STOCK OPTIONS

BR Energy accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, BR Energy has not recognized compensation expense for stock options granted. BR Energy granted 20,000 stock options in the first quarter of 2005 and 20,000 stock options in the first quarter of 2004. Had compensation cost for employee stock options been determined based on the fair value at the grant date consistent with SFAS No. 123, BR Energy's net loss and loss per share for the three months ended would have been as follows:

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                                  MARCH 31,      MARCH 31,
                                                    2005           2004
                                                 ----------     ----------
Net Loss, as reported .......................    $  310,524     $  277,041
Stock Based Compensation, net of tax ........         6,324          3,844
                                                 ----------     ----------
Pro Forma Net Loss ..........................    $  316,848     $  280,885
                                                 ==========     ==========
Net Loss Attributable to Common
 Stockholders, as reported ..................    $  317,514     $  284,031
Stock Based Compensation, net of tax ........         6,324          3,844
                                                 ----------     ----------
Pro Forma Net Loss ..........................    $  323,838     $  287,875
                                                 ==========     ==========
Basic and Diluted Income (Loss) per Common
 Share, as reported .........................    $    (0.01)    $    (0.04)
                                                 ==========     ==========
Basic and Diluted Income (Loss) per Common
 Share, Pro Forma ...........................    $    (0.02)    $    (0.04)
                                                 ==========     ==========

The fair value of each option grant to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      MARCH 31,      MARCH 31,
                                                        2005           2004
                                                      ---------     ----------
Risk free interest rate.............................       4.50%          3.86%
Expected option life................................   10 years       10 years
Expected dividend yield.............................          0%             0%
Volatility factor...................................       1.02           1.02
Weighted average grant date fair value of options...  $    0.51     $     0.31

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

INCOME TAXES

No income tax provision has been established for the three months ended March 31, 2005 and 2004, due to the net losses incurred or available via federal income tax carry forward provisions. Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether BR Energy will generate sufficient future taxable income to utilize the net deferred tax assets, primarily representing net operating loss carry forward, and therefore for financial reporting purposes, a valuation allowance of $1,475000 and $1,357,000 as of March 31, 2005 and December 31, 2004,
respectively, has been recognized to offset the net deferred tax assets.

2.    AFFILIATED OIL AND GAS PARTNERSHIPS

Included in the financial statements are contributions made to various sponsored oil and gas partnerships, less the applicable loss generated by these partnerships relative to BR Energy's percentage ownership. BR Energy has allocated, on a pro-rata basis, the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

3.    RELATED PARTY TRANSACTIONS

COMMON STOCK TRANSACTIONS

As of March 31, 2005, there are 21,266,094 shares of common stock issued and outstanding. A total of 3,954,075 shares are held by BR Group and the remaining 17,312,019 shares are held by approximately 530 shareholders.

                             BLUE RIDGE ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

ADVANCES TO/FROM RELATED PARTIES

BR Group provided various management, administrative, accounting and geological services for BR Energy at a rate of $10,000 per month from January 1, 2004 through September 30, 2004. Effective October 1, 2004, the $10,000 monthly charge by BR Group ceased. Both companies agreed that any costs incurred on behalf of the other will be billed in the following month with a cash settlement for the balance due. Under this arrangement, BR Group owed $84,000 and $22,000 at March 31, 2005 and December 31, 2004, respectively.

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

SENIOR MANAGEMENT FEE ARRANGEMENTS

BR Energy's former CEO and President, Patrick A. Kelleher, appointed vice president of geology on April 25, 2005, receives a 2% carried working interest on all new oil and gas prospects developed by him for BR Energy and receives a 0.5% carried working interest on oil and gas prospects developed from a 2D seismic program. Morris T. Hewitt, current CEO and President, hired on April 25, 2005, receives a 1% carried working interest on all new oil and gas wells drilled by BR Energy.

4. COMMITMENTS AND CONTINGENCIES

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

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

GENERAL

Blue Ridge Energy, Inc. ("BR Energy"), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated, and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. BR Energy's executive office is located at 10777 Westheimer Rd., Suite 170, Houston, TX 77042.

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

During 2004 BR Energy began the process that will lead in growing our prospect inventory and once drilling commences, will give BR Energy the emphasis needed to grow exponentially. We should not have to depend on acquisitions to increase our reserve base, however, if the proper opportunity presents itself we will evaluate it to see if it fits our growth profile. We do not, however, intend to make an acquisition as a short term fix that would jeopardize our long term goals. Our operating strategy should enable us to take advantage of these fundamentals:

      - Focus in proven geologic trends throughout the onshore Gulf Coast Region of Texas and Louisiana.

      - Control our geological ideas in both data and land positions that are starting to comprise our prospect inventory.

      - Continuous expansion of our prospect inventory through acquisition of 3-D seismic data and land as well as constant re-processing and re-interpretation through fundamental geologic studies and sophisticated geophysical interpretive techniques.

      - Structure our drilling program (expected to start in the summer of 2005) to enable management to sell down enough interest in the well to mitigate risk and improve economics.

      - Strive to maintain highest possible ownership of our highest potential drilling prospects.

Specific achievements during 2004 and the first quarter of 2005 are as follows:

      -     Raised $2.5 million in equity in 2004.

      -     Purchased license to 6,500 square miles of 3-D seismic data.

      -     Purchased license to 2,000 miles of 2-D seismic data.

      - Entered into the Iowa\Woodlawn joint venture with Fairfield Resources Corp. which has created several excellent prospects.

      - Hired several experienced oil and gas finders as well as entered into consulting arrangements with other experienced oil and gas explorationists.

      - Began negotiations with several companies to increase our seismic data base as well as with companies who will become our drilling partners.

In 2004, BR Energy conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the "Offering"). BR Energy offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit (each a Unit), with each such Unit consisting of one common share, one non-transferable share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one non-transferable piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. BR Energy received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 Units through December 31, 2004 and the Offering was closed on the same date. Another 1,250,000 Units were issuable as of December 31, 2004 as a finder fee for services in connection with the Offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee. On April 28, 2005, BR Energy and all of the investors in the Offering as well as the two finders (collectively, the "Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, BR Energy and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants is from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

At March 31, 2005, BR Energy had total assets of $2,165,000, total liabilities of $762,000 and stockholders' equity of $1,403,000. BR Energy had a net loss of $311,000 during the three months ended March 31, 2005 and net loss of $277,000 for the same period in 2004. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.01 per share during the three months ended March 31, 2005 as compared to $0.04 during the same period in 2004. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

As of March 31, 2005, BR Energy has participated, either directly or indirectly through its sponsored limited partnerships, in 108 wells, of which 28 are presently productive and located in Kentucky, Texas, West Virginia and New Mexico. In addition to the 28 producing wells, there are 41 producing wells in four partnerships operated by Eagle Energy, Inc., an unaffiliated entity.

KEY PROPERTIES

The working interest owned by BR Energy, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these other ownerships materially detract from the value of the properties or materially interfere with their use.

The following are the primary properties held by BR Energy as of March 31, 2005:

DEVELOPED PROPERTIES

      Twin Leaf Prospect: BR Energy owns a 4.25% working interest, with a 3.24% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the fourth quarter of 2004. The well is producing 300 Mcf per day.

      Pepperbush West Prospect: BR Energy owns a 4.25% working interest, with a 3.29% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is producing 100 Mcf per day.

      Hobblebush Prospect: BR Energy owns a 4.25% working interest, with a 3.23% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is producing 200 Mcf per day.

      May Apple Prospect: BR Energy owns a 4.25% working interest, with a 3.23% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is producing 100 Mcf per day.

      Wolfsbane Prospect: BR Energy owns a 13.6% working interest, with a 10.53% net revenue interest, in 1 well located in Walker County, Texas. The well ceased production in January 2004. Additional seismic was shot in the fourth quarter of 2004 and it is being evaluated to determine if the well is to be recompleted or if another well should be drilled.

      Pepperbush Prospect: BR Energy owns a 13.6% working interest, with a 10.34% net revenue interest, in 1 well located in Polk County, Texas which began producing in the second quarter of 2003. It is currently producing 150 Mcf per day.

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

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

BR Energy had a net loss of $311,000 during the first quarter of 2005 compared to net loss of $277,000 for the same period in 2004. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.01 per share during the first quarter of 2005 and $0.04 per share during the first quarter of 2004.

OPERATING REVENUES

Operating revenues totaled $125,000 during the three months ended March 31, 2005, as compared to $130,000 during the three months ended March 31, 2004. Revenue from oil and gas sales remained steady between the two quarters.

DIRECT OPERATING COSTS

Direct operating costs totaled $53,000 during the three months ended March 31, 2005, as compared to $46,000 during the same period in 2004. These expenses also remained steady between the two quarters.

EXPLORATION COSTS

As a result of the prospecting for oil and gas which began after the acquisition of the Echo 3D seismic data in the middle of 2004, exploration costs during the first quarter of 2005 was $150,000. There were no such costs incurred during the comparable period in 2004.

OTHER OPERATING EXPENSES

General and administrative expenses decreased by $124,000 to $168,000 during the first quarter of 2005, as compared to $292,000 during the same period in 2004. The major reason for the decrease was that during the first quarter of 2005 BR Energy invoiced BR Group $84,000 for G&A costs incurred on their behalf. Depreciation, depletion and amortization decreased $8,000 due to lower depletion rates on oil and gas properties in 2005.

OTHER INCOME

Interest expense increased to $10,000 during the first quarter of 2005 due to the note with BR Group and a promissory note entered into in January 2005 to acquire computer software for a land/lease system.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

INCOME TAX PROVISION

Consistent with prior quarters, BR Energy did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recognized due to the uncertainty regarding recognition of the deferred tax assets.

CAPITAL RESOURCES AND FINANCIAL CONDITION

BR Energy's current ratio (current assets / current liabilities) was 4.8 to 1 at March 31, 2005 compared to 9.7 to 1 at December 31, 2004. Such calculations include cash ($1,181,000 in 2005 and $1,466,000 in 2004), accounts receivable-trade ($143,000 in 2005 and $167,000 in 2004), accounts receivable-related parties ($84,000 in 2005 and $22,000 in 2004), prepaid expenses ($31,000 in 2005 and $6,000 in 2004), accounts payable ($245,000 in
2005 and $126,000 in 2004) and current portion of long-term debt ($57,000 in 2005 and $48,000 in 2004). The change in the current ratio from March 31, 2005 to December 31, 2004 was due primarily to expenditures for exploration (G&G) costs and for general and administrative costs.

BR Energy's primary source of cash in the first quarter of 2005 was oil and gas sales while the primary sources of cash in 2004 were $2,474,000, net of expenses, received from the private placement stock offering as well as the sale of oil and gas production and short term advances from BR Group.

During the past quarter and year-end, BR Energy has relied upon net inflows of cash generated by its operating activities, equity offerings and short term advances from BR Group to fund the purchase of assets and its expansion. Management intends to fund further growth with current cash reserves, equity transactions and improved cash flows from operations.

Management has taken significant steps designed to address the financial condition of BR Energy, to increase cash flows and to achieve improved operating results, principally by implementing its new business plan and having a successful completion of the Non-U.S. private stock offering.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of BR Energy's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, BR Energy's management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      An 8-K report was filed on January 6, 2005 reporting the completion of a regulation S offering of common stock and warrants.

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

                                              BLUE RIDGE ENERGY, INC.

Date: May 13, 2005                            By /s/ Norman G. Haisler
                                                 -------------------------------
                                                 Norman G. Haisler
                                                 Senior Vice President-Finance &
                                                 Chief Financial Officer