Form 10KSB/A
period 2004-12-31
BAYOU CITY EXPLORATION, INC.
filed 2005-08-02
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                               AMENDMENT NUMBER 1

                                   (MARK ONE)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-277443

         BAYOU CITY EXPLORATION, INC. (FORMALLY BLUE RIDGE ENERGY, INC.)
         ---------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN THE CHARTER)

                  NEVADA                                61-1306702
      -------------------------------       ------------------------------------
      (STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NUMBER)
      INCORPORATION OR ORGANIZATION)

  10777 WESTHEIMER, STE 170, HOUSTON, TX                   77042
 ----------------------------------------             ----------------
 (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)               (ZIP CODE)

                                 (832) 358-3900
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $623,644

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

21,266,094 Shares of Common Stock Outstanding at March 15, 2005; 23,300 Shares of Preferred Stock Outstanding at March 15, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I

1.   Description of Business...........................................................................................      1
2.   Description of Properties.........................................................................................      4
3.   Legal Proceedings.................................................................................................      7
4.   Submission of Matters to a Vote of Security Holders...............................................................      7

PART II

5.   Market Price for Common Equity and Related Stockholder Matters....................................................      7
6.   Management's Discussion and Financial Analysis of Financial Condition.............................................      8
7.   Financial Statements..............................................................................................     11
8.   Change in and Disagreements with Accountants on Accounting and Financial Disclosure...............................     11
8A.  Controls and Procedures...........................................................................................     12

PART III

9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act...     12
10.  Executive Compensation............................................................................................     12
11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters....................     12
12.  Certain Relationships and Related Transactions....................................................................     12
13.  Exhibits and Reports on Form 8-K..................................................................................     12
14.  Principal Accountant Fees and Services............................................................................     12

PART IV

Signatures.............................................................................................................     13

FINANCIAL STATEMENTS

Independent Auditors' Reports..........................................................................................    F-1
Balance Sheets.........................................................................................................    F-2
Statements of Operations...............................................................................................    F-3
Statements of Changes in Stockholders' Equity..........................................................................    F-4
Statements of Cash Flows...............................................................................................    F-5
Notes to Financial Statements..........................................................................................    F-6
Supplemental Information on Oil and Gas Exploration and Production Activities (Unaudited)..............................   F-18

PART I

1. DESCRIPTION OF BUSINESS

GENERAL DESCRIPTION

Bayou City Exploration, Inc., formally Blue Ridge Energy, Inc. ("BR Energy"), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated ("Gem Source"), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In June 2005, BR Energy changed its name to Bayou City Exploration, Inc. BR Energy's executive office is located at 10777 Westheimer, Suite 170, Houston, TX 77042.

BR Energy is filing an amended 10-KSB to provide additional disclosure on the sale of the Channel LLC seismic data license and on BR Energy's current business focus as more fully explained in Note 1 on pages F-6 and F-7 and to provide additional disclosure on Advances From/To Related Parties for Note 3 on page F-12.

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

                        DEVELOPED AND UNDEVELOPED ACREAGE

                                      Developed Acreage           Undeveloped Acreage
                                 ---------------------------   -------------------------
                                  Gross Acres     Net Acres     Gross Acres    Net Acres
                                 -------------   -----------   -------------   ---------
Geographic Area:
New Mexico                              80            54               -           -
Texas                                3,264           204           1,357         136
Kentucky                               560            89               -           -
West Virginia                          480            23               -           -
                                     -----           ---           -----         ---
     Totals                          4,384           370           1,357         136
                                     =====           ===           =====         ===

                                PRODUCTIVE WELLS

                                   Gross Wells           Net Wells
                                 ---------------     ------------------
                                  Oil       Gas       Oil        Gas
                                 -----     -----     ------     -------
Geographic Area:
New Mexico                          1        0         0.67        0.00
Texas                               2       12         0.80        0.92

Kentucky                            0        7         0.00        1.30
West Virginia                       0        6         0.00        0.29
                                   --       --         ----        ----
     Totals                         3       25         1.47        2.51
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

NET PROVED OIL AND GAS RESERVES

Presented below are the estimates of BR Energy's proved reserves. All of BR Energy's proved reserves are located in the United States.

Proved Developed and Undeveloped Reserves:

                                                      December 31, 2004          December 31, 2003
                                                     --------------------     -----------------------
                                                                 Natural                     Natural
                                                      Oil          Gas          Oil            Gas
                                                     (Bbls)       (Mcf)        (Bbls)         (Mcf)
                                                     ------     ---------     ---------     ---------
Balance, Beginning of Year                           16,611       390,052        39,588       238,999
   Extensions, discoveries and other additions            -        11,392             -       319,917
   Revisions of previous estimates                    3,142      (125,710)      (16,230)      (69,089)
   Sales of minerals in place                             -             -        (1,579)      (15,100)
   Production                                        (4,898)      (77,954)       (5,168)      (84,675)
                                                     ------     ---------     ---------     ---------
Balance, End of Year                                 14,855       197,780        16,611       390,052
                                                     ======     =========     =========     =========

Proved Developed Reserves                            14,855       197,780        16,611       363,052
                                                     ======     =========     =========     =========

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

PART I

DRILLING ACTIVITIES

                                     Oil Wells         Gas Wells         Dry Wells
                                  ---------------   ---------------   ---------------
                                   2004     2003     2004     2003     2004     2003
                                  ------   ------   ------   ------   ------   ------
Exploratory Wells                      -        -        4        5        1        7
Development Wells                      -        -        -        1        -        -
                                  ------   ------   ------   ------   ------   ------
Total Wells                            -        -        4        6        1        7
                                  ======   ======   ======   ======   ======   ======

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

PART II

5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Common Stock of BR Energy is thinly traded on the OTC Bulletin Board with "BREY" as its stock symbol. The range of high and low bid information for each quarter since January 1, 2003 is as follows:

                                                  High Bid           Low Bid
                                                -------------     -------------
March 31, 2003                                  $        0.40     $        0.27
June 30, 2003                                            0.80              0.35
September 30, 2003                                       0.51              0.40
December 31, 2003                                        0.51              0.35
March 31, 2004                                           1.25              0.25
June 30, 2004                                            0.90              0.26
September 30, 2004                                       0.52              0.24
December 31, 2004                                        0.65              0.35

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

Since 2002, BR Energy has shifted its focus on oil and gas exploration and development activities from the Appalachian Basin to wellestablished producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects.

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

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on August 1, 2005.

BAYOU CITY EXPLORATION, INC., FORMALLY BLUE RIDGE ENERGY, INC.

                    By: /s/ Morris T. Hewitt
                        ------------------------
                            Morris T. Hewitt
                        Chief Executive Officer and President

                    By: /s/ NORMAN G. HAISLER
                        --------------------------
                            NORMAN G. HAISLER
                        Senior Vice President-Finance
                         and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and the dates indicated.

BAYOU CITY EXPLORATION, INC., FORMALLY BLUE RIDGE ENERGY, INC. REGISTRANT

Date: August 1, 2005

By: /s/ ROBERT D. BURR                     By: /s/ FORREST E. EBBS
    -------------------                        ---------------------
        ROBERT D. BURR                             FORREST E. EBBS
    Director, Chairman of the Board                Director

By: /s/ RICHARD M. HEWITT                  By: /s/ HARRY J PETERS
    ---------------------                      -------------------
        RICHARD M. HEWITT                          HARRY J PETERS
        Director                              Director, Senior Vice President-
                                                  Chief Operating Officer

By: /s/ GREGORY B. SHEA
    --------------------
        GREGORY B. SHEA
        Director

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

Carpenter, Mountjoy & Bressler, PSC
Louisville, Kentucky
March 11, 2005

                             BLUE RIDGE ENERGY, INC.

                                 BALANCE SHEETS

                                                                                             December 31
                                                                                       2004                2003
                                                                                   -------------       -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                       $   1,465,675       $      71,256
   Accounts receivable:
     Managed limited partnerships                                                         15,365              17,035
     Related party                                                                        22,354                   -
     Trade and other                                                                     167,400             189,018
   Prepaid expenses and other current assets                                               5,693                   -
                                                                                   -------------       -------------

       TOTAL CURRENT ASSETS                                                            1,676,487             277,309

PROPERTY AND EQUIPMENT, NET                                                              651,654             803,285

OTHER NON-CURRENT ASSETS                                                                   7,024               7,024
                                                                                   -------------       -------------

       TOTAL ASSETS                                                                $   2,335,165       $   1,087,618
                                                                                   =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                           $     125,545       $     188,126
   Advances from related parties                                                               -             303,874
   Current portion of long-term debt                                                      47,523               6,000
                                                                                   -------------       -------------

       TOTAL CURRENT LIABILITIES                                                         173,068             498,000

LONG-TERM DEBT                                                                           441,173                   -
                                                                                   -------------       -------------

       TOTAL LIABILITIES                                                                 614,241             498,000
                                                                                   -------------       -------------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)                                                  -                   -

STOCKHOLDERS' EQUITY
   Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series E
     23,300 shares issued and outstanding at December 31, 2004 and 2003
     (liquidation preference of $233,000 in 2004 and 2003)                                    23                  23
   Common stock, $0.005 par value; 150,000,000 shares authorized; 21,266,094 issued and outstanding at December 31, 2004 and 20,000,000 shares
     authorized; 7,516,094 shares issued and outstanding at December 31, 2003            106,331              37,581
   Additional paid-in capital                                                          8,745,055           6,339,658
   Accumulated deficit                                                                (7,130,485)         (5,787,644)
                                                                                   -------------       -------------

       TOTAL STOCKHOLDERS' EQUITY                                                      1,720,924             589,618
                                                                                   -------------       -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $   2,335,165       $   1,087,618
                                                                                   =============       =============

                  See accompanying independent auditor's report
                        and notes to financial statements

                            BLUE RIDGE ENERGY, INC.

                            STATEMENTS OF OPERATIONS

                                                                    Year Ended December 31
                                                                     2004           2003
                                                                 ------------   -------------
OPERATING REVENUE
   Turnkey contract sales                                        $          -   $    322,627
   Oil and gas property sales to related parties                            -        962,747
   Oil and gas sales                                                  623,644        535,406
   Oil and gas sales management fees                                        -         14,520
                                                                 ------------   ------------

       TOTAL OPERATING REVENUE                                        623,644      1,835,300

OPERATING COSTS AND OTHER EXPENSES
   Turnkey contract costs                                                   -         14,170
   Costs of oil and gas property sales to related parties                   -        438,814
   Lease operating expenses                                           232,542        137,538
   Impairment, abandonment and dry hole costs                          49,417        200,482
   Exploration costs                                                  509,333              -
   Depreciation, depletion and amortization                           213,872        526,728
   Marketing costs                                                          -         43,922
   General and administrative costs                                   918,796        969,763
                                                                 ------------   ------------

       TOTAL OPERATING COSTS                                        1,923,960      2,331,417
                                                                 ------------   ------------

       OPERATING LOSS                                              (1,300,316)      (496,117)
                                                                 ------------   ------------

OTHER INCOME (EXPENSE)
   Interest and other, net                                            (14,565)         9,801
   Gain on sale of oil and gas properties                                   -         75,110
                                                                 ------------   ------------

       TOTAL OTHER INCOME, net                                        (14,565)        84,911
                                                                 ------------   ------------

       LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES         (1,314,881)      (411,206)


INCOME TAX PROVISION                                                        -              -
                                                                 ------------   ------------
       LOSS FROM CONTINUING OPERATIONS                             (1,314,881)      (411,206)
                                                                 ------------   ------------

DISCONTINUED OPERATIONS:
   Loss on disposal of discontinued operations                              -        (25,300)
                                                                 ------------   ------------

       LOSS FROM DISCONTINUED OPERATIONS                                    -        (25,300)
                                                                 ------------   ------------

       NET LOSS                                                    (1,314,881)      (436,506)

LESS SERIES E PREFERRED STOCK CASH DIVIDENDS                          (27,960)      (115,539)
                                                                 ------------   ------------

       NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS              $ (1,342,841)  $   (552,045)
                                                                 ============   ============

LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE                 $      (0.18)  $      (0.07)
                                                                 ============   ============

LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE               $          -   $          -
                                                                 ============   ============

NET LOSS PER COMMON SHARE                                        $      (0.18)  $      (0.07)
                                                                 ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED      7,553,662      7,516,094
                                                                 ============   ============

                 See accompanying independent auditor's report
                       and notes to financial statements

                            BLUE RIDGE ENERGY, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 Preferred Stock         Common Stock
                                                -----------------    --------------------
                                                 Shares    Amount     Shares      Amount
                                                -------    ------    --------    --------
BALANCE, JANUARY 1, 2003                         273,300   $ 273      7,516,094  $ 37,581

   Retirement/cancellation of preferred stock   (250,000)   (250)             -         -
                                                --------   -----     ----------  --------

BALANCE, DECEMBER 31, 2003                        23,300      23      7,516,094    37,581

    Private Stock Issue                                -       -     13,750,000    68,750
                                                --------   -----     ----------  --------

BALANCE, DECEMBER 31, 2004                        23,300   $  23     21,266,094  $106,331
                                                ========   =====     ==========  ========

                                                  Additional      Subscriptions    Accumulated
                                                Paid-in Capital    Receivable         Deficit        Total
                                                ---------------   -------------   -------------   -----------
BALANCE, JANUARY 1, 2003                        $     8,285,056   $    (760,000)  $  (5,235,599)  $ 2,327,311

   Receipt of subscription receivable                         -         260,000               -       260,000
   Retirement/cancellation of preferred stock        (2,499,750)        500,000               -    (2,000,000)
   Sale of seismic to related party                     568,752               -               -       568,752
   Stock issuance costs                                 (14,400)              -               -       (14,400)
   Dividends paid on preferred stock                          -               -        (115,539)     (115,539)
   Net loss                                                   -               -        (436,506)     (436,506)
                                                ---------------   -------------   -------------   -----------

BALANCE, DECEMBER 31, 2003                            6,339,658               -      (5,787,644)      589,618

   Private Stock Issue                                2,431,250               -               -     2,500,000
   Stock issuance costs                                 (25,853)              -               -       (25,853)
   Dividends paid on preferred stock                          -               -         (27,960)      (27,960)
   Net loss                                                   -               -      (1,314,881)   (1,314,881)
                                                ---------------   -------------   -------------   -----------

BALANCE, DECEMBER 31, 2004                      $     8,745,055   $           -   $  (7,130,485)  $ 1,720,924
                                                ===============   =============   =============   ===========

                 See accompanying independent auditor's report
                       and notes to financial statements

                            BLUE RIDGE ENERGY, INC.

                            STATEMENTS OF CASH FLOWS

                                                              Year Ended December 31
                                                                2004          2003
                                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $(1,314,881)  $  (436,506)
   Adjustments to reconcile net loss to net cash flows
     provided by (used in) operating activities:
       Depreciation, depletion and amortization                 213,872       526,728
       Loss from disposal of discontinued assets                      -        25,300
       Change in assets from discontinued operations                  -       174,700
       Impairment, dry holes and abandonment losses              49,417       200,482
       Costs paid by related party-BR Group                     140,497             -
       Gain on sale of oil and gas properties                         -       (75,110)
       Changes in operating assets and liabilities:
         Accounts receivable-trade                               23,288      (161,171)
         Accounts receivable-related party-BR Group             (22,354)            -
         Prepaid expenses and other assets                       (5,693)       80,939
         Accounts payable and accrued expenses                  (62,581)     (111,744)
                                                            -----------   -----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (978,435)      223,618
                                                            -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in advances from affiliate                                -        20,166
   Purchase of furniture and computer equipment                (109,473)      (84,389)
   Sale of oil and gas properties                                     -       138,000
   Payments for seismic data                                          -      (253,093)
   Purchase of oil and gas properties and equipment              (2,186)     (415,014)
                                                            -----------   -----------
     NET CASH USED IN INVESTING ACTIVITIES                     (111,659)     (594,330)
                                                            -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                    (6,000)      (24,000)
   Increase in related party advances-BR Group                   44,326             -
   Private Stock Issue                                        2,500,000             -
   Series E Preferred Stock subscription receivable                   -       260,000
   Stock issuance costs                                         (25,853)      (14,400)
   Dividends paid                                               (27,960)     (115,539)
                                                            -----------   -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                2,484,513       106,061
                                                            -----------   -----------

NET INCREASE (DECREASE) IN CASH                               1,394,419      (264,651)

CASH, BEGINNING OF YEAR                                          71,256       335,907
                                                            -----------   -----------

CASH, END OF YEAR                                           $ 1,465,675   $    71,256
                                                            ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                   $     9,863   $         -
                                                            ===========   ===========
   Cash paid for federal income taxes                       $         -   $         -
                                                            ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES
   Sale of seismic data                                     $         -   $ 2,287,429
                                                            ===========   ===========
   Increase in advances from affiliate                      $         -   $   212,571
                                                            ===========   ===========
   Retirement of preferred stock                            $         -   $(2,000,000)
                                                            ===========   ===========
   Elimination of preferred stock subscriptions             $         -   $  (500,000)
                                                            ===========   ===========
   Transfer of seismic note payable to related party        $         -   $   474,636
                                                            ===========   ===========
   Additional paid-in capital from related party            $         -   $   568,752
                                                            ===========   ===========

                  See accompanying independent auditor's report
                        and notes to financial statements

BLUE RIDGE ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Bayou City Exploration, Inc., formally Blue Ridge Energy, Inc. (BR Energy) is filing an amended 10-KSB to provide additional disclosure on the sale of the Channel LLC seismic data license and on BR Energy's current business focus as more fully explained in Note 1 on pages F-6 and F-7 and to provide additional disclosure on Advances From/To Related Parties for Note 3 on page F-12.

Bayou City Exploration, Inc., formally Blue Ridge Energy, Inc. (BR Energy), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name to Blue Ridge Energy, Inc. in May, 1996. In June 2005, BR Energy changed its name to Bayou City Exploration, Inc. BR Energy's office is located in Houston, Texas. BR Energy is engaged in the oil and gas business, primarily in the Gulf Coast of Texas and Louisiana, East Texas, Kentucky, New Mexico and West Virginia. BR Energy sponsors oil and gas drilling partnerships through which it raises funds for the drilling of oil and gas wells and usually participates for a 1% partnership interest as the managing general partner of the oil and gas exploration partnerships. BR Energy also acquires direct working interest participation in oil and gas properties. The participation includes both operated and non-operated working interest in exploratory and development wells. These acquisitions are funded by a combination of the profits earned from sponsoring oil and gas drilling programs and from the proceeds of private offerings of preferred stock and common stock.

BR Energy also owned two drilling rigs prior to 2003. These rigs were used to drill oil and gas wells for the sponsored oil and gas drilling partnerships and also other non-affiliated oil and gas companies. These operations were discontinued and the rigs were sold during 2002. The remaining book value for the drilling rig equipment was expensed during 2003.

Since 2002, BR Energy has shifted its focus on oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects. On July 1, 2004, BR Energy entered into a "lifetime participation", non-exclusive membership in the Echo Geophysical 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid-Continent Programs. This will be the focus of BR Energy's future activity as there are 56 separate 3-D's available and BR Energy will generate drilling prospects from this dataset for the purpose of retaining a carried working interest and possibly participating in these prospects. Funds provided by the private, restricted stock offering (more fully explained in the next paragraph) will allow BR Energy to add geoscientists, either as consultants or employees, to fully exploit this dataset and develop drilling opportunities. The number of prospects to be generated over time is unknown; however, BR Energy plans to generate a minimum of six drilling prospects in 2005. During the third quarter of 2004, BR Energy purchased a seismic software license for interpreting the Echo data and purchased three 3D computer workstations, along with office furniture, and these stations were fully operational at year-end.

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

On March 11, 2002, BR Energy purchased, with an acquisition price of $2,287,429, a 35% interest in Channel LLC, an unrelated party, resulting in a 17.5% working interest in a large ongoing Texas onshore exploration program consisting of 48,000 miles of seismic data in the Texas Gulf Coast area and the oil and gas properties acquired through the utilization of this data. The funding consisted of $455,000 cash payment at closing and future obligations of $1,832,429. Subsequently, BR Energy sold the Channel LLC interest to Blue Ridge Group, Inc. (a related party more fully explained in Note 2) on May 23, 2003 and Blue Ridge Group sold the interest to Texas H.R. LLC, an unrelated party, on July 14, 2004. The centerpiece of this program utilized a large onshore Texas seismic database comprising approximately 48,000 miles and covering 100+ counties of the Texas Gulf Coast, East Texas and South Texas. The great majority of this data has never been put into the "public domain" and was acquired by a major oil company thought to be primarily exploring for large deep targets. The acquisition of this interest and development of the oil and gas properties acquired through the utilization of this data was to have been funded with the proceeds from the sale of 500,000 shares of Series E Preferred Stock for $5,000,000 out of a 2002 private offering for 750,000 shares of Series E Preferred Stock under Regulation D of Section 506 of the Securities Act of 1933.

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

In order to facilitate the purchase of this interest, BR Energy's majority shareholder, Blue Ridge Group, Inc. (BR Group), committed to extending BR Energy a $1,500,000 line of credit with a term of one year, bearing interest at 9% per annum on all unpaid balances which was secured by all of BR Energy's interests in the exploration program. This $1,500,000 balance was paid in full on September 30, 2002 via the sale of 150,000 shares of BR Energy's Series E Preferred Stock to BR Group for $1,500,000. At this time BR Group also committed to purchase an additional 100,000 shares for $1,000,000 to be paid in four quarterly installments. Two of these installments were paid by BR Group in December 2002 and March 2003, thereby bringing BR Group's total investment in BR Energy's Series E Preferred Stock to $2,000,000 as of March 31, 2003.

As a result of BR Energy not selling the remaining shares of Series E Preferred Stock by the closing of the offering on December 31, 2002 to achieve the $5,000,000 needed, and not having the required capital available to acquire and develop the 100+ oil and gas prospects identified to date, BR Energy entered into a Purchase and Sale Agreement with BR Group on May 23, 2003. BR Group agreed to 1) retire its 200,000 shares of Series E Preferred Stock which it had received for the $2,000,000 paid to BR Energy to date, 2) cancel its subscription agreement for the remaining 50,000 shares of Series E Preferred Stock, 3) assume the remaining $474,636 in BR Energy debt associated with the acquisition of the seismic information and 4) commit to provide all funds required by this interest in the acquisition and development of oil and gas properties identified. BR Energy had originally recorded the acquisition cost of $2,287,429 as an asset which was being amortized over four years and had a balance of $1,718,677 as of May 2003 when this agreement with BR Group was reached.

Under the terms of the Purchase and Sale Agreement, BR Energy agreed to repay $187,000 of the funds received from the sale of the Series E Preferred Stock, cancelled the remaining subscription receivable for 50,000 shares of Series E Preferred Stock and transferred to BR Group all of its interest in the seismic information (which had a book value of $1,718,677 when the agreement was reached) and any future oil and gas prospects identified by the seismic data. The net effect of the transaction was BR Energy recorded $568,752 as an increase to Additional Paid-In Capital from BR Group. BR Energy retained all of its interest in any oil and gas properties previously acquired and developed under the Channel LLC purchase. Additionally, BR Energy requested that it retain a 25% carried working interest (proportionate to the working interest which BR Group elects to acquire) in all wells in which BR Group elects to participate. The net revenue interest for the carried working interest is approximately 75% of the 25%. BR Group agreed to pay all costs associated with acquiring the prospect leasehold acreage and all drilling and completion well costs. BR Energy's carried working interest will become effective after each well starts production. BR Energy requested that after BR Group has recouped from oil and gas net revenues (revenue less severance taxes and royalty) 100% of the monies expended for the $2,287,429 seismic acquisition, all prospect leasehold costs and all well drilling and completion cost incurred after May 23, 2003, BR Energy shall have the right, but not the obligation, to reverse its position with BR Group, whereby BR Energy would receive 75% of the interest in future oil and gas properties and "carry" BR Group for 25% of the interest. There is no consideration to be paid by either party if this reversal occurs. If this election was made by BR Energy, the reversed 75% interest would apply to all new properties acquired after the election by BR Energy which are identified from the Channel LLC seismic data. For any properties developed before the election, BR Group would retain its 75% interest. It was agreed by the two companies that this carried working interest and the right to reverse the position only applies to the prospects and wells identified from the Channel LLC seismic data. During the second quarter of 2004 BR Group made a decision that they would no longer participate in future prospect acquisition or the drilling of future wells identified by the seismic data. This decision was based upon the fact the past success of the wells drilled was only marginal, and they felt it was unlikely that the program as a whole would be profitable. On July 14, 2004 BR Group sold, with no reported gain, its 35% interest in Channel LLC to Texas H.R. LLC, an unrelated party, and no longer had any rights to use the 2D seismic data or participate in any new prospects from this data. As a carried working interest owner, BR Energy had no decision making power to sell the interest in Channel LLC, nor did it receive any consideration from the sale, however, BR Energy was in agreement with BR Group's assessment of the program and the sale. Under the July 14, 2004 sale agreement, BR Energy retained its ownership in the nine producing wells previously drilled and BR Group retained its ownership in the five producing wells previously drilled. Both companies reserved the right to drill any future wells on the prospects within the existing Area of Mutual Interest around the twenty prospects (which includes the prospects with dry holes) that had been drilled from April 2002 through June 2004. Only one such well was drilled in the third quarter of 2004 with BR Group's participation.

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

Oil Price Per Bbl         2004               2003
-----------------   -----------------  -----------------
     Year 1         $ 36.00 - $ 41.70  $ 26.25 - $ 31.11
     Year 2           36.00 -   41.70    26.25 -   31.11
     Year 3           36.00 -   41.70    26.25 -   31.11
     Year 4           36.00 -   41.70    26.25 -   31.11
    Thereafter        36.00 -   41.70    26.25 -   31.11
    Maximum           36.00 -   41.70    26.25 -   31.11

Gas Price Per Mcf         2004               2003
-----------------   ---------------    ---------------
     Year 1         $ 5.00 - $ 7.26    $ 4.00 - $ 5.90
     Year 2           5.00 -   7.26      4.00 -   5.90
     Year 3           5.00 -   7.26      4.00 -   5.90
     Year 4           5.00 -   7.26      4.00 -   5.90
     Thereafter       5.00 -   7.26      4.00 -   5.90
     Maximum          5.00 -   7.26      4.00 -   5.90

Oil and gas expected future price estimates were based on prices at each year-end. These prices were applied to production profiles of proved developed reserves at December 31, 2004 and 2003.

INCOME/ (LOSS) PER COMMON SHARE

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

                                                                        2004           2003
                                                                   -------------   -----------
Loss from continuing operations                                    $  (1,314,881)  $  (411,206)
Less preferred stock dividends                                           (27,960)     (115,539)
                                                                   -------------   -----------

Loss from continuing operations available to common stockholders   $  (1,342,841)  $  (526,745)
Loss from discontinued operations                                              -       (25,300)
                                                                   -------------   -----------

Loss available to common stockholders                              $  (1,342,841)  $  (552,045)
                                                                   =============   ===========
Common stock outstanding for the full year                             7,516,094     7,516,094

Weighted average of private stock issuance                                37,568             -
                                                                   -------------   -----------
Weighted average common shares outstanding                             7,553,662     7,516,094
                                                                   =============   ===========

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

                                                                2004         2003
                                                            -----------   ----------
Net loss, as reported                                       $ 1,314,881   $  436,506
Stock based compensation                                          3,844        4,356
                                                            -----------   ----------

Pro forma net loss                                          $ 1,318,725   $  440,862
                                                            ===========   ==========

Net loss attributable to common stockholders, as reported   $ 1,342,841   $  552,045
Stock based compensation                                          3,844        4,356
                                                            -----------   ----------

Pro forma net loss                                          $ 1,346,685   $  556,401
                                                            ===========   ==========

Basic and diluted loss per common share, as reported        $      0.18   $     0.07
                                                            ===========   ==========
Basic and diluted loss per common share, pro forma          $      0.18   $     0.07
                                                            ===========   ==========

The fair value of each option grant to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                2004         2003
                                                            -----------   ----------
Risk free interest rate                                            3.86%        4.26%
Expected option life                                           10 years     10 years
Expected dividend yield                                               -            -
Volatility factor                                                  1.02         1.20
Weighted average grant date fair value of options           $      0.31   $     0.33

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

At the end of the third quarter of 2004, BR Group had advanced BR Energy approximately $640,000 during the previous 18 months to fund the on going business of BR Energy. In April 2003, BR Energy moved into new office space containing areas for expansion. Pending this expansion, BR Energy allowed BR Group to house some of their engineering and landman consultants in the excess space. During September 2004 BR Energy reviewed its records over these past 18 months to determine expenditures incurred in the Houston office by BR Energy on behalf of BR Group. The analysis showed that for this time period 50% of the office rent, telephone and office supplies and 100% of a contract administrative assistant costs were chargeable to BR Group resulting in approximately $140,000 billable to them. Both companies agreed to settle the outstanding cash advances and the office costs by applying the $140,000 against the $640,000 and establishing a $500,000 promissory note bearing interest at 7.95% for a term of eight years, with monthly payments of $7,056 for principal and interest. This note is secured by any and all oil and gas production income that BR Energy holds, now and future until the note has been paid in full.

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

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

3. RELATED PARTY TRANSACTIONS--CONTINUED

D. TURNKEY DRILLING CONTRACTS

BR Energy enters into turnkey drilling contracts with its privately sponsored oil and gas partnerships to drill oil and gas wells (see Note 2 for additional disclosure).

4. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

                                                                   December 31
                                                               2004         2003
                                                            -----------   ----------
Proved oil and gas properties                               $ 1,478,921   $1,479,252
Investment in partnerships                                      481,573      481,082
Unproved oil and gas properties                                       -       47,391
Furniture and computer equipment                                216,472      106,999
                                                            -----------   ----------
         Total property and equipment                       $ 2,176,966   $2,114,724
Less accumulated depletion, depreciation and amortization      (881,763)    (667,890)
Less impairment                                                (643,549)    (643,549)
                                                            -----------   ----------

         Net property and equipment                         $   651,654   $  803,285
                                                            ===========   ==========

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

As discussed in Note 3, BR Energy entered into a promissory note with BR Group dated October 1, 2004. Principal payments due on long-term notes payable for the years subsequent to December 31, 2004 are as follows:

Year ending
-----------
   2005                       $  47,523
   2006                          51,442
   2007                          55,684
   2008                          60,276
   2009                          65,246
   Thereafter                   208,525
                              ---------
   Total principal payments   $ 488,696
                              =========

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

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

The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

                                                                     2004                  2003
                                                            --------------------   -------------------
                                                              Amount     Percent    Amount     Percent
                                                            ----------   -------   ---------   -------
Income tax benefit computed at the statutory rate           $  447,060      34.0%  $ 148,412      34.0%
Increase (reduction) in tax benefit resulting from:
   State and local income taxes, net of federal tax effect      52,595       4.0      17,460       4.0
   Permanent items                                              (1,204)     (0.1)     (3,800)     (0.9)
   Valuation allowance                                        (498,451)    (37.9)   (162,072)    (37.1)
                                                            ----------   -------   ---------   -------
Income tax benefit                                          $        -         -   $       -         -
                                                            ==========   =======   =========   =======

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

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

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

BLUE RIDGE ENERGY, INC.

DECEMBER 31, 2004 AND 2003

10. STOCKHOLDERS' EQUITY--CONTINUED

STOCK OPTIONS-CONTINUED

A summary of stock option activity follows:

                                                Option Shares                    Weighted-
                                                Available for      Options     Average Price
                                                    Grant        Outstanding     Per Share
                                                -------------    -----------   --------------
December 31, 2002                                      75,830      1,068,750   $        0.67
   Authorized                                               -              -               -
   Granted                                            (20,000)        20,000            0.47
   Forfeited                                                -              -               -
   Exercised                                                -              -               -
                                                -------------    -----------   -------------
December 31, 2003                                      55,830      1,088,750            0.67
   Authorized                                       1,375,000              -               -
   Granted                                            (20,000)        20,000            0.47
   Forfeited                                          237,500       (237,500)           0.67
   Exercised                                                -              -               -
                                                -------------    -----------   -------------

December 31, 2004                                   1,648,330        871,250   $        0.66
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

COMMON STOCK WARRANTS-CONTINUED

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
Common....................               23,300           December 31, 2002    $ 4.00 for 1 share
Stock Warrants............             Warrants                through                 of                 Series E
                                                          December 31, 2005       Common Stock         Preferred Stock

Common....................               12,000           August 30, 2002 &
Stock Warrants............             Warrants           December 26, 2002
                                                               through         $ 0.40 for 1 share
                                                           August 30, 2007             of                 Series E
                                                          December 26, 2007       Common Stock         Preferred Stock

Series F..................              335,728             March 27, 2000     $ 3.00 for 1 share    Exchange for proved
Stock Warrants............             Warrants                through                 of              properties from
                                                            March 27, 2005        Common Stock       Paluxy Partnership

Series F..................              521,208             March 27, 2000     $ 3.00 for 1 share    Exchange for proved
Stock Warrants............             Warrants                through                 of              properties from
                                                            March 27, 2005        Common Stock          Sherman Moore

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

Series I..................           12,500,000           December 31, 2004    $  0.50 for 1 share       2004 Private
Stock Warrants............             Warrants                through                  of                Placement
                                                          December 31, 2005        Common Stock

Series J..................           12,500,000           December 31, 2004    $  1.00 for 1 share       2004 Private
Stock Warrants............             Warrants                through                  of                Placement
                                                          December 31, 2006        Common Stock

Finder Fee................            1,250,000          December 31, 2004     $ 0.50 for 1 share        2004 Private
Stock Warrants............             Warrants                through                  of                Placement
                                                          December 31, 2005        Common Stock

Finder Fee................            1,250,000          December 31, 2004     $ 1.00 for 1 share        2004 Private
Stock Warrants............             Warrants                through                  of                Placement
                                                          December 31, 2006        Common Stock

BLUE RIDGE ENERGY, INC.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES (UNAUDITED)

COSTS INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION AND DEVELOPMENT
ACTIVITIES:

                                                                                          December 31
                                                                                     2004             2003
                                                                                 ------------      ------------
Acquisition of properties
   Proved                                                                        $          -      $          -
   Unproved                                                                             1,695            99,110
Exploration costs                                                                     509,333           305,769
Development costs                                                                         491            10,135
                                                                                 ------------      ------------

     Total oil and gas acquisitions                                              $    511,519      $    415,014
                                                                                 ============      ============

CAPITALIZED COSTS OF OIL AND GAS PROPERTIES:

                                                                                          December 31
                                                                                     2004             2003
                                                                                 ------------      ------------
Proved oil and gas properties                                                    $  1,478,921      $  1,479,252
Investment in partnerships                                                            481,573           481,082
Unproved oil and gas properties                                                             -            47,391
                                                                                 ------------      ------------

       Total oil and gas properties                                                 1,960,494         2,007,725
Less accumulated depreciation, depletion and amortization                          (1,488,919)       (1,299,724)
                                                                                 ------------      ------------

         Net oil and gas properties                                              $    471,575      $    708,001
                                                                                 ============      ============

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES:

                                                                                          December 31
                                                                                     2004              2003
                                                                                 ------------      ------------
Oil and gas sales                                                                $    587,110      $    509,906
Oil and gas sales from partnerships                                                    36,534            25,500
Gain on sale of oil and gas leases                                                          -            75,110
Production costs                                                                     (232,542)         (137,538)
Exploration, abandonment and dry hole expenses                                       (558,750)         (200,482)
Depreciation, depletion and amortization and valuation provision                     (189,195)         (370,651)
                                                                                 ------------      ------------

       Net operating loss from oil and gas activity before income taxes              (356,843)          (98,155)
Income tax effect                                                                           -                 -
                                                                                 ------------      ------------

Results of operations from oil and gas producing activities
   (excluding corporate overhead and financing cost)                             $   (356,843)     $    (98,115)
                                                                                 ============      ============

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

BLUE RIDGE ENERGY, INC.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES (UNAUDITED)

PROVED OIL AND GAS RESERVE QUANTITIES--CONTINUED

                                                             Oil (Bbls)       Gas (Mcf)
                                                             ----------      ----------
Reserves, December 31, 2002                                      39,588         238,999
   Revisions                                                    (16,230)        (69,089)
   Sale of minerals in place                                     (1,579)        (15,100)
   Discoveries and extensions                                         -         319,917
   Production                                                    (5,168)        (84,675)
                                                             ----------      ----------

Reserves, December 31, 2003                                      16,611         390,052
   Revisions                                                      3,142        (125,710)
   Sale of minerals in place                                          -               -
   Discoveries and extensions                                         -          11,392
   Production                                                    (4,898)        (77,954)
                                                             ----------      ----------
Reserves, December 31, 2004                                      14,855         197,780
                                                             ==========      ==========

Proved developed reserves
   December 31, 2002                                             32,726         228,999
                                                             ==========      ==========
   December 31, 2003                                             16,611         363,052
                                                             ==========      ==========
   December 31, 2004                                             14,855         197,780
                                                             ==========      ==========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS No. 69:

                                                                           December 31
                                                                      2004              2003
                                                                  ------------      ------------
Future cash inflows                                               $  1,753,314      $  2,608,596
Future development costs                                               (18,910)          (33,345)
Future production costs                                               (520,106)         (645,982)
Future income taxes                                                    (10,220)          (17,205)
                                                                  ------------      ------------

Future net cash flows                                             $  1,204,078      $  1,912,064
10% annual discount for estimated timing of cash flow                 (250,463)         (473,084)
                                                                  ------------      ------------

Standardized measure of discounted future net cash flows          $    953,615      $  1,438,980
                                                                  ============      ============

                                                                                                    December 31
                                                                                              2004              2003
                                                                                          ------------      ------------
Changes in standardized measure of discounted future net cash flows:

Standardized measure of discounted future net cash flows (beginning)                      $  1,438,980      $    839,317
Sales of oil and gas, net of production costs                                                 (391,102)         (397,868)
Net changes in prices, net of production cost                                                   33,349          (518,676)
Revisions of previous quantity estimates                                                      (344,794)         (244,268)
Change in future income taxes                                                                    8,701           (13,807)
Accretion of discount                                                                          145,619            83,932
Discoveries and extensions, net of production and development costs                             52,996         1,106,300
Sales of reserves in place                                                                           -           (71,782)
Changes in future development costs                                                             10,732            34,801
Development costs incurred during the period that reduced future development costs                   -           241,146
Changes in production rates and other                                                             (866)          379,885
                                                                                          ------------      ------------

Standardized measure of discounted future net cash flows (ending)                         $    953,615      $  1,438,980
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

