Form 10QSB/A
period 2005-03-31
BAYOU CITY EXPLORATION, INC.
filed 2005-08-11
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                 FORM 10-QSB/A
                               AMENDMENT NUMBER 1

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM           TO

        BAYOU CITY EXPLORATION, INC. (FORMERLY, BLUE RIDGE ENERGY, INC.) (Exact Name of Small Business Issuer as Specified in Its Charter)

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        FINANCIAL STATEMENTS OF REGISTRANT


        INDEX                                                                         NUMBER
        -----                                                                         ------
        Balance Sheets as of March 31, 2005 and December 31, 2004                         3
        Statements of Operations for the three months ended March 31, 2005 and 2004       4
        Statements of Cash Flows for the three months ended March 31, 2005 and
        2004                                                                              5
        Notes to Financial Statements                                                  6-11

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS                       12-15
ITEM 3.      CONTROLS AND PROCEDURES                                                     15

                                        PART II

                                   OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS                                                           16
ITEM 2.      CHANGES IN SECURITIES                                                       16
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                             16
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         16
ITEM 5.      OTHER INFORMATION                                                           16
ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                            16
SIGNATURE                                                                                16

                            BLUE RIDGE ENERGY, INC.
                                 BALANCE SHEETS

                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2005           2004
                                                                               -----------    ------------
                                                                               (UNAUDITED)
                                                       ASSETS
CURRENT ASSETS:
   Cash                                                                        $ 1,180,685    $  1,465,675
   Accounts Receivable:
      Managed Limited Partnerships                                                  15,365          15,365
      Related party                                                                 83,509          22,354
      Trade and Other                                                              143,024         167,400
   Prepaid Expenses and Other Current Assets                                        30,855           5,693
                                                                               -----------    ------------

        TOTAL CURRENT ASSETS                                                     1,453,438       1,676,487

PROPERTY AND EQUIPMENT, NET                                                        704,699         651,654
OTHER NONCURRENT ASSETS                                                              7,024           7,024
                                                                               -----------    ------------

        TOTAL ASSETS                                                           $ 2,165,161    $  2,335,165
                                                                               ===========    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Liabilities                                    $   244,882    $    125,545
   Current Portion Long Term Debt                                                   57,273          47,523
                                                                               -----------    ------------

      TOTAL CURRENT LIABILITIES                                                    302,155         173,068
                                                                               -----------    ------------

LONG TERM DEBT                                                                     459,596          441,17
                                                                               -----------    ------------

COMMITMENTS AND CONTINGENCIES                                                            -               -

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series
      E 23,300 shares issued and outstanding at March 31, 2005 and
      December 31, 2004 (liquidation preference of $233,000
      at March 31, 2005 and December 31, 2004)                                          23              23
   Common Stock, $0.005 par value; 150,000,000 shares authorized; 21,266,094
      shares issued and outstanding at March 31, 2005 and December 31, 2004        106,331         106,331
   Additional Paid-In Capital                                                    8,745,055       8,745,055
   Accumulated Deficit                                                          (7,447,999)     (7,130,485)
                                                                               -----------    ------------

      TOTAL STOCKHOLDERS' EQUITY                                                 1,403,410       1,720,924
                                                                               -----------    ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 2,165,161    $  2,335,165
                                                                               ===========    ============

                  The accompanying notes are an integral part
                         of these financial statements.

                             BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ----------------------------
                                                                     2005            2004
                                                                 ------------    ------------
OPERATING REVENUES:
   Oil and Gas Sales                                             $    125,398    $    130,148
                                                                 ------------    ------------

        TOTAL OPERATING REVENUES                                      125,398         130,148
                                                                 ------------    ------------

OPERATING COSTS AND EXPENSES:
   Lease Operating Costs                                               52,502          46,282
   Dry Hole and Abandonment Costs                                           -             158
   Exploration Costs                                                  149,505               -
   Depreciation, Depletion and Amortization                            55,957          63,969
   General and Administrative Costs                                   167,805         292,080
                                                                 ------------    ------------

        TOTAL OPERATING COSTS AND EXPENSES                            425,769         402,489
                                                                 ------------    ------------

OPERATING LOSS                                                       (300,371)       (272,341)
                                                                 ------------    ------------

OTHER (EXPENSE) INCOME:
   Interest Income (Expense)                                          (10,153)             20
   Other Expense                                                            -          (4,720)
                                                                 ------------    ------------

        TOTAL OTHER (EXPENSE) INCOME                                  (10,153)         (4,700)
                                                                 ------------    ------------

        LOSS BEFORE INCOME TAXES                                     (310,524)       (277,041)

INCOME TAX PROVISION                                                        -               -
                                                                 ------------    ------------

       NET LOSS                                                  $   (310,524)   $   (277,041)
                                                                 ------------    ------------

       SERIES E PREFERRED STOCK CASH DIVIDENDS                         (6,990)         (6,990)
                                                                 ------------    ------------

       NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS              $   (317,514)   $   (284,031)
                                                                 ============    ============

       NET LOSS PER COMMON SHARE                                 $      (0.01)   $      (0.04)
                                                                 ============    ============

Weighted Average Common Shares Outstanding - Basic and Diluted     21,266,094       7,516,094
                                                                 ============    ============



                  The accompanying notes are an integral part
                         of these financial statements.

                            BLUE RIDGE ENERGY, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2005            2004
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                   $  (310,524)   $  (277,041)
   Adjustments to Reconcile Net Loss to Net Cash Flows from
   Operating Activities:
      Depreciation, Depletion and Amortization                     55,957         63,969
      Dry Hole and Abandonment Costs                                    -            158
      Change in Operating Assets and Liabilities:
        Accounts Receivable-Trade                                  24,376        118,288
        Accounts Receivable-Related Party                         (61,155)             -
        Prepaid Expenses and Other Assets                         (25,162)       (12,871)
        Accounts Payable and Accrued Liabilities                  119,337        (14,678)
                                                              -----------    -----------

        NET CASH USED IN OPERATING ACTIVITIES                    (197,171)      (122,175)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Furniture and Computer Equipment                   (47,087)        (8,829)
   Purchase of Oil and Gas Properties                             (61,915)        (4,086)
                                                              -----------    -----------

        NET CASH USED IN INVESTING ACTIVITIES                    (109,002)       (12,915)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Note Payable                                      42,095              -
   Payments on Long Term Debt                                     (13,922)        (6,000)
   Increase in Advances from Affiliate                                  -        166,469
   Dividends Paid                                                  (6,990)        (6,990)
                                                              -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                  21,183        153,479
                                                              -----------    -----------

        NET INCREASE (DECREASE) IN CASH                          (284,990)        18,389

CASH AT BEGINNING OF PERIOD                                     1,465,675         71,256
                                                              -----------    -----------

CASH AT END OF PERIOD                                         $ 1,180,685    $    89,645
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


GENERAL

Bayou City Exploration, Inc., formerly Blue Ridge Energy, Inc. ("BR Energy"), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated ("Gem Source"), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In June 2005, BR Energy changed its name to Bayou City Exploration, Inc. BR Energy's executive office is located at 10777 Westheimer, Suite 170, Houston, TX 77042. BR Energy is filing an amended 10-QSB to provide disclosure of the stock options granted on February 22, 2005 more fully explained in Note 1 on pages 9 and 10 and to provide additional disclosure on Advances From/To Related Parties for Note 3 on page 11.




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

                            BLUE RIDGE ENERGY, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

Share-Based Payment: Financial Accounting Standards Board Statement (FASB) 123(R), Share-Based Payment was issued in December 2004. This Statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in FASB Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This statement will be adopted for the first quarterly reporting period of 2006 beginning on January 1 using the modified prospective application. Under this method, only new awards and awards modified, repurchased, or cancelled after the required effective date will be subject to requirements of FAS 123(R). No restatement of prior periods will be necessary. The Company currently cannot reasonably estimate the impact this Statement will have on future income from continuing operations.





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

                            BLUE RIDGE ENERGY, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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



STOCK OPTIONS



BR Energy accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, BR Energy has not recognized compensation expense for stock options granted. Under the existing employment agreement with the former CEO and President, BR Energy granted 20,000 stock options on March 1, 2005 and 20,000 stock options on March 1, 2004. On February 22, 2005, the Board of Directors adopted the Blue Ridge Energy, Inc. 2005 Stock Option and Incentive Plan (the
Plan). The purposes of the Plan are to (i) attract and retain the best available personnel for positions of responsibility within Blue Ridge Energy, Inc. (the "Company"), (ii) provide additional incentives to Employees of the Company,
(iii) provide Directors, Consultants and Advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continued provision of services to the Company and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company's business and increases in shareholder value, and
(iv) generally to promote the success of the Company's business and the interests of the Company and all of its stockholders, through the grant of options to purchase shares of the Company's Common Stock and other incentives. Incentive benefits granted hereunder may be either Incentive Stock Options, Non-qualified Stock Options, stock awards, Restricted Shares, cash awards or other incentives determined by the board, as such terms are hereinafter defined. The types of options or other incentives granted shall be reflected in the terms of written agreements. Subject to adjustments upon changes in capitalization or merger, the maximum aggregate number of shares which may be optioned and sold or

                            BLUE RIDGE ENERGY, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



STOCK OPTIONS-CONTINUED



otherwise awarded under the Plan is seven million (7,000,000) common shares. Any common shares available for grants and awards at the end of any calendar year shall be carried over and shall be available for grants and awards in the subsequent calendar year. The Board of Directors has all power to administer the Plan and is the body responsible for the Plan. The Plan will terminate on February 22, 2015. On February 22, 2005, the Board of Directors authorized to grant stock options to purchase 2,517,500 shares to the directors and officers of the Company with an option price of $0.30 per share and the option period to commence from date of grant and terminating five years from date of grant. Had compensation cost for employee stock options been determined based on the fair value at the grant date consistent with SFAS No. 123, BR Energy's net loss and loss per share for the three months ended would have been as follows:



                                             MARCH 31,  MARCH 31,
                                               2005       2004
                                             --------   ---------
Net Loss, as reported ....................   $310,524   $ 277,041
Stock Based Compensation .................    512,900       3,844
                                             --------   ---------
Pro Forma Net Loss .......................   $823,424   $ 280,885
                                             ========   =========
Net Loss Attributable to Common
Stockholders, as reported ................   $317,514   $ 284,031
Stock Based Compensation, ................    512,900       3,844
                                             --------   ---------
Pro Forma Net Loss .......................   $830,414   $ 287,875
                                             ========   =========
Basic and Diluted Income (Loss) per Common
Share, as reported .......................   $  (0.04)  $   (0.04)
                                             ========   =========

Basic and Diluted Income (Loss) per Common
Share, Pro Forma .........................   $  (0.04)  $   (0.04)
                                             ========   =========



The fair value of each option grant to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:



                                                    MARCH 31,       MARCH 31,
                                                      2005            2004
                                                   -----------      ---------
Risk free interest rate....................            4.17%             3.86%
Expected option life.......................        3 & 5 years       10 years
Expected dividend yield....................               0%                0%
Volatility factor..........................            1.21              1.02
Weighted average grant date fair value of options  $   0.20          $   0.31


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

                            BLUE RIDGE ENERGY, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS



GENERAL


Bayou City Exploration, Inc., formerly Blue Ridge Energy, Inc. ("BR Energy"), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated ("Gem Source"), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In June 2005, BR Energy changed its name to Bayou City Exploration, Inc. BR Energy's executive office is located at 10777 Westheimer, Suite 170, Houston, TX 77042. BR Energy is filing an amended 10-QSB to provide disclosure of the stock options granted on February 22, 2005 more fully explained in Note 1 on pages 9 and 10 and to provide additional disclosure on Advances From/To Related Parties for Note 3 on page 11.


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

                 BAYOU CITY EXPLORATION, INC. (Formerly BLUE RIDGE ENERGY, INC.)


Date: August 8, 2005                       By /s/ Norman G. Haisler
                                              ------------------------------
                                              Norman G. Haisler
                                              Senior Vice President-Finance
                                              and Chief Financial Officer