Form 10QSB
period 2005-06-30
BAYOU CITY EXPLORATION, INC.
filed 2005-08-15
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          BAYOU CITY EXPLORATION, INC.
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

                             BLUE RIDGE ENERGY, INC.
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,266,094 shares of common stock as of August 10, 2005 and 23,300 shares of Series E Preferred Stock as of August 10, 2005.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 Yes [ ] No [X]

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          FINANCIAL STATEMENTS OF REGISTRANT

          INDEX                                                           NUMBER

          Balance Sheets as of June 30, 2005 and December 31, 2004             3
          Statements of Operations for the three months and six months
             ended June 30, 2005 and 2004                                      4
          Statements of Cash Flows for the six months ended
             June 30, 2005 and 2004                                            5
          Notes to Financial Statements                                     6-12

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS               13-18
ITEM 3.   CONTROLS AND PROCEDURES                                             18

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   19
ITEM 2.   CHANGES IN SECURITIES                                               19
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     19
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 19
ITEM 5.   OTHER INFORMATION                                                   19
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    19
SIGNATURE                                                                     20

                          BAYOU CITY EXPLORATION, INC.
                                 BALANCE SHEETS

                                                                                 JUNE 30,    DECEMBER 31,
                                                                                   2005          2004
                                                                               -----------   ------------
                                                                               (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash                                                                        $   358,512    $ 1,465,675
   Accounts Receivable:
      Managed Limited Partnerships                                                  21,505         15,365
      Related party                                                                 10,587         22,354
      Trade and Other                                                              216,157        167,400
   Prepaid Expenses and Other Current Assets                                        26,813          5,693
                                                                               -----------    -----------
      TOTAL CURRENT ASSETS                                                         633,574      1,676,487

PROPERTY AND EQUIPMENT, NET                                                      1,048,291        651,654
OTHER NONCURRENT ASSETS                                                              7,024          7,024
                                                                               -----------    -----------
      TOTAL ASSETS                                                             $ 1,688,889    $ 2,335,165
                                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Liabilities                                    $   177,137    $   125,545
   Current Portion Long Term Debt                                                   57,273         47,523
                                                                               -----------    -----------
      TOTAL CURRENT LIABILITIES                                                    234,410        173,068

ASSET RETIREMENT LIABILITY                                                          73,292             --
LONG TERM DEBT                                                                     445,413        441,173

COMMITMENTS AND CONTINGENCIES                                                           --             --

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series
      E 23,300 shares issued and outstanding at June 30, 2005 and
      December 31, 2004 (liquidation preference of $233,000 at June 30, 2005
      and December 31, 2004)                                                            23             23
   Common Stock, $0.005 par value; 150,000,000 shares authorized; 21,266,094
      shares issued and outstanding at June 30, 2005 and December 31, 2004         106,331        106,331
   Additional Paid-In Capital                                                    8,745,055      8,745,055
   Accumulated Deficit                                                          (7,915,635)    (7,130,485)
                                                                               -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                                                   935,774      1,720,924
                                                                               -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 1,688,889    $ 2,335,165
                                                                               ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                          BAYOU CITY EXPLORATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                         ------------------------   ------------------------
                                                             2005         2004          2005         2004
                                                         -----------   ----------   -----------   ----------
OPERATING REVENUES:
Management Fees                                          $   120,000   $       --   $   120,000   $       --
Oil and Gas Sales                                             55,455      130,098       180,853      260,246
                                                         -----------   ----------   -----------   ----------
      TOTAL OPERATING REVENUES                               175,455      130,098       300,853      260,246
                                                         -----------   ----------   -----------   ----------

OPERATING COSTS AND EXPENSES:
   Lease Operating Costs                                      10,436       37,801        62,938       84,083
   Dry Hole and Abandonment Costs                              5,110        3,155         5,110        3,313
   Exploration Costs                                         127,529           --       277,034           --
   Depreciation, Depletion and Amortization                   84,804       64,707       140,761      128,676
   Accretion Expense                                          12,500           --        12,500           --
   Marketing Costs                                            11,047           --        11,047           --
   General and Administrative Costs                          374,783      273,403       542,588      565,483
                                                         -----------   ----------   -----------   ----------
      TOTAL OPERATING COSTS AND EXPENSES                     626,209      379,066     1,051,978      781,555
                                                         -----------   ----------   -----------   ----------

OPERATING LOSS                                              (450,754)    (248,968)     (751,125)    (521,309)

OTHER EXPENSE:
   Interest Expense                                           (9,892)          --       (20,045)          --
   Other Expense                                                  --           --            --       (4,700)
                                                         -----------   ----------   -----------   ----------
      TOTAL OTHER EXPENSE                                     (9,892)          --       (20,045)      (4,700)
                                                         -----------   ----------   -----------   ----------
      LOSS BEFORE INCOME TAXES                              (460,646)    (248,968)     (771,170)    (526,009)

INCOME TAX PROVISION                                              --           --            --           --
                                                         -----------   ----------   -----------   ----------

      NET LOSS                                           $  (460,646)  $ (248,968)  $  (771,170)  $ (526,009)

      SERIES E PREFERRED STOCK CASH DIVIDENDS                 (6,990)      (6,990)      (13,980)     (13,980)
                                                         -----------   ----------   -----------   ----------

      NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS       $  (467,636)  $ (255,958)  $  (785,150)  $ (539,989)
                                                         ===========   ==========   ===========   ==========

      NET LOSS PER COMMON SHARE                          $     (0.02)  $    (0.03)  $     (0.04)  $    (0.07)
                                                         ===========   ==========   ===========   ==========

Weighted Average Common Shares Outstanding - Basic and
   Diluted                                                21,266,094    7,516,094    21,266,094    7,516,094
                                                         ===========   ==========   ===========   ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                          BAYOU CITY EXPLORATION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -----------------------
                                                                  2005         2004
                                                              -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                   $  (771,170)  $(526,009)
   Adjustments to Reconcile Net Loss to Net Cash Flows from
      Operating Activities:
      Depreciation, Depletion and Amortization                    140,761     128,676
      Accretion Expense                                            12,500          --
      Dry Hole and Abandonment Costs                                5,110       3,313
      Change in Operating Assets and Liabilities:
         Accounts Receivable-Trade                                (48,757)     98,788
         Accounts Receivable-Related Party                          5,627          --
         Prepaid Expenses and Other Assets                        (21,120)    (22,230)
         Accounts Payable and Accrued Liabilities                  51,592    (101,756)
                                                              -----------   ---------
      NET CASH USED IN OPERATING ACTIVITIES                      (625,457)   (419,218)
                                                              -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Furniture and Computer Equipment                   (53,891)     (8,829)
   Purchase of Oil and Gas Properties                            (427,825)   (103,939)
                                                              -----------   ---------
      NET CASH USED IN INVESTING ACTIVITIES                      (481,716)   (112,768)
                                                              -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Note Payable                                      42,095          --
   Payments on Long Term Debt                                     (28,105)     (6,000)
   Increase in Advances from Affiliate                                 --     285,148
   Long-Term Advance                                                   --     250,000
   Dividends Paid                                                 (13,980)    (13,980)
                                                              -----------   ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                        10     515,168
                                                              -----------   ---------
      NET INCREASE (DECREASE) IN CASH                          (1,107,163)    (16,818)
CASH AT BEGINNING OF PERIOD                                     1,465,675      71,256
                                                              -----------   ---------
CASH AT END OF PERIOD                                         $   358,512   $  54,438
                                                              ===========   =========

                   The accompanying notes are an integral part
                         of these financial statements.

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

GENERAL

Bayou City Exploration, Inc. (the Company), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated. The name was subsequently changed to Blue Ridge Energy, Inc. in May, 1996 and most recently changed to Bayou City Exploration, Inc. in June 2005. The Company's executive office is located at 10777 Westheimer Rd., Suite 170, Houston, Texas 77042.

In the second quarter of 2005, the Company began offering a "United States Unit Private Placement Subscription Agreement" and a "Non-U.S. and Non-Canadian Private Placement Subscription Agreement" on an exempt private placement basis to eligible accredited investors. The Subscriptions are of its own issue at the price of $1.00 for each unit, with each unit consisting of one common share and one non-transferable share purchase warrant (the Warrants) with an exercisable price of $1.75. The Warrants are subject to alternation for each alternation of capital of the Company as to number and price in accordance with industry practice and expire two years from the date the Warrants are issued. As of June 30, 2005 the Company had not received any subscriptions. As of August 10, 2005, the Company is in receipt of $360,000 from U.S subscribers.

In 2004, the Company conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the "Offering"). The Company offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit (each a Unit), with each such Unit consisting of one common share, one non-transferable share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one non-transferable piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. The Company received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 Units through December 31, 2004 and the Offering was closed on the same date. Another 1,250,000 Units were issuable as of December 31, 2004 as a finder fee for services in connection with the Offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee. On April 28, 2005, the Company and all of the investors in the Offering as well as the two finders (collectively, the "Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, the Company and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants is from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. The Company has obtained a resolution from Blue Ridge Group, Inc., a related party and the major stockholder (see Note 3, Related Party, to financial statements), to provide the necessary financial support for the Company through at least July 1, 2006.

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

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

In April 2005, the FASB issued FSP FAS 19-1 Accounting For Suspended Well Costs. The FASB staff concluded that well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify completion as a producing well and the company is making progress assessing reserves and the economic viability of the project. In effect, the Staff concluded that the 1-year period for assessing reserves as proved be waived provided that the two criteria discussed above are consistently met. The FSP is effective for the first interim period beginning after April 4, 2005. This FSP is not expected to have a material impact on the Company's financial statements.

In July 2005, the FASB issued FSP SOP 78-9-1 Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5. The FASB amended SOP 78-9 so that guidance in determining when a general partner controls a limited partnership is consistent with guidance provided in EITF Issue No. 04-5. This FSP is effective after June 29, 2005 for all newly formed partnerships and the first reporting period after December 15, 2005 for all other partnerships. This FSP is not expected to have a material impact on the Company's financial statements.

In May 2005, the FASB issued FASB No. 154 Accounting Changes and Error Corrections. This statement requires retrospective application to prior periods' financial statements for changes in accounting principle. Previously, under APB 20, all such changes were record as a line item on the statement of income only in the period of change. This statement is effective for fiscal years beginning after December 15, 2005. Future impact of the application of this statement is unknown.

REVENUE RECOGNITION

Under the sales method, oil and gas revenue is recognized when produced and sold. Revenues from turnkey contract sales and property sales are recognized when the contracts and property sales are completed. Management fees are recognized under the accrual method and recorded when earned.

ACCOUNTS RECEIVABLE

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnership and related party (BR Group) awaiting collection and from management fees earned and accrued. Management's assessment of the receivables indicate all will be collected and there is no provision made for bad debt. Receivables are reviewed quarterly, and if any are deemed uncollectible, they are written off as bad debt.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and cash on deposit. The Company defines cash equivalents as short-term and highly liquid investments that are both readily convertible to known amounts of cash and have an original maturity of less than 90 days.

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

The Company maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At June 30, 2005, there was approximately $234,000 in cash that was uninsured by the FDIC.

ADVERTISING

The Company expenses advertising costs as these are incurred. Costs of $11,000 and $-0- were incurred for the six months ended June 30, 2005 and June 30, 2004, respectively .

MANAGED LIMITED PARTNERSHIPS

Prior to 2004 the Company sponsored limited partnerships for which it served as the Managing General Partner. The purpose of these partnerships was to acquire and develop oil and gas leases. For the existing partnerships, the Company records on its financial statements its pro rata share of the assets, liabilities, revenues and expenses of each partnership.

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

The costs of acquiring unproved properties are capitalized as incurred and carried until the property is reclassified as a producing oil and gas property, or considered impaired as discussed below. The Company annually assesses its unproved properties to determine whether they have been impaired. If the results of this assessment indicate impairment, a loss is recognized by providing a valuation allowance. When an unproved property is surrendered, the costs related thereto are first charged to the valuation allowance, with any additional balance expensed to operations.

The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company's wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and The Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At the end of the reporting periods, the Company had no costs capitalized pending determination, nor did it expense any costs during the three or six months ended June 30, 2005 or 2004 for costs that had exceeded the one-year determination period.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Prior to 2005, management determined that any

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

future costs related to plugging and abandonment of producing wells would be substantially offset by the value of equipment removed from the well site and such estimates were immaterial to the financial statements. Therefore, no liability was recorded prior to 2005. Due to continued rising rig and fuel costs, a detail estimate was made in the second quarter of 2005 to determine how these rising service costs would affect future plugging and abandonment costs. As a result of this analysis, management concluded that this future liability should now be recorded within the financial statements. In the second quarter of 2005, the following was recorded: 1) an asset of $61,000, 2) accumulated amortization and amortization expense of $29,000, 3) a long-term liability of $73,000 and 4) accretion expense of $12,000. These costs will be evaluated annually and adjusted accordingly under the guidelines of SFAS 143.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of SFAS No. 144. Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%, in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities. No impairment expense was recorded for the six months ended June 30, 2005 or 2004.

INCOME/(LOSS) PER COMMON SHARE

The Company calculates basic earnings per common share ("Basic EPS") using the weighted average number of common shares outstanding for the period. The income available to common shareholders is computed after deducting dividends on the Series E Preferred Stock. The convertible preferred stock and outstanding stock warrants and options are considered anti-dilutive and therefore, excluded from the earnings per share calculations. As the Company has recorded losses in 2005 and 2004, common share equivalents outstanding would be anti-dilutive, therefore, these have not been included in the weighted average shares outstanding.

Various warrants for the purchase of common stock were outstanding as of June 30, 2005. These warrants were convertible into 13,785,300 shares of common stock that are exercisable at prices ranging from $0.40 to $4.00 per share. The 13,785,300 takes into consideration the following agreement. On April 28, 2005, the Company and all of the investors in the 2004 "Non-U.S." private, restricted stock placement arrangement (the "Offering") as well as the two finders (collectively, the "Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, the Company and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants is from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements.

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

STOCK OPTIONS

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company has not recognized compensation expense for stock options granted because all options were issued at fair value. Under the existing employment agreement with the former CEO and President, the Company granted 20,000 stock options on March 1, 2005 and 20,000 stock options on March 1, 2004. On February 22, 2005, the Board of Directors adopted the "Blue Ridge Energy, Inc. 2005 Stock Option and Incentive Plan" (the Plan). The purposes of the Plan are to (i) attract and retain the best available personnel for positions of responsibility within the Company, (ii) provide additional incentives to Employees of the Company, (iii) provide Directors, Consultants and Advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continued provision of services to the Company and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company's business and increases in shareholder value, and (iv) generally to promote the success of the Company's business and the interests of the Company and all of its stockholders, through the grant of options to purchase shares of the Company's Common Stock and other incentives. Incentive benefits granted hereunder may be either Incentive Stock Options, Non-qualified Stock Options, stock awards, Restricted Shares, cash awards or other incentives determined by the board, as such terms are hereinafter defined. The types of options or other incentives granted shall be reflected in the terms of written agreements. Subject to adjustments upon changes in capitalization or merger, the maximum aggregate number of shares which may be optioned and sold or otherwise awarded under the Plan is seven million (7,000,000) common shares. Any common shares available for grants and awards at the end of any calendar year shall be carried over and shall be available for grants and awards in the subsequent calendar year. The Board of Directors has all power to administer the Plan and is the body responsible for the Plan. The Plan will terminate on February 22, 2015. On February 22, 2005, the Board of Directors authorized to grant stock options to purchase 2,517,500 shares to the directors and officers of the Company with an exercise price of $0.30 per share and the option period to commence from date of grant and terminating five years from date of grant. On June 22, 2005, the Board of Directors authorized the granting of stock options to purchase 100,000 shares to a director of the Company with an exercise price of $1.13 per share and the option period to commence from date of grant and terminating five years from date of grant. Under existing employment contracts, there is a commitment to grant 280,000 options for common stock within the next one to five years for completion of services. Had compensation cost for employee stock options been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share for the six months ended would have been as follows:

                                                        JUNE 30,    JUNE 30,
                                                          2005        2004
                                                       ----------   --------
Net Loss, as reported ..............................   $  771,170   $526,009
Stock Based Compensation ...........................      589,900      3,844
                                                       ----------   --------
ProForma Net Loss ..................................   $1,361,070   $529,853
                                                       ==========   ========
Net Loss Attributable to Common
   Stockholders, as reported .......................   $  785,150   $539,989
Stock Based Compensation ...........................      589,900      3,844
                                                       ----------   --------
Pro Forma Net Loss .................................   $1,375,050   $543,833
                                                       ==========   ========
Basic and Diluted Income (Loss) per Common
   Share, as reported ..............................   $    (0.04)  $  (0.07)
                                                       ==========   ========
Basic and Diluted  Income (Loss) per Common
   Share, Pro Forma ................................   $    (0.06)  $  (0.07)
                                                       ==========   ========

The fair value of each option grant to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          JUNE 30,      JUNE 30,
                                                            2005          2004
                                                        ------------   ---------
Risk free interest rate .............................           4.17%       3.86%
Expected option life ................................    3 & 5 years    10 years
Expected dividend yield .............................              0%          0%
Volatility factor ...................................           1.21        1.02
Weighted average grant date fair value of options ...   $       0.22   $    0.31

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

INCOME TAXES

No income tax provision has been established for the three and six months ended June 30, 2005 and 2004, due to the net losses incurred or available via federal income tax carry forward provisions. Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, primarily representing net operating loss carry forward, and therefore for financial reporting purposes, a valuation allowance of $1,649,000 and $1,357,000 as of June 30, 2005 and December 31, 2004,
respectively, has been recognized to offset the net deferred tax assets.

2.   AFFILIATED OIL AND GAS PARTNERSHIPS

Included in the financial statements are contributions made to various sponsored oil and gas partnerships, less the applicable loss generated by these partnerships relative to the Company's percentage ownership. The Company has allocated, on a pro-rata basis, the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

3.   RELATED PARTY TRANSACTIONS

COMMON STOCK TRANSACTIONS

As of June 30, 2005, there are 21,266,094 shares of common stock issued and outstanding. A total of 3,954,075 shares are held by BR Group and the remaining 17,312,019 shares are held by approximately 525 shareholders.

ADVANCES TO/FROM RELATED PARTIES

BR Group provided various management, administrative, accounting and geological services for the Company at a rate of $10,000 per month from January 1, 2004 through September 30, 2004. Effective October 1, 2004, the $10,000 monthly charge by BR Group ceased. Both companies agreed that any costs incurred on behalf of the other will be billed in the following month with a cash settlement for the balance due. Under this arrangement, BR Group owed $11,000 and $22,000 at June 30, 2005 and December 31, 2004, respectively.

At the end of the third quarter of 2004, BR Group had advanced the Company approximately $640,000 during the previous 18 months to fund the on going business of the Company. In April 2003, the Company moved into new office space containing areas for expansion. Pending this expansion, the Company allowed BR Group to house some of their engineering and landman consultants in the excess space. During September 2004 the Company reviewed its records over these past 18 months to determine expenditures incurred in the Houston office by the Company on behalf of BR Group. The analysis showed that for this time period 50% of the office rent, telephone and office supplies and 100% of a contract administrative assistant costs were chargeable to BR Group resulting in approximately $140,000 billable to them. Both companies agreed to settle the outstanding cash advances and the office costs by applying the $140,000 against the $640,000 and establishing a $500,000 promissory note bearing interest at 7.95% for a term of eight years, with monthly payments of $7,056 for principal and interest. This note is secured by any and all oil and gas production income that the Company holds, now and future until the note has been paid in full.

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MANAGEMENT FEE ARRANGEMENTS

Morris T. Hewitt, President and CEO, hired on April 25, 2005, receives a 1% carried working interest on all new oil and gas wells drilled by the Company. Patrick A. Kelleher, former President and CEO, now vice-president of geology, receives a 2% carried working interest on all new prospects identified by him. James M. Stevens, vice-president of exploration, hired on March 28, 2005, receives a 2% carried working interest on all new prospects identified and a 1% carried working interest on third party prospects reviewed by him and accepted by the Company. Robert A. Kelley, vice-president of drilling and production, hired on April 25, 2005, receives a 1% carried working interest on all new oil and gas wells drilled by the Company.

4.   COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Neither the Company nor any of its properties is subject to any material pending legal proceedings. From time to time, the Company may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of the Company.

CONTINGENCIES

The Company's oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, The Company maintains general and umbrella liability insurance coverage of approximately $5 million per occurrence and in the aggregate. The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

GENERAL

Bayou City Exploration, Inc. (the Company), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated. The name was subsequently changed to Blue Ridge Energy, Inc. in May, 1996 and most recently changed to Bayou City Exploration, Inc. in June 2005. The Company's executive office is located at 10777 Westheimer Rd., Suite 170, Houston, Texas 77042.

All of the periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-KSB as filed with the SEC. For copies of this, or any other filings, please contact: Norman Haisler at Bayou City Exploration, Inc. 10777 Westheimer Rd., Suite 170 Houston, Texas 77042 or call (832) 358-3900.

In the second quarter of 2005, the Company began offering a "United States Unit Private Placement Subscription Agreement" and a "Non-U.S. and Non-Canadian Private Placement Subscription Agreement" on an exempt private placement basis to eligible accredited investors. The Subscriptions are of its own issue at the price of $1.00 for each unit, with each unit consisting of one common share and one non-transferable share purchase warrant (the Warrants) with an exercisable price of $1.75. The Warrants are subject to alternation for each alternation of capital of the Company as to number and price in accordance with industry practice and expire two years from the date the Warrants are issued. As of June 30, 2005 the Company had not received any subscriptions. As of August 10, 2005 the Company is in receipt of $360,000 from U.S subscribers.

During 2004 the Company began the process that will lead in growing our prospect inventory and once drilling commences, will give the Company the emphasis needed to grow exponentially. We should not have to depend on acquisitions to increase our reserve base, however, if the proper opportunity presents itself we will evaluate it to see if it fits our growth profile. We do not, however, intend to make an acquisition as a short term fix that would jeopardize our long term goals. Our operating strategy should enable us to take advantage of these fundamentals:

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

In 2004, the Company conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the "Offering"). The Company offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit (each a Unit), with each such Unit consisting of one common share, one non-transferable share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one non-transferable piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. The Company received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 Units through December 31, 2004 and the Offering was closed on the same date. Another 1,250,000 Units were issuable as of December 31, 2004 as a finder fee for services in connection with the Offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee. On April 28, 2005, the Company and all of the investors in the Offering as well as the two finders (collectively, the "Investors") entered into a letter

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, The Company and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants is from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements.

At June 30, 2005, the Company had total assets of $1,689,000, total liabilities of $753,000 and stockholders' equity of $936,000. The Company had a net loss of $771,000 during the six months ended June 30, 2005 and net loss of $526,000 for the same period in 2004. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.04 per share during the six months ended June 30, 2005 as compared to $0.07 during the same period in 2004. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

As of June 30, 2005, the Company has participated, either directly or indirectly through its sponsored limited partnerships, in 108 wells, of which 21 are presently productive and located in Kentucky, West Virginia and Texas. In addition to the 21 producing wells, there are 41 producing wells in four partnerships operated by Eagle Energy, Inc., an unaffiliated entity.

KEY PROPERTIES

The working interest owned by the Company, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these other ownerships materially detract from the value of the properties or materially interfere with their use.

The following are the primary properties held by the Company as of June 30, 2005:

DEVELOPED PROPERTIES

     Twin Leaf Prospect: The Company owns a 4.25% working interest, with a 3.24% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the fourth quarter of 2004. The well is producing 300 Mcf per day.

     Pepperbush West Prospect: The Company owns a 4.25% working interest, with a 3.29% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is producing 100 Mcf per day.

     Hobblebush Prospect: The Company owns a 4.25% working interest, with a 3.23% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is producing 200 Mcf per day.

     May Apple Prospect: The Company owns a 4.25% working interest, with a 3.23% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is producing 100 Mcf per day.

     Wolfsbane Prospect: The Company owns a 13.6% working interest, with a 10.53% net revenue interest, in 1 well located in Walker County, Texas. The well ceased production in January 2004. Additional seismic was shot in the fourth quarter of 2004 and it is being evaluated to determine if the well is to be recompleted or if another well should be drilled.

     Pepperbush Prospect: The Company owns a 13.6% working interest, with a 10.34% net revenue interest, in 1 well located in Polk County, Texas which began producing in the second quarter of 2003. It is currently producing 150 Mcf per day.

     Yarrow Prospect: The Company owns a 13.6% working interest, with a 10.41% net revenue interest, in 1 well located in Polk County, Texas which began producing in the fourth quarter of 2002. It is currently producing 450 Mcf per day.

     West Pebble Island Prospect: The Company owns a 7.7% working interest, with a 5.59% net revenue interest, in the 1 well located in Tyler County, Texas which began producing in the first quarter of 2003. It is currently producing 30 barrels per day.

     Shelby County, Texas: The Company owns a 0.71% working interest, with a 0.42% net revenue interest, in the Bridges #1 well in Shelby County, Texas which began producing in September 2000. It is currently producing 1,100 Mcf per day.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

     In March 2003, the Company transferred all of its rights and interest in the Boon's Camp Partnership, the BR Development 2001-II Partnership, the BR Development Plus 2000 Partnership and the BR Private Development 2001-A Partnership to Eagle Energy, Inc. (a unrelated company formed by the Company's former president) in exchange for a 1% interest in these four partnerships. In addition, the Company still retains its 25% ownership as a limited partner through its direct investment in the BR Development 2000 Partnership. As noted above, there are 41 gas wells producing in these four partnerships.

UNDEVELOPED PROPERTIES

     Webb Prospect: The Company owns a 10% working interest in 1,050 acres of oil and gas leases located in Jasper County, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. Drilling on this prospect is anticipated to occur during 2005.

     N. Champions Prospect: The Company owns a 10% working interest in 307 acres of oil and gas leases located in Jasper County, Texas. The prospect is a seismically well-defined structural four way closure designed to test the highly prolific Upper Wilcox Sands as they produce in southeast Texas. Drilling on this prospect is anticipated to occur during 2005.

     Iowa Dome 3D Project: The Company owns a 50% working interest in 790 acres in three prospects located in Calcasieu and Jefferson Davis Parishes, Louisiana. There are two shallow gas prospects and one oil prospect.

     Lewisville Project: The Company owns a 75% working interest in 800 acres (Shallow Prospects) in South Texas with an option to acquire a 75% working interest in another 2,500 acres (Deep Prospects). There are potentially three or more Shallow Prospects and three or more Deep prospects.

     East Texas Project: Seven prospects have been identified in East Texas and leasing of oil and gas rights began in late June 2005. This project is estimated to contain about 4,000 acres with the Company owning 100% of the leasehold. The Company is in negotiation to sell all of its interest in one of the prospects and retain an 8% carried working interest and to sell all of its interest in the other six prospects and retain a 25% carried working. Under the current negotiations, the Company will be reimbursed for all of the actual third party costs incurred and will also receive a prospect fee for assembling the prospect. The Company hopes to have the final agreements executed by the end of August and commence drilling later in the year.

     McAllen Project: The Company has identified a prospect in South Texas containing approximately 600 acres. The Company is in the process of checking mineral ownership after which leasing activity will begin.

     The Company will follow its 2005 business plan strategy in developing these prospects. The Company intends to fund the lease acquisition and any additional seismic costs needed to further define the prospects from existing working capital. For each prospect, the Company will sell all of its working interest in the prospect to outside or related parties, on the same terms, whereby 1) it retains a certain carried working interest in the initial well drilled, 2) it recoups 100% of the actual leasehold costs and any additional seismic costs incurred and 3) it is paid a prospect fee for identifying the prospect and bringing it to a drillable state. The reimbursement of costs, the payment of the prospect fee and the future benefit of oil and gas revenue from the carried working interest will provide the generation of cash needed to operate the Company and fund additional projects.

     The Company also intends to continue reviewing other undrilled acreage in East Texas and the Texas and Louisiana Gulf Coast areas, which are currently controlled by the major oil and gas companies, for potential drilling prospects. It is believed this acreage has not yet been drilled because of a shift of funding by the larger companies towards larger international projects. The major oil and gas companies are actively encouraging joint ventures (farm-outs of their leases and/or direct leasing of their mineral ownership) in these areas with other oil and gas companies, including smaller companies such as us. With respect to these prospects, the major oil and gas companies generally allow us to use their proprietary geologic and seismic databases at no cost to us to evaluate the prospect before our risk capital is committed to drilling the well. Other areas of interest for acquiring prospects and drilling wells are North Louisiana and West Texas.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

The Company had a net loss of $461,000 during the second quarter of 2005 compared to net loss of $249,000 for the same period in 2004. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.02 per share during the second quarter of 2005 and $0.03 per share during the second quarter of 2004. The major reasons, more fully explained below, for the $212,000 increase in loss are due to decrease in oil and gas revenue, increase in general and administrative expenses and increase in exploration costs.

OPERATING REVENUES

Operating revenues totaled $175,000 during the three months ended June 30, 2005, as compared to $130,000 during the three months ended June 30, 2004. During the second quarter of 2005, the Company entered into an agreement to act as operator of a well to be drilled in Louisiana and receives a management fee for these services and accordingly recorded $120,000 in fees. Revenue from oil and gas sales decreased by $75,000 due to production declines on several of the wells and due to the Company's decision not to accrue revenue sales on two wells. The operator of these wells has not remitted payment in over six months and the Company has not been able to establish contact with this operator. In past periods, the revenue sales approximated $60,000 a quarter on these two wells.

DIRECT OPERATING COSTS

Direct operating costs totaled $16,000 during the three months ended June 30, 2005, as compared to $41,000 during the same period in 2004. The $25,000 decrease is due to lower severance taxes directly related to the decrease in oil and gas sales and to lower lease operating expenses.

EXPLORATION COSTS

As a result of the prospecting for oil and gas which began after the acquisition of the Echo 3D seismic data in July of 2004, exploration costs during the second quarter of 2005 was $128,000. There were no such costs incurred during the comparable period in 2004.

OTHER OPERATING EXPENSES

General and administrative expenses increased by $102,000 to $375,000 during the second quarter of 2005, as compared to $273,000 during the same period in 2004. The major reason for the increase was that during the second quarter of 2005 the Company hired three additional professional people and recorded a $27,000 bad debt expense due to the write off of receivables and related lease operating expenses on two wells operated by an outside party. Depreciation, depletion and amortization increased $20,000 mainly due to the recording of depreciation expense on capitalized retirement costs.

OTHER EXPENSE

Interest expense increased to $10,000 during second quarter of 2005 as compared to $-0- during the second quarter of 2004 due to the note with BR Group and a promissory note entered into in January 2005 to acquire computer software for a land/lease system.

INCOME TAX PROVISION

Consistent with prior quarters, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recognized due to the uncertainty regarding recognition of the deferred tax assets.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

The Company had a net loss of $771,000 during the six months ended June 30, 2005, as compared to a net loss of $526,000 for the same period in 2004. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.04 and $0.07 per share during the six months ended June 30, 2005 and 2004, respectively. The major reasons, more fully explained below, for the $245,000 increase in loss are due to decrease in oil and gas revenue, increase in general and administrative expenses and increase in exploration costs.

OPERATING REVENUES

Operating revenues totaled $301,000 during the six months ended June 30, 2005, as compared to $260,000 during the six months ended June 30, 2004. During the second quarter of 2005, the Company entered into an agreement to act as operator of a well to be drilled in Louisiana and receives a management fee for these services and accordingly recorded $120,000 in fees. Revenue from oil and gas sales decreased by $79,000 due to production declines in the second quarter of 2005 on several of the wells and due to the Company's decision not to accrue revenue sales in the second quarter of 2005 on two wells. The operator of these wells has not remitted payment in over six months and the Company has not been able to establish contact with this operator. In past periods, the revenue sales approximated $60,000 a quarter on these two wells.

DIRECT OPERATING COSTS

Direct operating costs totaled $68,000 during the six months ended June 30, 2005, as compared to $87,000 during the same period in 2004. The $19,000 decrease is due to lower severance taxes directly related to the decrease in oil and gas sales and to lower lease operating expenses.

EXPLORATION COSTS

As a result of the prospecting for oil and gas which began after the acquisition of the Echo 3D seismic data in July of 2004, exploration costs for the six months ended June 30, 2005 was $277,000. There were no such costs incurred during the comparable period in 2004.

OTHER OPERATING EXPENSES

Marketing expenses increased to $11,000 during the six months ended June 30, 2005 as compared to $-0- during this period in 2004. General and Administrative expenses decreased by $22,000 to $543,000 during the six months ended June 30, 2005 as compared to $565,000 during the same period in 2004. The decrease is due to charging Blue Ridge Group Inc., a related party, for G&A costs incurred on their behalf during the first six months of 2005 offset by the hiring of three additional professional people during the second quarter of 2005 and by recording a $27,000 bad debt expense due to the write off of receivables and related lease operating expenses on two wells operated by an outside party. None of these events occurred in the first six months of 2004. Depreciation, depletion and amortization increased $12,000 to $141,000 in 2005 from $129,000 in 2004. This change is mainly due to the recording of depreciation expense on capitalized retirement costs.

OTHER EXPENSE

Interest expense increased to $20,000 during the six months ended June 30, 2005 due to the note with BR Group and a promissory note entered into in January 2005 to acquire computer software for a land/lease system. There was no interest expense incurred during the first six months of 2004. The 2004 other expense of $4,700 is related to unrecovered costs on the four partnerships transferred to Eagle Energy, Inc., as previously discussed.

INCOME TAX PROVISION

Consistent with prior quarters, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recognized due to the uncertainty regarding recognition of the deferred tax assets.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's current ratio (current assets / current liabilities) was 2.7 to 1 at June 30, 2005 compared to 9.7 to 1 at December 31, 2004. The change in the current ratio from June 30, 2005 to December 31, 2004 was due primarily to expenditures for exploration (G&G) costs, the acquisition of oil and gas leases and for general and administrative costs.

The Company's primary source of cash during the first six months of 2005 was oil and gas sales while the primary sources of cash in 2004 were $2,474,000, net of expenses, received from the private placement stock offering as well as the sale of oil and gas production and short term advances from BR Group.

During the past two quarters and year-end, the Company has relied upon net inflows of cash generated by its operating activities, equity offerings and short term advances from BR Group to fund the purchase of assets and its expansion. Management intends to fund further growth with current cash reserves, equity transactions and improved cash flows from operations.

As discussed above under the 2005 private placement offering, the Company is seeking additional funding from investors. During the month of July 2005, a total of $232,000 in cash was received and during the first part of August 2005 a total of $128,000 has been received. These funds will continue to provide sources of cash for the Company to continue with its current business plan.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. The Company has obtained a resolution from Blue Ridge Group, Inc., a related party and the major stockholder (see Note 3, Related Party, to financial statements), to provide the necessary financial support for the Company through at least July 1, 2006.

Management has taken significant steps designed to address the financial condition of the Company, to increase cash flows and to achieve improved operating results, principally by implementing its new business plan, having a successful completion of the 2004 private stock offering and initiating the 2005 private stock offering.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, The Company's management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (A) The Company's annual meeting of stockholders scheduled for May 31, 2005 was adjourned to June 7, 2005.

     (B) The directors elected at the meeting were:

                        FOR      WITHHELD   ABSTAIN
                    ----------   --------   -------
Robert D. Burr      10,966,465    36,340       --
Forrest E. Ebbs     10,966,465    36,340       --
Gregory B. Shea     10,966,465    36,340       --
Harry J. Peters     10,966,465    36,340       --
Richard M. Hewitt   10,966,465    36,340       --

ITEM 5. OTHER INFORMATION

On June 22, 2005 at a meeting of the Board of Directors, Ronald E. Mitchell of Vero Beach, Florida was elected as a director of the Company. Under the 2005 Stock Option and Incentive Plan, Mr. Mitchell was granted an option to purchase 100,000 shares of common stock with an exercise price of $1.13 per share, the market price of the stock on date of grant. The option expires five years from the date of grant. As a member of the Board, Mr. Mitchell will serve on the Compensation Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

An 8-K report was filed on May 5, 2005 announcing that on April 25, 2005, Mr. Patrick A. Kelleher resigned as President, CEO and a Director of Company without having any disagreement with the Company on any matter relating to the Company's operations, policies or practices. On the same day, Mr. Kelleher was appointed as Vice President of Geology. In addition on April 25, 2005, Mr. Morris T. Hewitt was appointed as the new President and CEO of the Company.

An 8-K report was filed on May 12, 2005 reporting that on April 28, 2005, the Company and all of the investors in the 2004 "Non-U.S." private, restricted stock placement (the Offering) as well as the two finders (the "Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the Piggyback Warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, the Company and Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the Warrants is from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements.

Exhibit 31.1   Chief Executive Officer's 302 Certification
Exhibit 31.2   Chief Financial Officer's 302 Certification
Exhibit 32.1   Chief Executive Officer's 906 Certification
Exhibit 32.2   Chief Financial Officer's 906 Certification
Exhibit 99.1   Press Release Dated August 15, 2005

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BAYOU CITY EXPLORATION, INC.


Date: August 12, 2005                   By /s/ Norman G. Haisler
                                           -------------------------------------
                                           Norman G. Haisler
                                           Senior Vice President-Finance &
                                           Chief Financial Officer