Form 10QSB
period 2005-09-30
BAYOU CITY EXPLORATION, INC.
filed 2005-11-14
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

_______________________________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,066,094 shares of common stock as of November 10, 2005 and 23,300 shares of Series E Preferred Stock as of November 10, 2005.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 Yes [ ] No [X]

================================================================================

        INDEX                                                           NUMBER
        -----                                                           ------
                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        FINANCIAL STATEMENTS OF REGISTRANT

        Balance Sheets as of September 30, 2005 and December 31, 2004        3
        Statements of Operations for the three months and nine months
           ended September 30, 2005 and 2004                                 4
        Statements of Cash Flows for the nine months ended
           September 30, 2005 and 2004                                       5
        Notes to Financial Statements                                     6-12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS               13-18
ITEM 3. CONTROLS AND PROCEDURES                                             18

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   19
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         19
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     19
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 19
ITEM 5. OTHER INFORMATION                                                   19
ITEM 6. EXHIBITS                                                            19
SIGNATURE                                                                   20

                          BAYOU CITY EXPLORATION, INC.
                                 BALANCE SHEETS

                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                       2005           2004
                                                                  -------------   ------------
                                                                   (UNAUDITED)
                             ASSETS

CURRENT ASSETS:
   Cash                                                            $   494,012    $ 1,465,675
   Accounts Receivable:
      Managed Limited Partnerships                                      21,505         15,365
      Related parties                                                   30,565         22,354
      Trade and Other                                                  239,643        167,400
   Prepaid Expenses and Other Current Assets                            26,500          5,693
                                                                   -----------    -----------
         TOTAL CURRENT ASSETS                                          812,225      1,676,487

PROPERTY AND EQUIPMENT, NET                                          2,037,693        651,654
OTHER NONCURRENT ASSETS                                                  7,024          7,024
                                                                   -----------    -----------
         TOTAL ASSETS                                              $ 2,856,942    $ 2,335,165
                                                                   ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable and Accrued Liabilities                        $   374,441    $   125,545
   Current Portion Long Term Debt                                       57,273         47,523
                                                                   -----------    -----------

      TOTAL CURRENT LIABILITIES                                        431,714        173,068

ASSET RETIREMENT LIABILITY                                              73,292             --
LONG TERM DEBT                                                         430,964        441,173
LONG TERM ADVANCE                                                    1,061,400             --
                                                                   -----------    -----------
      TOTAL LIABILITIES                                              1,997,370        614,241
                                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES                                               --             --

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.001 par value; 5,000,000 shares
      authorized; Series E 23,300 shares issued and outstanding
      at September 30, 2005 and December 31, 2004 (liquidation
      preference of $233,000 at September 30, 2005
      and December 31, 2004)                                                23             23
   Common Stock, $0.005 par value; 150,000,000 shares
      authorized; 22,066,094 shares issued and outstanding at
      September 30, 2005 and 21,266,094 shares issued and
      outstanding at December 31, 2004                                 110,331        106,331
   Additional Paid-In Capital                                        9,141,055      8,745,055
   Accumulated Deficit                                              (8,391,837)    (7,130,485)
                                                                   -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                                       859,572      1,720,924
                                                                   -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,856,942    $ 2,335,165
                                                                   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          BAYOU CITY EXPLORATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                         ------------------------   ------------------------
                                                             2005         2004          2005         2004
                                                         -----------   ----------   -----------   ----------
OPERATING REVENUES:
Prospect Fees-Related Parties                            $    40,000   $       --   $    40,000   $       --
Management Fees                                               60,000           --       180,000           --
Oil and Gas Sales                                             36,713      145,475       217,566      405,721
                                                         -----------   ----------   -----------   ----------
      TOTAL OPERATING REVENUES                               136,713      145,475       437,566      405,721
                                                         -----------   ----------   -----------   ----------
OPERATING COSTS AND EXPENSES:
   Lease Operating Costs                                       5,398       61,671        68,336      145,754
   Dry Hole and Abandonment Costs                                 --            2         5,110        3,315

   Exploration Costs                                         110,437           --       387,471           --
   Depreciation, Depletion and Amortization                   56,796       67,374       197,557      196,050
   Accretion Expense                                              --           --        12,500           --
   Marketing Costs                                            17,059           --        28,106           --
   General and Administrative Costs                          406,608      125,479       949,196      690,962
                                                         -----------   ----------   -----------   ----------
      TOTAL OPERATING COSTS AND EXPENSES                     596,298      254,526     1,648,276    1,036,081
                                                         -----------   ----------   -----------   ----------
OPERATING LOSS                                              (459,585)    (109,051)   (1,210,710)    (630,360)
OTHER EXPENSE:
   Interest Expense                                           (9,627)          --       (29,672)          --
   Other Expense                                                  --           --            --       (4,700)
                                                         -----------   ----------   -----------   ----------
      TOTAL OTHER EXPENSE                                     (9,627)          --       (29,672)      (4,700)
                                                         -----------   ----------   -----------   ----------
      LOSS BEFORE INCOME TAXES                              (469,212)    (109,051)   (1,240,382)    (635,060)
INCOME TAX PROVISION                                              --           --            --           --
                                                         -----------   ----------   -----------   ----------
      NET LOSS                                           $  (469,212)  $ (109,051)  $(1,240,382)  $ (635,060)
      SERIES E PREFERRED STOCK CASH DIVIDENDS                 (6,990)      (6,990)      (20,970)     (20,970)
                                                         -----------   ----------   -----------   ----------
      NET LOSS ATTRIBUTABLE TO COMMON
         STOCKHOLDERS                                    $  (476,202)  $ (116,041)  $(1,261,352)  $ (656,030)
                                                         ===========   ==========   ===========   ==========
      NET LOSS PER COMMON SHARE                          $     (0.02)  $    (0.02)  $     (0.06)  $    (0.09)
                                                         ===========   ==========   ===========   ==========

Weighted Average Common Shares Outstanding - Basic and
   Diluted                                                21,522,616    7,516,094    21,352,541    7,516,094
                                                         ===========   ==========   ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                          BAYOU CITY EXPLORATION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              ------------------------
                                                                  2005         2004
                                                              -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                   $(1,240,382)  $ (635,060)
   Adjustments to Reconcile Net Loss to Net Cash Flows from
   Operating Activities:
      Depreciation, Depletion and Amortization                    197,557      196,050
      Accretion Expense                                            12,500           --
      Dry Hole and Abandonment Costs                                5,110        3,315
      Costs Paid by Related Parties                                    --      140,497
      Change in Operating Assets and Liabilities:
         Accounts Receivable-Trade                                (72,243)      90,188
         Accounts Receivable-Related Parties                      (14,351)          --
         Prepaid Expenses and Other Assets                        (20,807)     (22,775)
         Accounts Payable and Accrued Liabilities                 248,896      (52,058)
                                                              -----------   ----------
      NET CASH USED IN OPERATING ACTIVITIES                      (883,720)    (279,843)
                                                              -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Furniture and Computer Equipment                   (65,725)     (85,997)
   Purchase of Seismic License                                         --     (351,700)
   Purchase of Oil and Gas Properties                          (1,462,189)     (13,598)
                                                              -----------   ----------
      NET CASH USED IN INVESTING ACTIVITIES                    (1,527,914)    (451,295)
                                                              -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Note Payable                                      42,095           --
   Payments on Long Term Debt                                     (42,554)      (6,000)
   Increase in Advances from Affiliate                                 --       55,629
   Long-Term Advance                                            1,061,400    1,235,900
   Warrants Exercised                                             400,000           --
   Dividends Paid                                                 (20,970)     (20,970)
                                                              -----------   ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,439,971    1,264,559
                                                              -----------   ----------
      NET INCREASE (DECREASE) IN CASH                            (971,663)     533,421
CASH AT BEGINNING OF PERIOD                                     1,465,675       71,256
                                                              -----------   ----------
CASH AT END OF PERIOD                                         $   494,012   $  604,677
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

In the second quarter of 2005, the Company began offering a "United States Unit Private Placement Subscription Agreement" and a "Non-U.S. and Non-Canadian Private Placement Subscription Agreement" on an exempt private placement basis to eligible accredited investors pursuant to Regulation S. The Subscriptions are of its own issue at the price of $1.00 for each unit, with each unit consisting of one common share and one non-transferable share purchase warrant (the Warrants) with an exercisable price of $1.75. The Warrants are subject to adjustment for changes in capital of the Company as to number and price in accordance with industry practice and expire two years from the date the Warrants are issued. As of September 30, 2005 the Company had received $1,061,400 in unit subscriptions and has classified these funds as a long-term liability. As of November 10, 2005, the Company is in receipt of $1,927,373 in unit subscriptions. The Company anticipates closing this private placement arrangement before year end by accepting the subscriptions and reclassifying the long-term liability into the appropriate components of stockholders' equity

In 2004, the Company conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the "Offering"). The Company offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit (each a Unit), with each such Unit consisting of one common share, one share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. The Company received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 Units through December 31, 2004 and the Offering was closed on the same date. Another 1,250,000 Units were issuable as of December 31, 2004 as a finder fee for services in connection with the Offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee. On April 28, 2005, the Company and all of the investors in the Offering as well as the two finders (collectively, the "Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, the Company and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants is from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements. In August 2005, 800,000 warrants were exercised for $400,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. The Company has obtained a resolution from Blue Ridge Group, Inc., a related party and the major stockholder (see Note 3, Related Party, to financial statements), to provide the necessary financial support for the Company through at least October 1, 2006.

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Consolidation of Variable Interest Entities: Financial Accounting Standards Board Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, was issued in December 2003. FIN No. 46(R) addresses consolidation by business enterprises of variable interest entities. It applies to all variable interest entities by the end of the first reporting period after December 15, 2004. The adoption of FIN No. 46(R) had no impact on the financial statements and is not expected to have a material impact on the financial statements in the future.

Share-Based Payment: Financial Accounting Standards Board Statement (FASB) 123(R), Share-Based Payment was issued in December 2004. This Statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in FASB Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This statement will be adopted for the first quarterly reporting period of 2006 beginning on January 1 using the modified prospective application. Under this method, only new awards and awards modified, repurchased, or cancelled after the required effective date will be subject to requirements of FAS 123(R). No restatement of prior periods will be necessary. The impact of this Statement will depend on the level of options granted.

In April 2005, the FASB issued FSP FAS 19-1 Accounting For Suspended Well Costs. The FASB Staff concluded that well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify completion as a producing well and the company is making progress assessing reserves and the economic viability of the project. In effect, the Staff concluded that the 1-year period for assessing reserves as proved be waived provided that the two criteria discussed above are consistently met. The FSP was effective for the first interim period beginning after April 4, 2005. This FSP is not expected to have a material impact on the Company's financial statements.

In July 2005, the FASB issued FSP SOP 78-9-1 Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5. The FASB amended SOP 78-9 so that guidance in determining when a general partner controls a limited partnership is consistent with guidance provided in EITF Issue No. 04-5. This FSP was effective after June 29, 2005 for all newly formed partnerships and for the first reporting period after December 15, 2005 for all other partnerships. This FSP is not expected to have a material impact on the Company's financial statements.

In May 2005, the FASB issued FASB No. 154 Accounting Changes and Error Corrections. This statement requires retrospective application to prior periods' financial statements for changes in accounting principle. Previously, under APB 20, all such changes were recorded as a line item on the statement of operations only in the period of change. This statement is effective for fiscal years beginning after December 15, 2005. Future impact of the application of this statement is unknown.

REVENUE RECOGNITION

Under the sales method, oil and gas revenue is recognized when produced and sold. Revenues from turnkey contract sales and property sales are recognized when the contracts and property sales are completed. Management fees are recognized under the accrual method and recorded when earned. Prospect fees charged under joint participation agreements are recorded after execution.

ACCOUNTS RECEIVABLE

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnership and related party (BR Group) awaiting collection and from management fees earned and accrued. Management's assessment of the receivables indicate all will be collected and there is no provision made for bad debt. Receivables are reviewed quarterly, and if any are deemed uncollectible, they are written off as bad debts.

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

The Company maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At September 30, 2005, there was approximately $412,000 in cash that was uninsured by the FDIC.

MARKETING

The Company expenses marketing and advertising costs as these are incurred. Costs of $28,000 and $-0- were incurred for the nine months ended September 30, 2005 and September 30, 2004, respectively.

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

The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company's wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At the end of the reporting periods, the Company had no costs capitalized pending determination, nor did it expense any costs during the three or nine months ended September 30, 2005 or 2004 for costs that had exceeded the one-year determination period.

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Prior to 2005, management determined that any future costs related to plugging and abandonment of producing wells would be substantially offset by the value of equipment removed from the well site and such estimates were immaterial to the financial statements. Therefore, no liability was recorded prior to 2005. Due to continued rising rig and fuel costs, a detailed estimate was made in the second quarter of 2005 to determine how these rising service costs would affect future plugging and abandonment costs. As a result of this analysis, management concluded that this future liability should now be recorded within the financial statements. In the second quarter of 2005, the following was recorded: 1) an asset of $61,000, 2) accumulated amortization and amortization expense of $29,000, 3) a long-term liability of $73,000 and 4) accretion expense of $12,000. These costs will be evaluated annually and adjusted accordingly under the guidelines of SFAS 143.

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

OTHER DISPOSITIONS

Upon disposition or retirement of property and equipment other than oil and gas properties, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is expensed. The Company recognizes the gain or loss on the sale of either a part of a proved oil and gas property or of an entire proved oil and gas property constituting a part of a field upon the sale or other disposition of such. The unamortized cost of the property or group of properties, a part of which was sold or otherwise disposed of, is apportioned to the interest sold and interest retained on the basis of the fair value of those interests.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of SFAS No. 144. Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%, in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities. No impairment expense was recorded for the nine months ended September 30, 2005 or 2004.

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

Various warrants for the purchase of common stock were outstanding as of September 30, 2005. These warrants were convertible into 12,985,300 shares of common stock that are exercisable at prices ranging from $0.40 to $4.00 per share. In August 2005, 800,000 warrants were exercised for $400,000 resulting in $4,000 recorded to Common Stock and $396,000 recorded to Additional Paid In Capital. The 12,985,300 takes into consideration the following agreement. On April 28, 2005, the Company and all of the investors in the 2004 "Non-U.S." private, restricted stock placement arrangement (the "Offering") as well as the two finders (collectively, the

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

"Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, the Company and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants is from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements.

STOCK OPTIONS

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company has not recognized compensation expense for stock options granted because all options were issued at fair value. Under the existing employment agreement with the former CEO and President, the Company granted 20,000 stock options on March 1, 2005 and 20,000 stock options on March 1, 2004. On February 22, 2005, the Board of Directors adopted the "Blue Ridge Energy, Inc. 2005 Stock Option and Incentive Plan" (the Plan). The purposes of the Plan are to (i) attract and retain the best available personnel for positions of responsibility within the Company, (ii) provide additional incentives to Employees of the Company, (iii) provide Directors, Consultants and Advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continued provision of services to the Company and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company's business and increases in shareholder value, and (iv) generally to promote the success of the Company's business and the interests of the Company and all of its stockholders, through the grant of options to purchase shares of the Company's Common Stock and other incentives. Incentive benefits granted hereunder may be either Incentive Stock Options, Non-qualified Stock Options, stock awards, Restricted Shares, cash awards or other incentives determined by the board, as such terms are hereinafter defined. The types of options or other incentives granted shall be reflected in the terms of written agreements. Subject to adjustments upon changes in capitalization or merger, the maximum aggregate number of shares which may be optioned and sold or otherwise awarded under the Plan is seven million (7,000,000) common shares. Any common shares available for grants and awards at the end of any calendar year shall be carried over and shall be available for grants and awards in the subsequent calendar year. The Board of Directors has all power to administer the Plan and is the body responsible for the Plan. The Plan will terminate on February 22, 2015. On February 22, 2005, the Board of Directors granted stock options to purchase 2,517,500 shares to the directors and officers of the Company with an exercise price of $0.30 per share and the option period to commence from date of grant and terminating five years from date of grant. On June 22, 2005, the Board of Directors authorized the granting of stock options to purchase 100,000 shares to a director of the Company with an exercise price of $1.13 per share and the option period to commence from date of grant and terminating five years from date of grant. On October 6, 2005, the Board of Directors granted stock options to purchase 1,700,000 shares to the officers of the Company with an exercise price of $2.25 per share and the option period to commence from date of grant and terminating five years from date of grant. These options vest 20% on May 1, 2006 and 20% on each anniversary thereafter. Under existing employment contracts, there is a commitment to grant 280,000 options for common stock within the next one to five years for completion of services. Had compensation cost for employee stock options been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and loss per share for the nine months ended would have been as follows:

                                                                    SEPTEMBER 30, 2005   SEPTEMBER 30, 2004
                                                                    ------------------   ------------------
Net Loss, as reported ...........................................       $1,240,382            $635,060
Stock Based Compensation ........................................          589,900               3,844
                                                                        ----------            --------
Pro Forma Net Loss ..............................................       $1,830,282            $638,904
                                                                        ==========            ========
Net Loss Attributable to Common Stockholders, as reported .......       $1,261,352            $656,030
Stock Based Compensation ........................................          589,900               3,844
                                                                        ----------            --------
Pro Forma Net Loss ..............................................       $1,851,252            $659,874
                                                                        ==========            ========
Basic and Diluted Income (Loss) per Common Share, as reported ...       $    (0.06)           $  (0.09)
                                                                        ==========            ========
Basic and Diluted Income (Loss) per Common Share, Pro Forma .....       $    (0.09)           $  (0.09)
                                                                        ==========            ========

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The fair value of each option grant to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                             2005            2004
                                                        -------------   -------------
Risk free interest rate .............................           4.17%        3.86%
Expected option life ................................    3 & 5 years     10 years
Expected dividend yield .............................              0%           0%
Volatility factor ...................................           1.21         1.02
Weighted average grant date fair value of options ...   $       0.22    $    0.31

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

INCOME TAXES

No income tax provision has been established for the three and nine months ended September 30, 2005 and 2004, due to the net losses incurred or available via federal income tax carry forward provisions. Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, primarily representing net operating loss carry forwards, and therefore for financial reporting purposes, a valuation allowance of $1,830,000 and $1,357,000 as of September 30, 2005 and December 31, 2004,
respectively, has been recognized to offset the net deferred tax assets.

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

3.   RELATED PARTY TRANSACTIONS

COMMON STOCK TRANSACTIONS

As of September 30, 2005, there are 22,066,094 shares of common stock issued and outstanding. A total of 3,954,075 shares are held by BR Group and the remaining 18,112,019 shares are held by approximately 515 shareholders.

ADVANCES TO/FROM RELATED PARTIES

BR Group provided various management, administrative, accounting and geological services for the Company at a rate of $10,000 per month from January 1, 2004 through September 30, 2004. Effective October 1, 2004, the $10,000 monthly charge by BR Group ceased. Both companies agreed that any costs incurred on behalf of the other will be billed in the following month with a cash settlement for the balance due. Under this arrangement, BR Group owed the Company approximately $31,000 and $22,000 at September 30, 2005 and December 31, 2004, respectively.

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

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JOINT PARTICIPATION AGREEMENTS

In September 2005, BR Group entered into a joint participation agreement with the Company whereby BR Group would reimburse the Company for all acreage costs on the Swanson Prospect, pay a $40,000 prospect fee and pay for 100% of the drilling cost on the well. The Company retained an 8% carried working interest.

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

The Company is in negotiation with Morris T. Hewitt, President and CEO, Robert
A. Kelley, Chief Operating Officer and Senior Vice President, and James M. Stevens, Senior Vice President of Exploration to amend their respective employment contracts effective on the date of the original contract thereby canceling their carried working interest in projects drilled after the date of their employment agreement. Since the date of each of their employment through November 10, 2005, none of the parties have received any proceeds from a carried working interest.

4.   CONTINGENCIES

Neither the Company nor any of its properties is subject to any material pending legal proceedings.

The Company's oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, the Company maintains general and umbrella liability insurance coverage of approximately $10 million per occurrence and in the aggregate. The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

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

In the second quarter of 2005, the Company began offering a "United States Unit Private Placement Subscription Agreement" and a "Non-U.S. and Non-Canadian Private Placement Subscription Agreement" on an exempt private placement basis to eligible accredited investors pursuant to Regulation S. The Subscriptions are of its own issue at the price of $1.00 for each unit, with each unit consisting of one common share and one non-transferable share purchase warrant (the Warrants) with an exercisable price of $1.75. The Warrants are subject to adjustment for changes in capital of the Company as to number and price in accordance with industry practice and expire two years from the date the Warrants are issued. As of September 30, 2005 the Company had received $1,061,400 in unit subscriptions and has classified these funds as a long-term liability. As of November 10, 2005, the Company is in receipt of $1,927,373 in unit subscriptions. The Company anticipates closing this private placement arrangement before year end by accepting the subscriptions and reclassifying the long-term liability into the appropriate components of stockholders' equity

The Company continues the process that will lead in growing our prospect inventory and once drilling commences, will give the Company the emphasis needed to grow exponentially. We should not have to depend on acquisitions to increase our reserve base, however, if the proper opportunity presents itself we will evaluate it to see if it fits our growth profile. We do not, however, intend to make an acquisition as a short term fix that would jeopardize our long term goals. Our operating strategy should enable us to take advantage of these fundamentals:

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

     - Structure our drilling program to enable management to sell down enough interest in the well to mitigate risk and improve economics.

     - Strive to maintain the highest possible ownership of our highest potential drilling prospects.

Specific achievements during 2005 are as follows:

     -    Raised $1.9 million in cash from the 2005 private placement offering.

     - Increased license agreements to 7,200 square miles of 3-D seismic data.

     -    Increased license agreements to 11,000 miles of 2-D seismic data.

     - Hired several experienced oil and gas finders as well as entered into consulting arrangements with other experienced oil and gas explorationists.

     - Began exploration, leasing and drilling activity in five project areas more fully described in the Undeveloped Properties section of this report.

     - Expended over $1 million in lease acquisition costs. The Company has entered into several joint participation agreements, and is seeking to enter into additional agreements, with industry partners which provide prospect fee income and allow the Company to retain a carried working interest.

At September 30, 2005, the Company had total assets of $2,857,000, total liabilities of $1,997,000 and stockholders' equity of $860,000. The Company had a net loss of $1,240,000 during the nine months ended September 30, 2005 and net loss of $635,000 for the same period in 2004. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.06 per share during the nine months ended September 30, 2005 as compared to $0.09 during the same period in 2004. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

KEY PROPERTIES

As of September 30, 2005, the Company has participated, either directly or indirectly through its sponsored limited partnerships, in 108 wells, of which 18 are presently productive and located in Kentucky, West Virginia and Texas. In addition to the 18 producing wells, there are 41 producing wells in four partnerships operated by Eagle Energy, Inc., an unaffiliated entity.

The working interest owned by the Company, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these other ownerships materially detract from the value of the properties or materially interfere with their use.

The following are the primary properties held by the Company as of September 30, 2005:

DEVELOPED PROPERTIES

     Hobblebush Prospect: The Company owns a 4.25% working interest, with a 3.23% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is producing 100 Mcf per day.

     May Apple Prospect: The Company owns a 4.25% working interest, with a 3.23% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is producing 30 Mcf per day.

     Wolfsbane Prospect: The Company owns a 13.6% working interest, with a 10.53% net revenue interest, in 1 well located in Walker County, Texas. The well ceased production in January 2004. Additional seismic was shot in the fourth quarter of 2004 and was evaluated to determine if the well was to be recompleted or if another well should be drilled. A decision in November 2005 has been made to recomplete the well in an upper zone.

     Pepperbush Prospect: The Company owns a 13.6% working interest, with a 10.34% net revenue interest, in 1 well located in Polk County, Texas which began producing in the second quarter of 2003. It is currently producing 100 Mcf per day.

     Yarrow Prospect: The Company owns a 13.6% working interest, with a 10.41% net revenue interest, in 1 well located in Polk County, Texas which began producing in the fourth quarter of 2002. It is currently producing 200 Mcf per day.

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

     In March 2003, the Company transferred all of its rights and interest in the Boon's Camp Partnership, the BR Development 2001-II Partnership, the BR Development Plus 2000 Partnership and the BR Private Development 2001-A Partnership to Eagle Energy, Inc. (an unrelated company formed by the Company's former president) in exchange for a 1% interest in these four partnerships. In addition, the Company still retains its 25% ownership as a limited partner through its direct investment in the BR Development 2000 Partnership. As noted above, there are 41 gas wells producing in these four partnerships.

UNDEVELOPED PROPERTIES

     Iowa Dome 3D Project: The Company owns a 50% working interest in 790 acres in two prospects located in Calcasieu and Jefferson Davis Parishes, Louisiana. There is one shallow gas prospect and one oil prospect. The Company has entered into joint participation agreements with several companies whereby they will reimburse the Company for certain acreage costs, pay the Company a prospect fee and pay the 50% drilling cost through casing point on each of the wells drilled. If an election is made to complete the wells, the Company will have a 12.5% working interest in each well.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

Live Oak Project: The Company owns a 75% working interest in 800 acres (two Shallow Prospects) and 1,840 acres (one Deep Prospects) in South Texas. The Company has entered into joint participation agreements with two companies on 25% of the working interest whereby these companies will reimburse the Company for certain acreage costs, pay a prospect fee and pay for 33.33% of the drilling cost through casing point on the initial wells drilled on these three prospects. The Company is in negotiation with other companies using these same terms for the remaining working interest. If an election is made to complete each of the initial wells, the Company will have an 18.75% working interest in each well. If the initial wells on each prospect are successful, the Company will have an 18.75% working interest in any development well. There are potentially two or more Shallow Prospects and two or more Deep prospects in this area that is being evaluated by the Company and further acquisition of leases is under negotiation.

East Texas Project: Seven prospects have been identified in East Texas and leasing of oil and gas rights began in late June 2005. This project is estimated to contain about 5,000 acres with the Company owning 100% of the leasehold. In the third quarter 2005, the Company negotiated to sell all of its interest on the first prospects and retained an 8% carried working interest. The well on this prospect was drilled in October 2005 and was a dry hole. Since October 2005, the Company has entered into joint participation agreements on three of the remaining six prospects with BR Group, a related party, and another industry partner whereby they will pay 100% of prospect cost, pay the Company a prospect fee and pay 100% of the drilling cost through casing point on the initial well in the prospect. If an election is made to complete the initial wells, the Company will have a 25% working interest in each well. For any development wells drilled on the prospects, the Company will have a 25% working interest. It is anticipated that at least one well will be drilled in this area before year-end. The second prospect currently has 318 acres leased with another 217 under negotiation. The third prospect currently has 346 acres leased with another 1,558 under negotiation. Initial leasing activity has begun on the other prospects.

McAllen Project: The Company has identified a prospect in South Texas containing approximately 600 acres. The Company is reprocessing the seismic data in the area, and if this data further substantiates the original data, leasing activity will begin.

Texas Gulf Coast Project: The Company has leased 2,081 gross, 1,441 net, acres in Wharton County, Texas. An exploratory well to test a Wilcox structure is planned. The Company plans on entering into joint participation agreements with other companies to further exploit the prospect.

The Company will follow its 2005 business plan strategy in developing these and any other prospects. The Company intends to fund the lease acquisition and any additional seismic costs needed to further define the prospects from existing working capital. For each prospect, the Company will sell all of its working interest in the prospect to outside or related parties, on the same terms, whereby 1) it retains a certain carried working interest in the initial well drilled, 2) it recoups 100% of the actual leasehold costs and any additional seismic costs incurred and 3) it is paid a prospect fee for identifying the prospect and bringing it to a drillable state. The reimbursement of costs, the payment of the prospect fee and the future benefit of oil and gas revenue from the carried working interest will provide the generation of cash needed to operate the Company and fund additional projects.

The Company also intends to continue reviewing other undrilled acreage in East Texas and the Texas and Louisiana Gulf Coast areas through its 3-D seismic data base in order to generate prospects at the ground level. Another avenue of participation is reviewing prospects generated by outside parties and if the economics fit into the business plan, then participating in these projects. Other areas of interest for acquiring prospects and drilling wells are North Louisiana, West Texas and North Texas.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The Company had a net loss of $469,000 during the third quarter of 2005 compared to net loss of $109,000 for the same period in 2004. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.02 per share during the third quarter of 2005 and $0.02 per share during the third quarter of 2004. The major reasons, more fully explained below, for the $360,000 increase in loss are due to a decrease in oil and gas revenue offset by an increase in management and prospect fee revenue, an increase in general and administrative expenses and an increase in exploration costs.

OPERATING REVENUES

Operating revenues totaled $137,000 during the three months ended September 30, 2005, as compared to $145,000 during the three months ended September 30, 2004. During the year, the Company has entered into three agreements to act as operator of the wells to be drilled and received a management fee for these services. In the third quarter of 2005, fees of $60,000 were recorded. In August 2005, the Company entered into a Participation Agreement with BR Group, a related party, for one prospect in Anderson County, Texas, resulting in a $40,000 prospect fee as revenue. Revenue from oil and gas sales decreased by $109,000 due to production declines on several of the wells and due to the Company's decision not to accrue revenue sales on two wells. The operator of these wells has not remitted payment in over nine months and the Company has not been able to establish contact with this operator. In past periods, the revenue approximated $60,000 a quarter on these two wells.

DIRECT OPERATING COSTS

Direct operating costs totaled $5,000 during the three months ended September 30, 2005, as compared to $62,000 during the same period in 2004. The $57,000 decrease is due to lower severance taxes directly related to the decrease in oil and gas sales and to lower lease operating expenses.

EXPLORATION COSTS

As a result of the prospecting for oil and gas which began after the acquisition of the Echo 3D seismic data in July of 2004, exploration costs during the third quarter of 2005 was $110,000. There were no such costs incurred during the comparable period in 2004.

OTHER OPERATING EXPENSES

Marketing expense for the third quarter of 2005 was $17,000 with no such cost during the same period in 2004. General and administrative expenses increased by $282,000 to $407,000 during the third quarter of 2005, as compared to $125,000 during the same period in 2004. The major reason for the increase during the third quarter of 2005 is the hiring of three additional professional people earlier in the year and an increase in legal and auditing fees. Depreciation, depletion and amortization decreased $11,000 due to revised estimates for the current year.

OTHER EXPENSE

Interest expense increased to $10,000 during the third quarter of 2005 as compared to $-0- during the third quarter of 2004 due to the note with BR Group and a promissory note entered into in January 2005 to acquire computer software for a land/lease system.

INCOME TAX PROVISION

Consistent with prior quarters, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company's ability to utilize the deferred tax assets.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The Company had a net loss of $1,240,000 during the nine months ended September 30, 2005, as compared to a net loss of $635,000 for the same period in 2004. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.06 and $0.09 per share during the nine months ended September 30, 2005 and 2004, respectively. The major reasons, more fully explained below, for the $605,000 increase in loss are due to a decrease in oil and gas revenue offset by an increase in management fee and prospect fee revenue, an increase in general and administrative expenses and an increase in exploration costs.

OPERATING REVENUES

Operating revenues totaled $438,000 during the nine months ended September 30, 2005, as compared to $406,000 during the nine months ended September 30, 2004. During the year, the Company has entered into three agreements to act as operator of the wells to be drilled and receives a management fee for these services. In the nine months ended September 30, 2005, fees of $180,000 were recorded. In August 2005, the Company entered into a Participation Agreement with BR Group, a related party, for one prospect in Anderson County, Texas, resulting in a $40,000 prospect fee as revenue. Revenue from oil and gas sales decreased by $188,000 due to production declines during 2005 on several of the wells and due to the Company's decision not to accrue revenue sales in the second and third quarters of 2005 on two wells. The operator of these wells has not remitted payment in over nine months and the Company has not been able to establish contact with this operator. In past periods, the revenue sales approximated $60,000 a quarter on these two wells.

DIRECT OPERATING COSTS

Direct operating costs totaled $73,000 during the nine months ended September 30, 2005, as compared to $149,000 during the same period in 2004. The $76,000 decrease is due to lower severance taxes directly related to the decrease in oil and gas sales and lower lease operating expenses.

EXPLORATION COSTS

As a result of the prospecting for oil and gas which began after the acquisition of the Echo 3D seismic data in July of 2004, exploration costs for the nine months ended September 30, 2005 was $387,000. There were no such costs incurred during the comparable period in 2004.

OTHER OPERATING EXPENSES

Marketing expenses increased to $28,000 during the nine months ended September 30, 2005, as compared to $-0- during this period in 2004. General and Administrative expenses increased by $258,000 to $949,000 during the nine months ended September 30, 2005 as compared to $691,000 during the same period in 2004. The major reason for the increase during the nine months of 2005 is the hiring of three additional professional people earlier in the year and an increase in legal and auditing fees. Depreciation, depletion and amortization increased $2,000 to $198,000 in 2005 from $196,000 in 2004. The $12,000 accretion expense in 2005 is the result of recording capitalized retirement costs during the second quarter of 2005.

OTHER EXPENSE

Interest expense increased to $30,000 during the nine months ended September 30, 2005 due to the note with BR Group and a promissory note entered into in January 2005 to acquire computer software for a land/lease system. There was no interest expense incurred during the first nine months of 2004. The 2004 other expense of $4,700 is related to unrecovered costs on the four partnerships transferred to Eagle Energy, Inc., as previously discussed.

INCOME TAX PROVISION

Consistent with prior quarters, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company's ability to utilize the deferred tax assets.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's current ratio (current assets / current liabilities) was 1.9 to 1 at September 30, 2005 compared to 9.7 to 1 at December 31, 2004. The lower current ratio for September 30, 2005 as compared to the ratio for December 31, 2004 was due primarily to expenditures for exploration (G&G) costs, the acquisition of oil and gas leases and for general and administrative costs offset by the funds raised in the private placement offering.

The Company's sources of cash during the first nine months of 2005 was the 2005 private placement stock offering, the exercise of warrants, management fee and prospect fee revenue and oil and gas sales. The primary sources of cash in 2004 were $2,474,000, net of expenses, received from the private placement stock offering as well as the sale of oil and gas production and short term advances from BR Group.

During the past three quarters of 2005 and the prior year, the Company has relied upon net inflows of cash generated by its operating activities, equity offerings and short term advances from BR Group to fund the purchase of assets and its expansion. Management intends to fund further growth with current cash reserves, equity transactions and anticipated improved cash flows from operations.

As discussed above under the 2005 private placement offering, the Company is seeking additional funding from investors. Through November 10, 2005 the Company has received $1,927,373 from the private placement offering and $400,000 from the exercise of warrants. These funds are expected to provide sources of cash for the Company to continue with its current business plan during the next twelve months.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. The Company has obtained a resolution from Blue Ridge Group, Inc., a related party and the major stockholder (see Note 3, Related Party, to financial statements), to provide the necessary financial support for the Company through at least October 1, 2006.

Management has taken significant steps designed to address the financial condition of the Company, to increase cash flows and to achieve improved operating results, principally by implementing its new business plan and initiating the 2005 private stock offering.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, The Company's management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In 2005, the Company began an unregistered offering of a "United States Unit Private Placement Subscription Agreement" pursuant to Section 4(2) of the Security Act of 1933 and a "Non-U.S. and Non-Canadian Private Placement Subscription Agreement" on an exempt private placement basis to eligible accredited investors pursuant to Regulation S. The Subscriptions are of its own issue at the price of $1.00 for each unit, with each unit consisting of one common share and one non-transferable share purchase warrant with an exercisable price of $1.75. Through September 30, 2005, the Company has received subscriptions totaling 1,061,400 units with another 865,973 subscriptions units received subsequent to this date. The Company anticipates closing this private placement arrangement before December 31, 2005 by accepting the subscriptions and issuing 1,927,373 common shares and issuing 1,927,373 warrants, with an expiration date of two years after issuance.

During 2005, the Company received $400,000 upon the exercise of 800,000 warrants at a price of $0.50 per share and issued 800,000 shares of Common Stock. The warrants were issued in 2004 under Regulation S.

Over $1 million of the proceeds were used to purchase oil and gas leases with the remainder used as working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

On September 7, 2005, Harry J. Peters resigned as Chief Operating Officer of the Company and remained a Director and Senior Vice President. Also, on September 7, 2005, the Board of Directors appointed Robert A. Kelley, Vice President of Drilling and Production, as Senior Vice President and Chief Operating Officer. Mr. Kelley joined the Company on April 25, 2005, and in his new position will remain under the two year employment agreement effective on his hire date. By letter dated November 1, 2005, Harry J. Peters announced his resignation effective October 12, 2005, as Senior Vice President of the Company. Mr. Peters will remain as a Director of the Company.

On October 28, 2005, James M. Stevens was appointed Senior Vice President of Exploration.

ITEM 6. EXHIBITS

     Exhibit 10.1 Employment Contract of Senior Vice President-Finance and Chief Financial Officer
     Exhibit 31.1   Chief Executive Officer's 302 Certification
     Exhibit 31.2   Chief Financial Officer's 302 Certification
     Exhibit 32.1   Chief Executive Officer's 906 Certification
     Exhibit 32.2   Chief Financial Officer's 906 Certification

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BAYOU CITY EXPLORATION, INC.


Date: November 11, 2005                 By /s/ Norman G. Haisler
                                           -------------------------------------
                                           Norman G. Haisler
                                           Senior Vice President-Finance &
                                           Chief Financial Officer