Form 10KSB
period 2005-12-31
BAYOU CITY EXPLORATION, INC.
filed 2006-03-31
CIK 1050957

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-277443

                          BAYOU CITY EXPLORATION, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN THE CHARTER)

                 NEVADA                                         61-1306702
     (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

 10777 WESTHEIMER, STE 170, HOUSTON, TX                            77042
(ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (832) 358-3900
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     COMMON STOCK PAR VALUE $.005 PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

State issuer's revenues for its most recent fiscal year: $644,300

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $55,293,000 as of March 20, 2006 based upon the closing price of the common stock on the OTC "Bulletin Board" on March 20, 2006 of $2.15 per share. As of March 20, 2006 the registrant had 25,717,801 shares of Common Stock, par value $0.005 per share, and 23,300 shares of Series E Preferred Stock, par value $0.001 per share, subscribed or outstanding.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

25,717,801 Shares of Common Stock Outstanding at March 20, 2006; 23,300 Shares of Preferred Stock Outstanding at March 20, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I

1.  Description of Business..............................................      1
2.  Description of Properties............................................      4
3.  Legal Proceedings....................................................      7
4.  Submission of Matters to a Vote of Security Holders..................      7

PART II

5.  Market Price for Common Equity and Related Stockholder Matters.......      8
6.  Management's Discussion and Financial Analysis of Financial
    Condition............................................................      9
7.  Financial Statements.................................................     12
8.  Change in and Disagreements with Accountants on Accounting and
    Financial Disclosure.................................................     12
8A. Controls and Procedures..............................................     12
8B. Other Information....................................................     13

PART III

9.  Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section 16(a) of the Exchange Act....................     13
10. Executive Compensation...............................................     13
11. Security Ownership of Certain Beneficial Owners and Management and
    Related Stockholder Matters..........................................     13
12. Certain Relationships and Related Transactions.......................     13
13. Exhibits.............................................................     13
14. Principal Accountant Fees and Services...............................     13

PART IV

Signatures...............................................................     14

FINANCIAL STATEMENTS

Independent Auditors' Reports............................................    F-1
Balance Sheets...........................................................    F-2
Statements of Operations.................................................    F-3
Statements of Changes in Stockholders' Equity............................    F-4
Statements of Cash Flows.................................................    F-5
Notes to Financial Statements............................................    F-6
Supplemental Information on Oil and Gas Exploration and Production
Activities (Unaudited)...................................................   F-18

PART I

1.   DESCRIPTION OF BUSINESS

GENERAL DESCRIPTION

Bayou City Exploration, Inc., ("the Company"), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated ("Gem Source"), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In June 2005, the Company changed its name to Bayou City Exploration, Inc. The Company's executive office is located at 10777 Westheimer, Suite 170, Houston, TX 77042.

All of our periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-KSB as filed with the SEC and a copy of its Code of Ethics. For copies of this, or any other filings, please contact: Norman Haisler at Bayou City Exploration, Inc. 10777 Westheimer, Suite 170 Houston, Texas 77042 or call (832) 358-3900.

The Company is engaged in the oil and gas business primarily in the Gulf Coast of Texas and Louisiana, East Texas, and South Texas with some gas production in Kentucky and West Virginia. The Company acquires direct interest in oil and gas leases. The interest includes both operated and non-operated working interest in exploratory and development wells. The Company intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a participant in oil and gas programs and as an independent producer of oil and gas. Since 2002, the Company has shifted its focus on oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, South Texas and East Texas. Another area of interest the Company is pursuing is in the Rocky Mountain region. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects.

On December 31, 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D ("US Exempt Offering") for a total of 797,623 units (each a "US Unit") at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company's common stock ("Common Stock") and one warrant, which expires on December 31, 2007 ("US Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company's counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements. Through March 20, 2006, the Company had accepted additional subscriptions in the aggregate amount of $100,000 for US Units. In addition, on December 31, 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the "Regulation S Offering") for a total of 1,272,750 units (each a "Regulation S Unit") at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 ("Regulation S Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company's counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements. Through March 20, 2006, the Company had accepted additional subscriptions in the aggregate amount of $80,000 for Regulation S Units.

In 2004, the Company conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the "Offering"). The Company offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit (each a Unit), with each such Unit consisting of one common share, one share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. The Company received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 Units through December 31, 2004 and the Offering was closed on the same date. Another 1,250,000 Units were issuable as of December 31, 2004 as a finder fee for services in connection with the Offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee. On April 28, 2005, the Company and all of the investors in the Offering as well as the two finders (collectively, the "Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, the Company and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants was from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements. In December 2005 the Board of Directors granted an extension to the exercise period until June 30, 2006. In August 2005, 800,000 warrants were exercised for $400,000 and in November 2005 300,000 warrants were exercised for $150,000. Through March 20, 2006, another 800,000 warrants were exercised for $400,000.

The Company entered into a "lifetime participation" membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 3-D data sets and 13,000 miles of 2-D data available, and the Company will generate drilling prospects from these data sets for the purpose of retaining a carried working interest and possibly participating in these prospects. Funds provided by the private, restricted stock offerings will allow the Company to add geoscientists, either as consultants or employees, to fully exploit this dataset and develop drilling opportunities. During the third quarter of 2004, the Company purchased a seismic software license for interpreting the Echo data and purchased three 3D computer workstations, along with office furniture, and these stations are fully operational.

PART I

COMPETITION, MARKETS AND REGULATIONS

Competition: The oil and gas industry is highly competitive in all its phases. The Company encounters strong competition from other independent oil and gas producers. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Many of its competitors possess substantially greater financial resources, personnel and budgets than the Company, which may affect its ability to compete with companies in Kentucky, Texas, Louisiana, or West Virginia.

Markets: The price obtainable for oil and gas production from the Company's properties is affected by market factors beyond the control of the Company. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net revenues from the Company properties. Changes in oil and gas prices can impact the Company's determination of proved reserves and the Company's calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves. In addition, demand for oil and gas in the United States and worldwide may affect the Company's level of production. From time to time, a surplus of gas or oil supplies may exist, the effect of which may be to reduce the amount of hydrocarbons that the Company may produce and sell, while such an oversupply exists. In recent years, initial steps have been taken to provide additional gas pipelines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

Regulations:

ENVIRONMENTAL REGULATION

The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment by the oil and gas industry. These laws and regulations may require the acquisition of permits by oil and gas operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from operations, particularly operations near or in onshore and offshore waters or on submerged lands. These laws and regulations may also increase the costs of routine drilling and operation of wells. Because these laws and regulations change frequently and are becoming increasingly more stringent, the costs to the Company of compliance with existing and future environmental regulations and the overall impact on the Company's operations or financial condition cannot be predicted, but are likely to increase.

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

FEDERAL REGULATION OF NATURAL GAS

The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a summary of the principal statutes, regulations and orders that may affect the production and sale of natural gas from the Company properties.

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

It is not anticipated that the marketability of and price obtainable for natural gas production from the Company's properties will be significantly affected by FERC Order No. 500. Gas produced from the Company's properties normally will be sold to intermediaries who have entered into transportation arrangements with pipeline companies. These intermediaries will accumulate gas purchased from a number of producers and sell the gas to end-users through open access pipeline transportation.

STATE REGULATIONS

Production of any oil and gas from the Company's properties is affected by state regulations. States in which the Company operates have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

OPERATING HAZARDS AND INSURANCE

General: The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases. The occurrence of any of these events could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, we maintain insurance against some, but not all, of the risks described above. However, there can be no assurance that any insurance obtained by us will be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. The occurrence of a significant event, not fully insured or indemnified against, could materially and adversely affect our financial condition and operations.

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

PART I

EMPLOYEES

The Company has eight full time employees. Blue Ridge Group, Inc. ("BR Group"), one of the Company's major stockholders, also, has a staff of geologists, petroleum engineers, drilling and accounting personnel who administer the operations of BR Group and during 2004 administered some of the activities for the Company. The Company paid a $10,000 per month management fee to BR Group from January 1, 2004 through September 30, 2004 for administrative and overhead expenses. This management fee was intended to cover the expenses attributable to the geological and administrative personnel, which were applicable to the Company's operations. Effective October 1, 2004, the $10,000 monthly charge by BR Group ceased. Both companies agreed that any costs incurred on behalf of the other will be billed on an actual cost basis in the following month with a cash settlement for the balance due.

Annually, the Board of Directors determines if any of the executive officers of the Company are eligible for a performance bonus. No performance bonuses were paid during 2005 and 2004.

2.   DESCRIPTION OF PROPERTIES

As of December 31, 2005, the Company has participated, either directly or indirectly through its sponsored limited partnerships, in 109 wells, of which 20 are presently productive and located in Kentucky, Texas, and West Virginia. In addition to the 20 wells, there are 45 wells in Kentucky and West Virginia owned by four partnerships managed by Eagle Energy, Inc., an unaffiliated entity. The Company owns a limited partnership interest in these four partnerships. See further discussion below in the "Developed Properties" section.

The following tables summarize by geographic area the Company's developed and undeveloped acreage and gross and net interests in producing oil and gas wells as of December 31, 2005. The term of the undeveloped leasehold acreage ranges from one to three years. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are dually completed in more than one producing horizon are counted as one well.

                        DEVELOPED AND UNDEVELOPED ACREAGE

                      Developed Acreage        Undeveloped Acreage
                   -----------------------   -----------------------
                   Gross Acres   Net Acres   Gross Acres   Net Acres
                   -----------   ---------   -----------   ---------
Geographic Area:
Louisiana                --          --          4,689         331
Texas                 1,863         102          6,750       2,316
Kentucky                560          89             --          --
West Virginia           480          23             --          --
                      -----         ---         ------       -----
   Totals             2,903         214         11,439       2,647
                      =====         ===         ======       =====

                                PRODUCTIVE WELLS

                   Gross Wells    Net Wells
                   -----------   -----------
                    Oil   Gas     Oil    Gas
                    ---   ---    ----   ----
Geographic Area:
Texas                 1     6    0.08   0.51
Kentucky              0     7    0.00   1.30
West Virginia         0     6    0.00   0.29
                    ---   ---    ----   ----
   Totals             1    19    0.08   2.10
                    ===   ===    ====   ====

KEY PROPERTIES

The working interest owned by the Company, either directly or indirectly through oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use.

PART I

The following are the primary properties held by the Company as of December 31, 2005:

     Developed Properties:

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

     Wolfsbane Prospect: The Company owns a 13.6% working interest, with a 10.53% net revenue interest, in 1 well located in Walker County, Texas. The well ceased production in January 2004. The well was recompleted, but not tested, in November 2005 and is currently awaiting a pipeline connection.

     Pepperbush Prospect: The Company owns a 13.6% working interest, with a 10.34% net revenue interest, in 1 well located in Polk County, Texas which began producing in the second quarter of 2003. It is currently producing 50 Mcf per day.

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

     Shelby County, Texas: The Company owns a 0.71% working interest, with a 0.42% net revenue interest, in the Bridges #1 well in Shelby County, Texas which began producing in September 2000. It is currently producing 1,000 Mcf per day.

     In March 2003, the Company transferred all of its rights and interest in the Boon's Camp Partnership, the BR Development 2001-II Partnership, the BR Development Plus 2000 Partnership and the BR Private Development 2001-A Partnership to Eagle Energy, Inc. (a company formed by the Company's former president) in exchange for a 1% interest in these four partnerships. In addition, the Company still retains its 25% ownership as a limited partner through its direct investment in the BR Development 2000 Partnership. During 2005, the total cash flows from the four partnerships were $13,236 compared to cash flows of $14,170 in 2004. As noted above, there are 45 productive gas wells in these four partnerships.

     Undeveloped Properties:

     Iowa Dome 3D Project: The Company owns a 12.5% working interest in 612 acres in two prospects located in Calcasieu and Jefferson Davis Parishes, Louisiana. The Company has entered into joint participation agreements with two companies whereby they will reimburse the Company for certain acreage costs, pay the Company a prospect fee and pay the drilling cost through casing point on each of the wells drilled. One well was drilling on the gas prospect at December 31, 2005 and completed in February 2006; the well is currently awaiting pipeline connection. It is anticipated that the other prospect will begin drilling in the second quarter of 2006.

     Live Oak Project: The Company owns a 75% working interest in 800 acres (two shallow prospects) and 2,568 acres (one deep prospect) in South Texas. The Company has entered into joint participation agreements with several companies on 75% working interest whereby these companies will reimburse the Company for certain acreage costs, pay a prospect fee and pay for the drilling cost through casing point on the initial wells drilled on these three prospects. If an election is made to complete each of the initial wells, the Company will have an 18.75% working interest in each well. If the initial wells on each prospect are successful, the Company will have an 12.5% working interest in any development well. One well was drilling on one of the shallow prospects at December 31, 2005 and is awaiting completion during the first quarter of 2006. There are potentially one or more shallow prospects and one or more deep prospects in this area that are being evaluated by the Company.

     McAllen Project: The Company has identified a prospect in South Texas containing approximately 600 acres. The Company is reprocessing the seismic data in the area, and if this data further substantiates the original data, leasing activity will begin.

     Texas Gulf Coast Project: The Company has leased 1,331 acres in Wharton County, Texas. An exploratory well to test a Wilcox structure is planned. The Company plans on entering into joint participation agreements with other companies to further exploit the prospect.

PART I

     Undeveloped Properties-Continued

     East Texas Project: Seven prospects have been identified in East Texas and leasing of oil and gas rights began in June 2005. This project is estimated to contain about 5,000 acres with the Company owning 100% of the leasehold. In the third quarter 2005, the Company negotiated to sell all of its interest on the first prospect to Blue Ridge Group Inc. (BR Group), a related party, and retained an 8% carried working interest. The well on this prospect was drilled in October 2005 and was a dry hole. In October 2005, the Company entered into joint participation agreements on three of the remaining six prospects with BR Group and another industry partner whereby they will pay 100% of prospect cost, pay the Company a prospect fee and pay 100% of the drilling cost through casing point on the initial well in the prospect. If an election is made to complete the initial wells, the Company will have a 25% working interest in each well. For any development wells drilled on the prospects, the Company will have a 25% working interest. It is anticipated that one or two wells will be drilled during the first half of 2006. At December 31, 2005, the Company had 2,205 acres leased on four separate prospects.

     The Company will follow its 2005 business plan strategy in developing these and any other prospects. The Company intends to fund the lease acquisition and any additional seismic costs needed to further define the prospects from existing working capital. For each prospect, the Company will sell all of its working interest in the prospect to outside or related parties, on the same terms, whereby 1) it retains a certain carried working interest in the initial well drilled, 2) it recoups 100% of the actual leasehold costs and any additional seismic costs incurred and 3) it is paid a prospect fee for identifying the prospect and bringing it to a drillable state. The reimbursement of costs, the payment of the prospect fee and the future benefit of oil and gas revenue from the carried working interest would be used to provide cash to operate the Company and fund additional projects.

     The Company also intends to continue reviewing other undrilled acreage in South Texas, East Texas and the Texas and Louisiana Gulf Coast areas through its 3-D seismic data base in order to generate prospects at the ground level. Another avenue of participation is reviewing prospects generated by outside parties and if the economics fit into the business plan, participating in these projects. Other areas of interest for acquiring prospects and drilling wells are North Louisiana, West Texas, North Texas and the Rocky Mountain area.

TITLE TO PROPERTIES

In the normal course of business, the operator of each lease has the responsibility of examining the title on behalf of all working interest partners. Title to substantially all significant producing properties of the Company has been examined by various attorneys. The properties are subject to royalty, overriding royalty and other interests customary in the industry.

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

PRODUCTION AND SALES PRICE

The following table summarizes the sales volumes of the Company's net oil and gas production expressed in barrels of oil. Equivalent barrels of oil are obtained by converting gas to oil on the basis of their relative energy content
- six thousand cubic feet of gas equals one barrel of oil. During 2005 and 2004, the average selling price for natural gas was $6.59 and $5.46 per Mcf, respectively, and the average selling price for oil was $50.21 and $40.39 per barrel, respectively.

                                                     Net            Net
                                                 Production     Production
                                                For the Year   For the Year
                                                  12/31/05       12/31/04
                                                ------------   ------------
Net Volumes (Equivalent Barrels)                    6,165          17,890
Average Sales Price per Equivalent Barrel          $41.79         $ 34.86
Average Production Cost per Equivalent Barrel
   (includes production taxes)                     $14.05         $ 13.00

The Average Production Cost per Equivalent Barrel represents the Lease Operating Expenses divided by the Net Volumes in equivalent barrels. Lease Operating Expenses includes normal operating costs such as pumper fees, operator overhead, salt water disposal, repairs and maintenance, chemicals, equipment rentals, production taxes and ad valorem taxes.

PART I

NET PROVED OIL AND GAS RESERVES

Presented below are the estimates of the Company's proved reserves. All of the Company's proved reserves are located in the United States.

Proved Developed and Undeveloped Reserves:

                                                  December 31, 2005   December 31, 2004
                                                 ------------------   -----------------
                                                           Natural              Natural
                                                  Oil        Gas        Oil       Gas
                                                 (Bbls)     (Mcf)     (Bbls)     (Mcf)
                                                 ------   ---------   ------   --------
Balance, Beginning of Year                       14,855     197,780   16,611    390,052
   Extensions, discoveries and other additions   28,236   1,479,000       --     11,392
   Revisions of previous estimates               (7,022)    (85,206)   3,142   (125,710)
   Sales of minerals in place                        --          --       --         --
   Production                                    (1,301)    (29,184)  (4,898)   (77,954)
                                                 ------   ---------   ------   --------
Balance, End of Year                             34,768   1,562,390   14,855    197,780
                                                 ======   =========   ======   ========
Proved Developed Reserves                         6,532      83,390   14,855    197,780
                                                 ======   =========   ======   ========

Bbls: Barrels of oil
Mcf: Thousand cubic feet of gas

In estimating the oil and natural gas reserves, the Company, in accordance with criteria prescribed by the SEC, uses a December 31, 2005 and 2004 price, without escalation; however, gas prices are adjusted for heating value content (Btu) and oil prices are adjusted for any transportation costs. The SEC allows exceptions in those instances where fixed and determinable gas price escalations are covered by long-term contracts but the Company does not have any such contracts. Future prices received for the sale of product may be higher or lower than the prices used in the evaluation described above and the operating costs relating to such production may also increase or decrease from existing levels.

DRILLING ACTIVITIES

                     Oil Wells     Gas Wells     Dry Wells
                    -----------   -----------   -----------
                    2005   2004   2005   2004   2005   2004
                    ----   ----   ----   ----   ----   ----
Exploratory Wells     --     --     --      4      1      1
Development Wells     --     --     --     --     --     --
                     ---    ---    ---    ---    ---    ---
Total Wells           --     --     --      4      1      1
                     ===    ===    ===    ===    ===    ===

For the one well drilled in 2005, the Company had a carried working interest to casing point and did not incur any capital costs. For the five wells drilled during 2004, the Company has a carried working interest to the tanks and did not incur any capital expenditures. At December 31, 2005, two wells were drilling.

3.   LEGAL PROCEEDINGS

Neither the Company nor any of its properties is subject to any material pending legal proceedings. From time to time, the Company may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of The Company.

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

5.   MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Common Stock of the Company is thinly traded on the OTC Bulletin Board with "BYCX" as its stock symbol. The range of high and low bid information for each quarter since January 1, 2004 is as follows:

                     High Bid   Low Bid
                     --------   -------
March 31, 2004         $1.25     $0.25
June 30, 2004           0.90      0.26
September 30, 2004      0.52      0.24
December 31, 2004       0.65      0.35
March 31, 2005          0.60      0.25
June 30, 2005           2.00      0.45
September 30, 2005      3.60      1.40
December 31, 2005       3.00      2.00

These quotations reflect inter dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The Series E Preferred Stock of the Company is not traded on any exchange and there is no trading market for the Company Series E Preferred Stock.

DIVIDEND INFORMATION

No cash dividends have been declared or paid on the Company's Common Stock since the Company's inception. The Company has not paid, nor does it intend to pay, cash dividends on its Common Stock in the foreseeable future. We intend to retain earnings, if any, for the future operation and development of our business. The Company's dividend policy will be subject to any restrictions placed on it in connection with any debt offering or significant long-term borrowing.

Cash dividends of 12% per annum have been paid quarterly on the Company's Series E Preferred Stock since the date of issuance. As of December 31, 2005, a payable for the fourth quarter dividend was recorded as a component of accounts payable and accrued expenses on the balance sheet and there are no unpaid cumulative dividends.

RECENT SALES OF UNREGISTERED SECURITIES

On December 31, 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D ("US Exempt Offering") for a total of 797,623 units (each a "US Unit") at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company's common stock ("Common Stock") and one warrant, which expires on December 31, 2007 ("US Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company's counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements. Through March 20, 2006, the Company had accepted additional subscriptions in the aggregate amount of $100,000 for US Units. In addition, on December 31, 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the "Regulation S Offering") for a total of 1,272,750 units (each a "Regulation S Unit") at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 ("Regulation S Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company's counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements. Through March 20, 2006, the Company had accepted additional subscriptions in the aggregate amount of $80,000 for Regulation S Units.

In 2004, the Company conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the "Offering"). The Company offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit (each a Unit), with each such Unit consisting of one common share, one share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. The Company received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 Units through December 31, 2004 and the Offering was closed on the same date. Another 1,250,000 Units were issuable as of December 31, 2004 as a finder fee for services in connection with the Offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee. On April 28, 2005, the Company and all of the investors in the Offering as well as the two finders (collectively, the "Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, the Company and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants was from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to

PART II

May 17, 2005 as set out in the subscription agreements. In December 2005 the Board of Directors granted an extension to the exercise period until June 30, 2006. In August 2005, 800,000 warrants were exercised for $400,000 and in November 2005 300,000 warrants were exercised for $150,000. Through March 20, 2006, another 800,000 warrants were exercised for $400,000.

SHAREHOLDER INFORMATION

As of December 31, 2005, there were approximately 500 shareholders of record of the Company's Common Stock.

6.   MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION

The following discussion is intended to assist in an understanding of the Company's financial position and results of operations for each year of the two year periods ended December 31, 2005 and 2004. The financial statements and the notes thereto, which follow, contain detailed information that should be referred to in conjunction with the following discussion.

FINANCIAL OVERVIEW

Bayou City Exploration, Inc. (the Company) is a publicly traded, independent oil and gas company engaged in the drilling, exploration, development and production of oil and gas properties in Texas, Louisiana, Kentucky, and West Virginia. The Company has participated in 109 wells, of which 20 are presently productive. In addition to the 20 wells, there are 45 wells in four partnerships operated by Eagle Energy, Inc. See further discussion under "Developed Properties" regarding the partnership transfers.

Historically, the Company's major activity was sponsoring joint ventures and limited partnerships. In the past three years, however, the Company has been engaged in the oil and gas business primarily in the Gulf Coast of Texas and Louisiana, East Texas, and South Texas with some gas production in Kentucky and West Virginia. Another area of interest the Company is pursuing is in the Rocky Mountain region. The Company acquires direct interest in oil and gas leases. The interest includes both operated and non-operated working interest in exploratory and development wells. The Company intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a participant in oil and gas programs and as an independent producer of oil and gas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Financial Statements and Use of Estimates: In preparing financial statements, management is required to select appropriate accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Oil and Gas Activities: The accounting for upstream oil and gas activities (exploration and production) is subject to special accounting rules that are unique to the oil and gas business. There are two methods to account for oil and gas business activities, the successful efforts method and the full cost method. The Company has elected to use the successful efforts method. A description of our policies for oil and gas properties, impairment and direct expenses is located in Note 1 to our financial statements.

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

Engineering estimates of the Company's oil and gas reserves are made using all available geological and reservoir data, as well as production performance data, and these are inherently imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. There are authoritative guidelines regarding the engineering criteria that have to be met before estimated oil and gas reserves can be designated as "proved." Proved reserve estimates are updated at least annually and take into account recent production and technical information about each field. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. This change is considered a change in estimate for accounting purposes and is reflected on a prospective basis in related depreciation, depletion and amortization rates.

PART II

6.   MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL
     CONDITION--CONTINUED

CRITICAL ACCOUNTING POLICIES AND ESTIMATES-CONTINUED

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

Capitalized Prospect Costs: The Property and Equipment balance on the Company's balance sheets include oil and gas property costs that are excluded from capitalized costs being amortized. These amounts represent investments in undeveloped leasehold acreage and work-in-progress exploratory wells. The Company excludes these costs on a property-by-property basis until proved reserves are found, until the lease term expires or if it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if any of these conditions have occurred; if so, the capitalized amount is transferred to abandonment expense and recorded to the statement of operations.

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

RESULTS OF OPERATIONS

The Company reported a net loss of $1,752,000 in 2005, as compared to a net loss of $1,315,000 in 2004. The increase in the net loss is primarily due to a decrease in oil and gas revenue of $366,000 and an increase of G&A costs of $544,000 offset by an increase in prospect fee income of $197,000, an increase in management fee income of $190,000 and a decrease in direct operating expenses of $146,000. All these items are discussed in detail below. On a per share basis, which takes into account cash dividends paid on the Series E Preferred Stock, the Company had a net loss of $0.08 and $0.18 per share in 2005 and 2004, respectively. On December 31, 2004, there were an additional 13,750,000 common shares issued as a result of the 2004 private stock offering (discussed more fully under Section 5 on page 9) causing the weighted average outstanding shares to increase during 2005. As a result of the share increase, the net loss per share decreased in 2005 when compared to the 2004 net loss per share even though the net loss for 2005 increased over the 2004 net loss.

Operating Revenues: Operating revenues totaled $644,000 in 2005 which is a 3% increase from $624,000 in 2004. The small increase is the result of 2005 prospect fee income of $197,000 and 2005 management fee income of $190,000 offset by a decrease in oil and gas revenue of $366,000. Oil and gas sales declined as a result of production declines in some of the wells and several other wells ceasing production.

Direct Operating Costs: Direct operating costs for the producing oil and gas wells totaled $87,000 in 2005, a 63% decrease from the total of $233,000 in 2004. This decline is the result of a decrease in production taxes directly related to the decrease in production and a decrease in lease operating expenses due to several wells ceasing production in 2005.

Other Operating Expenses: Other operating expenses in 2005 increased to $808,000 from $773,000 in 2004. Dry hole and abandonment costs decreased $20,000, marketing costs increased $48,000 and exploration costs decreased by $55,000. Depreciation, depletion and amortization increased to $260,000 in 2005 from $214,000 in 2004. DDA increased mainly due to the recording of P&A retirement costs during 2005 which resulted in the recording of $36,000 in amortization expense. A $17,000 accretion expense, relating to the P&A retirement liability, was recorded during 2005 with no comparable amount in 2004.

General And Administrative Costs: General and administrative costs were $1,463,000 for 2005 and $919,000 for 2004. The major factor causing the increase is salary expense as the Company added three new members to its management team including a geophysicist and engineer.

Other Income, Net: Other expense was $38,000 in 2005 as compared to $15,000 in 2004. The increase is due to additional interest expense on the BR Group note executed in October 2004 and the January 2005 note with LandPro Corporation on the purchase of software.

PART II

6.   MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL
     CONDITION--CONTINUED

RESULTS OF OPERATIONS-CONTINUED

Income Taxes: The Company had no federal or state income tax benefit in 2005 or in 2004, as a result of its continued net loss. Based on the continued net losses, a full valuation allowance has been recorded against the deferred tax assets associated with the net operating loss carry forwards. At December 31, 2005, it is estimated that the Federal net operating loss carry forward (NOL) will be $5,074,000. As of December 31, 2004, the Company had $3,341,000 of Federal NOL remaining to reduce future taxable net income. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issue of the additional shares from the private stock placement. This rule will limit the NOL carry forward amount to $267,000 per year. These NOLs begin expiring in 2020 if not utilized.

BALANCE SHEET REVIEW

Assets: The Company's current assets increased to $2,289,000 at the end of 2005 from $1,676,000 at the end of 2004. This increase is mainly due to the increase in accounts receivable from working interest partners, including related parties, in the prospects and wells being operated by the Company. The Company's non-current assets increased by $1,076,000 at the end of 2005 to $1,735,000 as compared to $659,000 at the end of 2004. Capital expenditures of $1,304,000 in 2005 were offset by $29,000 in leasehold abandonment and DDA expense of $260,000.

Liabilities: The Company's liabilities increased to $1,493,000 at year-end 2005 from $614,000 at the end of 2004. There is $993,000 in accounts payable and advances from joint owners that is directly related to the $884,000 in accounts receivable. Cash to be received for A/R will be expended on the payables that are recorded. At December 31, 2005, there was a $390,000 note outstanding with BR Group as compared to $489,000 at December 31, 2004. The LandPro note at December 31, 2005 was $32,000. The long-term P&A Cost liability was $78,000 at December 31, 2005.

Stockholders' Equity: Total capital invested in the Company for Common and Series E Preferred Stock increased $2,589,000 to $11,441,000 at year-end 2005 from $8,851,000 at the end of 2004 due to the US Exempt Offering and the Regulation S Offering and the exercise of 1,100,000 warrants issued on December 31, 2004. After recording a net loss of $1,752,000 and paying dividends of $28,000 on its Series E Preferred Stock, the Company's accumulated deficit increased to $8,910,000 at December 31, 2005 from an accumulated deficit of $7,130,000 at December 31, 2004.

Capital Resources and Liquidity: The Company's current ratio (current assets / current liabilities) was 2.16 to 1 in 2005 and 9.69 to 1 in 2004. Such calculations include cash ($1,308,000 in 2005 and $1,466,000 in 2004), accounts receivable ($905,000 in 2005 and $205,000 in 2004), prepaid expenses ($76,000 in
2005 and $6,000 in 2004), accounts payable ($993,000 in 2005 and $126,000 in
2004) and current portion of long-term debt ($66,000 in 2005 and $48,000 in
2004). The change in the current ratio from 2005 to 2004 was due primarily to the increase in prospect generation and the beginning of drilling activity with our joint partners thereby creating payables to vendors, receiving cash advances from the joint owners and invoicing joint owners for their share of expenditures on the prospect and wells.

The Company's sources of cash during 2005 were the US Exempt Offering ($797,623) and the Regulation S Offering ($1,272,750), the exercise of warrants ($550,000), management fee ($190,000) and prospect fee ($197,000) revenue and oil and gas sales ($258,000). The primary sources of cash in 2004 were $2,474,000, net of expenses, received from the private placement stock offering as well as the sale of oil and gas production ($623,000) and short term advances from BR Group.

During 2005, the Company relied upon net inflows of cash generated by prospect and management fees, operating activities, and equity proceeds to fund its capital expenditures and operating activity. In 2004, the Company relied upon net inflows of cash generated by its operating activities, equity offering and short term advances from BR Group to fund the purchase of assets and its expansion. Management intends to fund further growth with current cash reserves, equity transactions, fees generated from prospect sales and potential cash flows from operations as a result of receiving a carried working interest on wells from the prospects sold.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. The Company has obtained a resolution from Blue Ridge Group, Inc., a related party and the major stockholder (see Note 3, Related Party, to financial statements), to provide the necessary financial support for the Company through at least January 1, 2007.

On December 31, 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D ("US Exempt Offering") for a total of 797,623 units (each a "US Unit") at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company's common stock ("Common Stock") and one warrant, which expires on December 31, 2007 ("US Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company's counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements. Through March 20, 2006, the Company had accepted additional subscriptions in the aggregate amount of $100,000 for US Units. In addition, on December 31, 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from

PART II

6.   MANAGEMENT'S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL
     CONDITION--CONTINUED

BALANCE SHEET REVIEW-CONTINUED

Capital Resources and Liquidity-Continued

an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the "Regulation S Offering") for a total of 1,272,750 units (each a "Regulation S Unit") at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 ("Regulation S Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company's counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements. Through March 20, 2006, the Company had accepted additional subscriptions in the aggregate amount of $80,000 for Regulation S Units.

In 2004, the Company conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the "Offering"). The Company offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit (each a Unit), with each such Unit consisting of one common share, one share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. The Company received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 Units through December 31, 2004 and the Offering was closed on the same date. Another 1,250,000 Units were issuable as of December 31, 2004 as a finder fee for services in connection with the Offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee. On April 28, 2005, the Company and all of the investors in the Offering as well as the two finders (collectively, the "Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, the Company and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants was from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements. In December 2005 the Board of Directors granted an extension to the exercise period until June 30, 2006. In August 2005, 800,000 warrants were exercised for $400,000 and in November 2005 300,000 warrants were exercised for $150,000. Through March 20, 2006, another 800,000 warrants were exercised for $400,000.

The Company entered into a "lifetime participation" membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 3-D data sets and 13,000 miles of 2-D data available, and the Company will generate drilling prospects from these data sets for the purpose of retaining a carried working interest and possibly participating in these prospects. Funds provided by the private, restricted stock offerings will allow the Company to add geoscientists, either as consultants or employees, to fully exploit this dataset and develop drilling opportunities. During the third quarter of 2004, the Company purchased a seismic software license for interpreting the Echo data and purchased three 3D computer workstations, along with office furniture, and these stations are fully operational.

As of December 31, 2005, the only contractual obligation, which is not recorded on the balance sheet, relates to the office lease in Houston, Texas. This operating lease expires on June 30, 2008 and calls for future minimum lease payments of $115,330 for 2006 and 2007 and $57,665 for 2008.

7.   FINANCIAL STATEMENTS

The response to this item is set forth herein in a separate section of this Report, beginning on Page F-1.

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

PART II

8B.  OTHER INFORMATION

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

          23.3 Consent of Independent Registered Public Accounting Firm

          31.1 Section 302 Certification of Chief Executive Officer's

          31.2 Section 302 Certification of Chief Financial Officer's

          32.1 Section 906 Certification of Chief Executive Officer

          32.2 Section 906 Certification of Chief Financial Officer

14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, which includes the required information. Such information is incorporated herein by reference.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas on March 30, 2006.

BAYOU CITY EXPLORATION, INC.


By: /s/ MORRIS T. HEWITT
    ---------------------------------
    MORRIS T. HEWITT
    Chief Executive Officer and
    President


By: /s/ NORMAN G. HAISLER, Jr.
    ---------------------------------
    NORMAN G. HAISLER, Jr.
    Senior Vice President-Finance
    and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and the dates indicated.

BAYOU CITY EXPLORATION, INC.,
REGISTRANT

Date: March 30, 2006


By: /s/ ROBERT D. BURR                  By: /s/ RONALD E. MITCHELL
    ---------------------------------       ------------------------------------
    ROBERT D. BURR                          RONALD E. MITCHELL
    Director, Chairman of the Board         Director


By: /s/ RICHARD M. HEWITT               By: /s/ HARRY J. PETERS
    ---------------------------------       ------------------------------------
    RICHARD M. HEWITT                       HARRY J. PETERS
    Director                                Director


By: /s/ GREGORY B. SHEA
    ---------------------------------
    GREGORY B. SHEA
    Director

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Stockholders of Bayou City Exploration, Inc.
Houston, Texas

We have audited the accompanying balance sheets of Bayou City Exploration, Inc. as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayou City Exploration, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Mountjoy & Bressler, LLP
Louisville, Kentucky
March 10, 2006


                          BAYOU CITY EXPLORATION, INC.

                                 BALANCE SHEETS

                                                                                  December 31
                                                                           -------------------------
                                                                               2005          2004
                                                                           -----------   -----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                               $ 1,307,747   $ 1,465,675
   Accounts receivable:
      Managed limited partnerships                                              21,505        15,365
      Related party                                                            218,961        22,354
      Trade and other                                                          664,555       167,400
   Prepaid expenses and other current assets                                    76,225         5,693
                                                                           -----------   -----------
         TOTAL CURRENT ASSETS                                                2,288,993     1,676,487
PROPERTY AND EQUIPMENT, NET                                                  1,727,483       651,654
OTHER NON-CURRENT ASSETS                                                         7,024         7,024
                                                                           -----------   -----------
         TOTAL ASSETS                                                      $ 4,023,500   $ 2,335,165
                                                                           ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                   $   433,762   $   125,545
   Accounts payable-related party                                               47,600            --
   AFE advances from JIB owners                                                511,525            --
   Current portion of long-term debt                                            65,896        47,523
                                                                           -----------   -----------
         TOTAL CURRENT LIABILITIES                                           1,058,783       173,068
LONG-TERM LIABILITY-P&A COSTS                                                   77,842            --
LONG-TERM DEBT                                                                 356,621       441,173
                                                                           -----------   -----------
         TOTAL LIABILITIES                                                   1,493,246       614,241
                                                                           -----------   -----------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)                                       --            --
STOCKHOLDERS' EQUITY
   Preferred Stock, $0.001 par value; 5,000,000 shares authorized;
      Series E 23,300 shares issued and outstanding at December 31, 2005
      and 2004 (liquidation preference of $233,000 in 2005 and 2004)                23            23
   Common Stock, $0.005 par value; 150,000,000 shares authorized;
      24,436,467 shares issued and outstanding at December 31, 2005 and
      21,266,094 shares issued and outstanding at December 31, 2004            122,182       106,331
   Additional paid-in capital                                               11,318,377     8,745,055
   Accumulated deficit                                                      (8,910,328)   (7,130,485)
                                                                           -----------   -----------
         TOTAL STOCKHOLDERS' EQUITY                                          2,530,254     1,720,924
                                                                           -----------   -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 4,023,500   $ 2,335,165
                                                                           ===========   ===========

                  See accompanying independent auditor's report
                        and notes to financial statements


                          BAYOU CITY EXPLORATION, INC.

                            STATEMENTS OF OPERATIONS

                                                              Year Ended December 31
                                                            -------------------------
                                                                2005          2004
                                                            -----------   -----------
OPERATING REVENUE
   Prospect fees from related parties                       $   120,000   $        --
   Prospect fees from others                                     76,668            --
   Management fees                                              190,000            --
   Oil and gas sales                                            257,632       623,644
                                                            -----------   -----------
      TOTAL OPERATING REVENUE                                   644,300       623,644
OPERATING COSTS AND OTHER EXPENSES
   Lease operating expenses                                      86,621       232,542
   Impairment, abandonment and dry hole costs                    29,235        49,417
   Exploration costs                                            454,197       509,333
   Depreciation, depletion and amortization                     259,796       213,872
   Accretion expense                                             17,050            --
   Marketing costs                                               48,130            --
   General and administrative costs                           1,463,126       918,796
                                                            -----------   -----------
      TOTAL OPERATING COSTS                                   2,358,155     1,923,960
                                                            -----------   -----------
      OPERATING LOSS                                         (1,713,855)   (1,300,316)
                                                            -----------   -----------
OTHER INCOME (EXPENSE)
   Interest and other, net                                      (38,028)      (14,565)
                                                            -----------   -----------
      LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES    (1,751,883)   (1,314,881)
INCOME TAX PROVISION                                                 --            --
                                                            -----------   -----------
      LOSS FROM CONTINUING OPERATIONS                        (1,751,883)   (1,314,881)
                                                            -----------   -----------
      NET LOSS                                               (1,751,883)   (1,314,881)
LESS SERIES E PREFERRED STOCK CASH DIVIDENDS                    (27,960)      (27,960)
                                                            -----------   -----------
      NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS          $(1,779,843)  $(1,342,841)
                                                            ===========   ===========
NET LOSS PER COMMON SHARE                                   $     (0.08)  $     (0.18)
                                                            ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                                         21,574,232     7,553,662
                                                            ===========   ===========

                  See accompanying independent auditor's report
                        and notes to financial statements


                          BAYOU CITY EXPLORATION, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Preferred Stock        Common Stock
                                                   ---------------   ---------------------
                                                   Shares   Amount     Shares      Amount
                                                   ------   ------   ----------   --------
BALANCE, JANUARY 1, 2004                           23,300     $23     7,516,094   $ 37,581
   Non-US Private Placement at $0.20 per share         --      --    13,750,000     68,750
                                                   ------     ---    ----------   --------
BALANCE, DECEMBER 31, 2004                         23,300      23    21,266,094    106,331
   2005 US Exempt Offering at $1.00 per share          --      --       797,623      3,988
   2005 Regulation S Offering at $1.00 per share       --      --     1,272,750      6,363
   Exercise of common stock warrants                   --      --     1,100,000      5,500
                                                   ------     ---    ----------   --------
BALANCE, DECEMBER 31, 2005                         23,300     $23    24,436,467   $122,182
                                                   ======     ===    ==========   ========

                                                      Additional     Accumulated
                                                   Paid-in Capital     Deficit        Total
                                                   ---------------   -----------   -----------
BALANCE, JANUARY 1, 2004                             $ 6,339,658     $(5,787,644)  $   589,618
   Non-US Private Placement at $0.20per share          2,431,250              --     2,500,000
   Stock issuance costs                                  (25,853)             --       (25,853)
   Dividends paid on preferred stock                          --         (27,960)      (27,960)
   Net loss                                                   --      (1,314,881)   (1,314,881)
                                                     -----------     -----------   -----------
BALANCE, DECEMBER 31, 2004                             8,745,055      (7,130,485)    1,720,924
   2005 US Exempt Offering at $1.00 per share            793,635              --       797,623
   2005 Regulation S Offering at $1.00 per share       1,266,387              --     1,272,750
   Stock issuance costs                                  (31,200)             --       (31,200)
   Exercise of common stock warrants                     544,500              --       550,000
   Dividends paid on preferred stock                          --         (27,960)      (27,960)
   Net loss                                                   --      (1,751,883)   (1,751,883)
                                                     -----------     -----------   -----------
BALANCE, DECEMBER 31, 2005                           $11,318,377     $(8,910,328)  $ 2,530,254
                                                     ===========     ===========   ===========

                  See accompanying independent auditor's report
                        and notes to financial statements


                          BAYOU CITY EXPLORATION, INC.

                            STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31
                                                           -------------------------
                                                               2005          2004
                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                $(1,751,883)  $(1,314,881)
   Adjustments to reconcile net loss to net cash flows
      used in operating activities:
         Depreciation, depletion and amortization              259,796       213,872
         Accretion expense                                      17,050            --
         Impairment, dry holes and abandonment losses           29,235        49,417
         Costs paid by related party                                --       140,497
         Changes in operating assets and liabilities:
            Accounts receivable-trade                         (503,295)       23,288
            Accounts receivable-related party                 (196,607)      (22,354)
            Prepaid expenses and other assets                  (70,532)       (5,693)
            AFE advances-JIB owners                            511,525            --
            Accounts payable-related party                      47,600            --
            Accounts payable and accrued expenses              308,217       (62,581)
                                                           -----------   -----------
      NET CASH USED IN OPERATING ACTIVITIES                 (1,348,894)     (978,435)
                                                           -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and computer equipment                (78,428)     (109,473)
   Purchase of oil and gas properties and equipment         (1,997,119)       (2,186)
   Reimbursement of oil and gas properties and equipment       771,479            --
                                                           -----------   -----------
      NET CASH USED IN INVESTING ACTIVITIES                 (1,304,068)     (111,659)
                                                           -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                 (108,274)       (6,000)
   Proceeds from long term debt                                 42,095            --
   Increase in related party advances                               --        44,326
   Proceeds from 2004 Non-US Private Placement                      --     2,500,000
   Proceeds from 2005 US Exempt Offering                       797,623            --
   Proceeds from 2005 Regulation S Offering                  1,272,750            --
   Proceeds from exercise of common stock warrants             550,000            --
   Stock issuance costs                                        (31,200)      (25,853)
   Dividends paid                                              (27,960)      (27,960)
                                                           -----------   -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES              2,495,034     2,484,513
                                                           -----------   -----------
NET (DECREASE) INCREASE IN CASH                               (157,928)    1,394,419
CASH, BEGINNING OF YEAR                                      1,465,675        71,256
                                                           -----------   -----------
CASH, END OF YEAR                                          $ 1,307,747   $ 1,465,675
                                                           ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest                                  $    38,028   $     9,863
                                                           ===========   ===========
   Cash paid for federal income taxes                      $        --   $        --
                                                           ===========   ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
   Initial recognition of asset retirement cost and
      related abandonment costs                            $    60,792   $        --
                                                           ===========   ===========

                  See accompanying independent auditor's report
                        and notes to financial statements


BAYOU CITY EXPLORATION, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Bayou City Exploration, Inc., (the Company), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name to Blue Ridge Energy, Inc. in May, 1996. In June 2005, the Company changed its name to Bayou City Exploration, Inc. The Company's principal office is located in Houston, Texas. The Company is engaged in the oil and gas business primarily in the Gulf Coast of Texas and Louisiana, East Texas, and South Texas with some gas production in Kentucky and West Virginia. The Company acquires direct interest in oil and gas leases. The interest includes both operated and non-operated working interest in exploratory and development wells. The Company intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a participant in oil and gas programs and as an independent producer of oil and gas. Since 2002, the Company has shifted its focus on oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, South Texas and East Texas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects.

The Company entered into a "lifetime participation" membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 3-D data sets and 13,000 miles of 2-D data available, and the Company will generate drilling prospects from these data sets for the purpose of retaining a carried working interest and possibly participating in these prospects. Funds provided by the private, restricted stock offerings will allow the Company to add geoscientists, either as consultants or employees, to fully exploit this dataset and develop drilling opportunities. During the third quarter of 2004, the Company purchased a seismic software license for interpreting the Echo data and purchased three 3D computer workstations, along with office furniture, and these stations are fully operational.

On December 31, 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D ("US Exempt Offering") for a total of 797,623 units (each a "US Unit") at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company's common stock ("Common Stock") and one warrant, which expires on December 31, 2007 ("US Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company's counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements. Through March 20, 2006, the Company had accepted additional subscriptions in the aggregate amount of $100,000 for US Units. In addition, on December 31, 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the "Regulation S Offering") for a total of 1,272,750 units (each a "Regulation S Unit") at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 ("Regulation S Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company's counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements. Through March 20, 2006, the Company had accepted additional subscriptions in the aggregate amount of $80,000 for Regulation S Units.

In 2004, the Company conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the "Offering"). The Company offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit (each a Unit), with each such Unit consisting of one common share, one share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. The Company received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 Units through December 31, 2004 and the Offering was closed on the same date. Another 1,250,000 Units were issuable as of December 31, 2004 as a finder fee for services in connection with the Offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee. On April 28, 2005, the Company and all of the investors in the Offering as well as the two finders (collectively, the "Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, the Company and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants was from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements. In December 2005 the Board of Directors granted an extension to the exercise period until June 30, 2006. In August 2005, 800,000 warrants were exercised for $400,000 and in November 2005 300,000 warrants were exercised for $150,000. Through March 20, 2006, another 800,000 warrants were exercised for $400,000.


BAYOU CITY EXPLORATION, INC.

DECEMBER 31, 2005 AND 2004

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

The Company suffered a net loss of approximately $1,752,000 in 2005 and had working capital of approximately $1,230,000 at December 31, 2005. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. The Company has obtained a resolution from Blue Ridge Group, Inc., a related party and the major stockholder (see Note 3, Related Party, to financial statements), to provide the necessary financial support for the Company through at least January 1, 2007. Management has taken significant steps designed to address the financial condition of the Company, to increase cash flows and to achieve improved operating results, principally by implementing its new business plan and having a successful US Exempt Offering and Regulation S Offering.

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

Share-Based Payment: Financial Accounting Standards Board Statement (FASB) 123(R), Share-Based Payment was issued in December 2004. This Statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in FASB Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This statement will be adopted for the first quarterly reporting period of 2006 beginning on January 1 using the modified prospective application. Under this method, only new awards and awards modified, repurchased, or cancelled after the required effective date will be subject to requirements of FAS 123(R). No restatement of prior periods will be necessary. From a determination made during the first quarter of 2006, it is estimated that the 2006 stock option expense will be $741,000. The actual expense for 2006 will depend on the number of options granted throughout the remainder of 2006.

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

In March 2005, the FASB issued Interpretation 47 Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB 143. This interpretation addresses contingent legal obligations and clarified that uncertainty of timing regarding resolution of a legal obligation does not preclude measurement of the liability at the time it is incurred. The Interpretation is effective for periods ending after December 15, 2005. This does not impact the Company's accounting for its plugging and abandonment costs.


BAYOU CITY EXPLORATION, INC.

DECEMBER 31, 2005 AND 2004

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

REVENUE RECOGNITION

Under the sales method, oil and gas revenue is recognized when produced and sold. Management fees are recognized under the accrual method and recorded when earned. Prospect fees charged under joint participation agreements are recorded after execution.

ACCOUNTS RECEIVABLE

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Management's assessment of the receivables indicate all will be collected and there is no provision made for bad debt. Receivables are reviewed quarterly, and if any are deemed uncollectible, they are written off as bad debts.

MANAGED LIMITED PARTNERSHIPS

Prior to 2004, the Company sponsored limited partnerships for which it serves as the Managing General Partner. The Company normally participated for 1% of the Limited Partnerships as the Managing General Partner. The Company follows the industry practice of pro rata consolidation of its investments in these partnerships. Accordingly, the Company records on its financial statements its pro rata share of the assets, liabilities, revenues and expenses of each partnership.

PROPERTY AND EQUIPMENT

Property and equipment (other than oil and gas) are stated at cost. Depreciation is recognized on the straight line method, after considering salvage value, over the estimated useful lives of the assets as follows:

          Computer Equipment and Software    5 years
          Furniture and Fixtures            10 years

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

The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company's wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At December 31, 2005, the Company had no costs capitalized pending determination, nor did it expense any costs during 2005 for costs that had exceeded the one-year determination period.


BAYOU CITY EXPLORATION, INC.

DECEMBER 31, 2005 AND 2004

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Prior to 2005, management determined that any future costs related to plugging and abandonment of producing wells would be substantially offset by the value of equipment removed from the well site and such estimates were immaterial to the financial statements. Therefore, no liability was recorded prior to 2005. Due to continued rising rig and fuel costs, a detailed estimate was made in the second quarter of 2005 to determine how these rising service costs would affect future plugging and abandonment costs. As a result of this analysis, management concluded that a liability should now be recorded within the financial statements under the provisions of SFAS 143 and recorded the following during 2005: 1) an asset of $61,000, 2) accumulated amortization and amortization expense of $36,000, 3) a long-term liability of $78,000 and 4) accretion expense of $17,000. These costs will be evaluated annually and adjusted accordingly under the guidelines of SFAS 143.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs, or carrying amount, of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%, in accordance with SFAS No. 69, "Disclosures about Oil and Gas Producing Activities," The following expected future prices were used in 2005 and 2004 to estimate future cash flows to assess properties for impairment.

Oil Price Per Bbl         2005               2004
-----------------   ---------------    ---------------
    Year 1          $58.20 - $58.20    $36.00 - $41.70
    Year 2           58.20 -  58.20     36.00 -  41.70
    Year 3           58.20 -  58.20     36.00 -  41.70
    Year 4           58.20 -  58.20     36.00 -  41.70
    Thereafter       58.20 -  58.20     36.00 -  41.70
    Maximum          58.20 -  58.20     36.00 -  41.70



BAYOU CITY EXPLORATION, INC.

DECEMBER 31, 2005 AND 2004

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

IMPAIRMENT OF LONG-LIVED ASSETS-CONTINUED

Gas Price Per Mcf        2005             2004
-----------------   --------------   -------------
    Year 1          $8.00 - $11.84   $5.00 - $7.26
    Year 2           8.00 -  11.84    5.00 -  7.26
    Year 3           8.00 -  11.84    5.00 -  7.26
    Year 4           8.00 -  11.84    5.00 -  7.26
    Thereafter       8.00 -  11.84    5.00 -  7.26
    Maximum          8.00 -  11.84    5.00 -  7.26

Oil and gas expected future price estimates were based on prices at each year-end. These prices were applied to production profiles of proved developed reserves at December 31, 2005 and 2004.

INCOME (LOSS) PER COMMON SHARE

The Company calculates basic earnings per common share ("Basic EPS") using the weighted average number of common shares outstanding for the period. The income available to common shareholders is computed after deducting dividends on the Series E Preferred Stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. As the Company recorded a loss in 2005 and 2004, common share equivalents outstanding would be anti-dilutive, therefore, have not been included in the weighted average shares outstanding. The following table provides the numerators and denominators used in the calculation of Basic EPS for the years ended December 31, 2005 and 2004:

                                                 2005          2004
                                             -----------   -----------
Loss from operations                         $(1,751,883)  $(1,314,881)
Less preferred stock dividends                   (27,960)      (27,960)
                                             -----------   -----------
Loss available to common stockholders        $(1,779,843)  $(1,342,841)
                                             ===========   ===========
Common stock outstanding for the full year    21,266,094     7,516,094
Weighted average of private stock issuance
   and exercise of warrants                      308,138        37,568
                                             -----------   -----------
Weighted average common shares outstanding    21,574,232     7,553,662
                                             ===========   ===========

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

                                                 2005         2004
                                             ----------   ----------
Net loss, as reported                        $1,751,883   $1,314,881
Stock based compensation                        991,850        3,844
                                             ----------   ----------
Pro forma net loss                           $2,743,733   $1,318,725
                                             ==========   ==========
Net loss attributable to common
   stockholders, as reported                 $1,779,843   $1,342,841
Stock based compensation                        991,850        3,844
                                             ----------   ----------
Pro forma net loss                           $2,771,693   $1,346,685
                                             ==========   ==========
Basic and diluted loss per common share,
   as reported                               $     0.08   $     0.18
                                             ==========   ==========
Basic and diluted loss per common share,
   pro forma                                 $     0.13   $     0.18
                                             ==========   ==========


BAYOU CITY EXPLORATION, INC.

DECEMBER 31, 2005 AND 2004

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

STOCK OPTIONS-CONTINUED

The fair value of each option grant to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                2005      2004
                              -------   --------
Risk free interest rate         4.20%     3.86%
Expected option life          5 years   10 years
Expected dividend yield           --        --
Volatility factor               0.99      1.02
Weighted average grant date
   fair value of options       $1.38     $0.31

The Company utilizes the guidelines of Staff Accounting Bulletin No. 107 (SAB
107) of the Securities and Exchange Commission relative to "plain vanilla" options in determining the expected term of option grants. SAB 107 permits the expected term of "plain vanilla" options to be calculated as the average of the option's vesting term and contractual period. The Company has used this method in determining the expected term of all options.

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

CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

The Company maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At December 31, 2005, the Company had $1,258,000 of cash balances that were uninsured.

ADVERTISING

The Company expenses advertising costs as these are incurred. For the years ended December 31, 2005 and 2004, these costs are included in the statement of operations as marketing costs.

INCOME TAXES

There is no provision for income taxes for the year ended December 31, 2005 and 2004. Income taxes are provided for under the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes," which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, therefore for financial reporting purposes, a valuation allowance of $2,024,000 and $1,357,000 has been recognized to offset the net deferred tax assets at December 31, 2005 and December 31, 2004, respectively. See Note 8 for additional information.

2.   AFFILIATED OIL AND GAS PARTNERSHIPS

Included in the Company's financial statements are contributions made to the various Company sponsored oil and gas partnerships. The Company has allocated, on a pro rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.

3.   RELATED PARTY TRANSACTIONS

A. COMMON STOCK TRANSACTIONS

As of December 31, 2005, there are 24,436,467 shares of common stock issued and outstanding. A total of 3,954,075 shares are held by Blue Ridge Group, Inc. and the remaining 20,482,392 shares are held by approximately 500 shareholders of record.


BAYOU CITY EXPLORATION, INC.

DECEMBER 31, 2005 AND 2004

3.   RELATED PARTY TRANSACTIONS-CONTINUED

B.   ADVANCES FROM/TO RELATED PARTIES

At the end of the third quarter of 2004, BR Group had advanced the Company approximately $640,000 during the previous 18 months to fund the on going business of the Company. In April 2003, the Company moved into new office space containing areas for expansion. Pending this expansion, the Company allowed BR Group to house some of their engineering and landman consultants in the excess space. During September 2004 the Company reviewed its records over these past 18 months to determine expenditures incurred in the Houston office by the Company on behalf of BR Group. The analysis showed that for this time period 50% of the office rent, telephone and office supplies and 100% of a contract administrative assistant costs were chargeable to BR Group resulting in approximately $140,000 billable to them. Both companies agreed to settle the outstanding cash advances and the office costs by applying the $140,000 against the $640,000 and establishing a $500,000 promissory note bearing interest at 7.95% for a term of eight years, with monthly payments of $7,056 for principal and interest. This note is secured by any and all oil and gas production income that the Company holds, now and future until the note has been paid in full. See Note 6 for more detail.

C.   MANAGEMENT FEE ARRANGEMENTS

BR Group provided various management, administrative, accounting and geological services for the Company at a rate of $10,000 per month, which was determined on a proportional basis because specific identification of expenses was not practical. Effective October 1, 2004, the $10,000 monthly charge by BR Group ceased. Both companies agreed that any costs incurred on behalf of the other will be billed in the following month with a cash settlement for the balance due. At December 31, 2005, BR Group owed the Company $7,463 for office costs and $211,498 for prospect leasehold costs chargeable under the various participation agreements entered into between the two companies which were invoiced during December 2005. At December 31, 2005, the Company owed BR Group $47,600 for administrative and consultant costs incurred on its behalf during 2005. During 2005, the Company reimbursed BR Group $88,063 for administrative costs incurred on its behalf, while the Company charged BR Group $170,383 for office and administrative costs. The charge and credit are both recorded as general and administrative costs.

During 2005, BR Group entered into three separate joint participation agreements with the Company. BR Group would pay the Company a prospect fee and reimburse the Company for leasehold costs expended and for costs incurred to drill the initial well on the prospect. At the casing point election, the Company would be entitled to own 25% of the interest owned by BR Group. BR Group also entered into one other agreement where the Company would only be entitled to 8% of the interest owned by BR Group. The well drilled on this prospect was a dry hole in October 2005. During 2005, BR Group paid a total of $120,000 in prospect fees which is reported as revenue on the income statement.

4.   PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

                                          December 31
                                   ------------------------
                                       2005         2004
                                   -----------   ----------
Proved oil and gas properties      $ 1,539,713   $1,478,921
Investment in partnerships             481,573      481,573
Unproved oil and gas properties      1,196,405           --
Furniture and computer equipment       294,900      216,472
   Total property and equipment    $ 3,512,591   $2,176,966
                                   -----------   ----------
Less accumulated depletion,
   depreciation and amortization    (1,141,559)    (881,763)
Less impairment                       (643,549)    (643,549)
                                   -----------   ----------
   Net property and equipment      $ 1,727,483   $  651,654
                                   ===========   ==========

Depreciation, depletion and amortization expense was $259,796 and $213,872 during the years ended 2005 and 2004, respectively.

During 2005 and 2004, the Company provided for abandonment and dry hole costs of $29,235 and $49,417, respectively. The abandonment expense was for undeveloped leases that had expired and for costs incurred in areas where no leases were acquired.


BAYOU CITY EXPLORATION, INC.

DECEMBER 31, 2005 AND 2004

5.   SEISMIC LICENSE

The Company entered into a "lifetime participation" membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 3-D data sets and 13,000 miles of 2-D data available, and the Company will generate drilling prospects from these data sets for the purpose of retaining a carried working interest and possibly participating in these prospects. Funds provided by the private, restricted stock offerings will allow the Company to add geoscientists, either as consultants or employees, to fully exploit this dataset and develop drilling opportunities. During the third quarter of 2004, the Company purchased a seismic software license for interpreting the Echo data and purchased three 3D computer workstations, along with office furniture, and these stations are fully operational.

This seismic license and any related "prospecting costs" such as geological and geophysical (G&G) consulting and G&G studies are defined as Exploration Costs under FASB Statement 19 and such expenditures are to be expensed as incurred. During 2005 and 2004, $454,000 and $509,000, respectively, was incurred for exploration costs and charged to expense.

6.   LONG TERM DEBT

As discussed in Note 3, the Company entered into a promissory note with BR Group dated October 1, 2004 that matures on October 1, 2012 and had a balance of $390,172 at December 31, 2005. On January 1, 2005, the Company entered into a four year note that matures on December 1, 2008 with LandPro Corporation to acquire land and lease software. The original principal of $42,095 bears a 5% interest rate with a monthly payment of $970 and had a $32,345 balance at December 31, 2005. Principal payments due on long-term notes payable for the years subsequent to December 31, 2005 are as follows:

Year ending
-----------
   2006                       $ 65,896
   2007                         71,009
   2008                         76,528
   2009                         70,580
   2010                         76,400
   Thereafter                   62,104
                              --------
   Total principal payments   $422,517
                              ========

7.   OPERATING LEASE

The Company entered into an operating lease for its administrative office in Houston, Texas on April 1, 2003. The lease expires on June 30, 2008 and calls for future minimum lease payments of $115,330 for 2006 and 2007 and $57,665 for 2008. Total rental expense was approximately $116,000 and $113,000 for 2005 and 2004, respectively.

8.   INCOME TAXES

The tax effect of significant temporary differences representing the net deferred tax liability at December 31, were as follows:

                                               2005          2004
                                           -----------   -----------
Net operating loss carry forward           $ 1,927,961   $ 1,264,754
Intangible drilling costs                     (371,372)     (341,288)
Depletion, depreciation and amortization       467,207       433,494
Valuation allowance                         (2,023,796)   (1,356,960)
                                           -----------   -----------
Net deferred tax liability                 $        --   $        --
                                           ===========   ===========

The Company recorded $-0- as income tax expense for the years ended December 31, 2005 and 2004, as a result of the net loss recognized in each of these years. Further, an income tax benefit was not recognized in either of the years due to the uncertainty of the Company's ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.


BAYOU CITY EXPLORATION, INC.

DECEMBER 31, 2005 AND 2004

8.   INCOME TAXES-CONTINUED

The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

                                                   2005                  2004
                                           -------------------   -------------------
                                             Amount    Percent     Amount    Percent
                                           ---------   -------   ---------   -------
Income tax benefit computed at the
   statutory rate                          $ 595,640     34.0%   $ 447,060     34.0%
Increase (reduction) in tax benefit
   resulting from:
   State and local income taxes, net of
   federal tax effect                         70,075      4.0       52,595      4.0
   Permanent items                            (3,675)    (0.2)      (1,204)    (0.1)
   Valuation allowance                      (662,040)   (37.8)    (498,451)   (37.9)
                                           ---------    -----    ---------    -----
Income tax benefit                         $      --       --    $      --       --
                                           =========    =====    =========    =====

At December 31, 2004, the Company had a net operating loss carry forward of approximately $3,341,000 to offset future taxable income. These net operating loss carry forwards will begin expiring in 2020 unless utilized sooner. The Company has estimated a net operating loss carry forward of $5,074,000 as of December 31, 2005. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issuance of the additional shares from the private stock placement. This rule will limit the NOL carry forward amount on the NOL balance at December 31, 2004 to $267,000 per year.

9.   COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Neither the Company nor any of its properties is subject to any material pending legal proceedings. From time to time, the Company may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of the Company.

CONTINGENCIES

The Company's drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, the Company maintains general and umbrella liability insurance coverage of approximately $10 million per occurrence and in the aggregate. The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations. As of December 31, 2005, the Company had no significant customers or suppliers, other than BR Group, which could have a significant adverse effect on the Company's operations.

10.  STOCKHOLDERS' EQUITY

The Company is authorized to issue two classes of stock that are designated as common and preferred stock. On October 8, 2004, a Special Meeting of Stockholders was held requesting the approval of an Amendment to the Company's Articles of Incorporation to increase the authorized shares of Common Stock from 20,000,000 shares to 150,000,000 shares. The amendment was approved at the Special Meeting of Stockholders. This increase was necessary for the Company to have a sufficient number of shares for its stock issues as discussed in Note 1. As of December 31, 2005, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.


BAYOU CITY EXPLORATION, INC.

DECEMBER 31, 2005 AND 2004

10.  STOCKHOLDERS' EQUITY-CONTINUED

SERIES E PREFERRED STOCK

In June 2002, the Company authorized the issuance and sale of 750,000 shares of Series E Preferred Stock, which has a par value of $0.001 per share at $10.00 per share. The Series E Preferred Stock bears a 12% per annum dividend payable quarterly and a participating dividend equal to 3% of the net profits from the oil and gas properties acquired with the proceeds of the offering, also payable quarterly. The proceeds from the offering, after deducting expenses, were used to drill three dry holes in September 2002, October 2002 and February 2003; therefore, no participating dividends will be payable to stockholders. Each share of the Series E Preferred Stock shall be converted automatically into five shares of common stock five years after the closing of the offering, or at such time as the Company's registered common stock has traded at $12.50 per share average for a 30 day period, but in any event no earlier than three years after the final closing of the offering, which was December 31, 2002.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the existing holders of Series E Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of common stock, the amount of $10.00 per share plus all unpaid dividends on each share of Series E Preferred Stock then held by the shareholder.

STOCK OPTIONS

On August 8, 2001, the shareholders of the Company approved the Blue Ridge Energy Stock Option Plan (the 2001 Plan) which allows for the granting of stock options to eligible employees and directors. The stock option plans originally authorized the issuance to officers, directors, and key employees of up to 1,000,000 options to purchase shares of common stock at the fair value of the common stock on the date of grant. These options generally become exercisable 33% annually beginning on the date of grant and expire not later than ten years from the date of grant. The 2001 Plan allows for the options available for granting to increase at 10% of the additional shares outstanding. In 2002, the available stock options were increased by 144,580 shares when there were an increase in common shares issued. The Non-U.S. Regulation S Offering in 2004 increased the authorized stock option grants by another 1,375,000 under the plan's provisions.

On February 22, 2005, the Board of Directors adopted the "Blue Ridge Energy, Inc. 2005 Stock Option and Incentive Plan" (the 2005 Plan). The purposes of the 2005 Plan are to (i) attract and retain the best available personnel for positions of responsibility within the Company, (ii) provide additional incentives to employees of the Company, (iii) provide directors, consultants and advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continuance of service to the Company and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company's business and increases in shareholder value, and (iv) generally to promote the success of the Company's business and the interests of the Company and all of its stockholders, through the grant of options to purchase shares of the Company's Common Stock and other incentives. Incentive benefits granted hereunder may be either Incentive Stock Options, Non-qualified Stock Options, stock awards, Restricted Shares, cash awards or other incentives determined by the board, as such terms are hereinafter defined. The types of options or other incentives granted shall be reflected in the terms of written agreements. Subject to adjustments upon changes in capitalization or merger, the maximum aggregate number of shares which may be optioned and sold or otherwise awarded under the 2005 Plan is seven million (7,000,000) common shares. Any common shares available for grants and awards at the end of any calendar year shall be carried over and shall be available for grants and awards in the subsequent calendar year. The Board of Directors has all power to administer the 2005 Plan and is the body responsible for the Plan. The 2005 Plan will terminate on February 22, 2015.

Under the employment agreement with the former CEO and President, the Company granted 20,000 stock options on March 1, 2005 and 20,000 stock options on March 1, 2004 under the 2001 Plan.

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


BAYOU CITY EXPLORATION, INC.

DECEMBER 31, 2005 AND 2004

10.  STOCKHOLDERS' EQUITY--CONTINUED

STOCK OPTIONS-CONTINUED

During 2005, the Company entered into employment contracts with the four senior officers granting stock options at the end of each anniversary date of the employment contract. On March 28, 2005, 20,000 stock options were granted that vest 50% after one year of service and 50% after two years of service. On April 25, 2005, 200,000 stock options were granted that vest as follows: a) after the first and second year of service, 25,000 options vest each year and b) after the third, fourth and fifth year of service, 50,000 options vest each year. On April 25, 2005, 20,000 stock options were granted that vest 50% after one year of service and 50% after two years of service. On July 1, 2005, 10,000 stock options were granted that vest after one year of service. The exercise price under all the employment contracts is $0.50 per share and the term of the option grants will be ten years from the date of grant.

The Company accounts for both plans in accordance with APB 25. Accordingly, the Company has not recognized compensation expense for stock options granted as the exercise price was determined to be equal to or above the fair value of the common stock.

A summary of stock option activity follows:

                          Option Shares                   Weighted-
                          Available for     Options     Average Price
                              Grant       Outstanding     Per Share
                          -------------   -----------   -------------
December 31, 2003              55,830      1,088,750        $0.67
   Authorized               1,375,000             --           --
   Granted                    (20,000)        20,000         0.47
   Forfeited                  237,500       (237,500)        0.67
   Exercised                       --             --           --
                           ----------      ---------        -----
December 31, 2004           1,648,330        871,250        $0.67
   Authorized-2005 Plan     7,000,000             --           --
   Granted-2001 Plan          (20,000)        20,000         0.47
   Granted-2005 Plan       (4,567,500)     4,567,500         1.05
   Forfeited                       --             --           --
   Exercised                       --             --           --
                           ----------      ---------        -----
December 31, 2005           4,060,830      5,458,750        $0.99
                           ==========      =========        =====

The weighted average remaining contractual life of shares outstanding at December 31, 2005 is 4.66 years. The exercise price of the options ranges from $0.30 to $2.25.

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

On January 1, 2006, the Board of Directors granted stock options to purchase 400,000 shares to an officer of the Company with an exercise price of $2.00 per share and the option period to commence from date of grant and terminating five years from date of grant. These options vest 20% on each anniversary thereafter.


BAYOU CITY EXPLORATION, INC.

DECEMBER 31, 2005 AND 2004

10.  STOCKHOLDERS' EQUITY--CONTINUED

COMMON STOCK WARRANTS

In September 2001, the Company issued 190,000 warrants, with varying prices and forfeiture clauses, for the purchase of Common Stock in connection with the sale of units in the Blue Ridge Development Plus 2000 Limited Partnership. At December 31, 2003, 126,666 warrants were exercisable through September 2004 at an exercise price of $6.00. None of these warrants were exercised during 2004 or 2005 and all expired on January 31, 2005.

In conjunction with the issuance of the Series E Preferred Stock one common stock warrant was issued for each share of Series E Preferred Stock issued. These 23,300 warrants expired on December 31, 2005. The Company entered into a Managing Dealer Agency Agreement for the brokering of the Series E Preferred Stock, which called for the issuance of warrants based on the number of shares issued. On August 30, 2002 and December 26, 2002, the Company issued 12,000 warrants to two dealers. These warrants expire five years from the date of issuance and call for an exercise price of $0.40 per share, which was the trading price of the common stock on the dates of issuance. Based upon the Company's Black-Scholes evaluation, the fair value of the above warrants is insignificant.

As explained under Note 1, there were 13,750,000 warrants issued in conjunction with the 2004 private placement offering. During 2005, 1,100,000 warrants were exercised and the exercise period was extended to June 30, 2006.

Also, explained under Note 1 for the 2005 US Exempt Offering there were 797,623 warrants issued and under the Regulation S Offering there were 1,272,750 warrants issued.

The following table discloses warrants issued and outstanding as of December 31, 2005. All warrants expire at the end of the exercisable period. These warrants have not been registered with the SEC and accordingly, are restricted from sale under Rule 144 or Regulation S.

                             AGGREGATE AMOUNT           DATE FROM            PRICE AT          ISSUED IN
        TITLE OF               OF SECURITIES         WHICH WARRANTS       WHICH WARRANTS    CONNECTION WITH
  ISSUE OF SECURITIES     CALLED FOR BY WARRANTS     ARE EXERCISABLE     ARE EXERCISABLE    WARRANTS ISSUED
  -------------------     ----------------------   ------------------   -----------------   -----------------
Common.................            23,300           December 31, 2002   $4.00 for 1 share
Stock Warrants.........          Warrants                through                of               Series E
                                                    December 31, 2005      Common Stock      Preferred Stock

Common.................            12,000           August 30, 2002 &
Stock Warrants.........          Warrants           December 26, 2002
                                                         through        $0.40 for 1 share
                                                     August 30, 2007            of               Series E
                                                    December 26, 2007      Common Stock      Preferred Stock

Series I...............        11,400,000           December 31, 2004   $0.50 for 1 share      2004 Private
Stock Warrants.........          Warrants                through                of              Placement
                                                      June 30, 2006        Common Stock

Finder Fee.............         1,250,000           December 31, 2004   $0.50 for 1 share      2004 Private
Stock Warrants.........          Warrants                through                of              Placement
                                                      June 30, 2006        Common Stock

Series K...............           797,623           December 31, 2005   $1.75 for 1 share     2005 US Exempt
Stock Warrants.........          Warrants                through                of               Offering
                                                    December 31, 2007      Common Stock

Series L...............         1,272,750           December 31, 2005   $1.75 for 1 share   2005 Regulation S
Stock Warrants.........          Warrants                through                of               Offering
                                                    December 31, 2007      Common Stock


BAYOU CITY EXPLORATION, INC.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES (UNAUDITED)

COSTS INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION AND DEVELOPMENT
ACTIVITIES:

                                            December 31
                                       --------------------
                                          2005        2004
                                       ----------   --------
Acquisition of properties
   Proved                              $       --   $     --
   Unproved                             1,215,869      1,695
Exploration costs                         463,968    509,333
Development costs                              --        491
                                       ----------   --------
      Total oil and gas acquisitions   $1,679,837   $511,519
                                       ==========   ========

CAPITALIZED COSTS OF OIL AND GAS PROPERTIES:

                                          December 31
                                   -------------------------
                                       2005          2004
                                   -----------   -----------
Proved oil and gas properties      $ 1,539,713   $ 1,478,921
Investment in partnerships             481,573       481,573
Unproved oil and gas properties      1,196,405            --
                                   -----------   -----------
   Total oil and gas properties      3,217,691     1,960,494
Less accumulated depreciation,
   depletion and amortization       (1,702,727)   (1,488,919)
                                   -----------   -----------
      Net oil and gas properties   $ 1,514,964   $   471,575
                                   ===========   ===========

RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES:

                                                                           December 31
                                                                      ---------------------
                                                                         2005        2004
                                                                      ---------   ---------
Oil and gas sales                                                     $ 225,200   $ 587,110
Oil and gas sales from partnerships                                      32,432      36,534
Production costs                                                        (86,621)   (232,542)
Accretion Expense                                                       (17,050)         --
Exploration, abandonment and dry hole expenses                         (483,432)   (558,750)
Depreciation, depletion and amortization and valuation provision       (213,808)   (189,195)
                                                                      ---------   ---------
   Net operating loss from oil and gas activity before income taxes    (543,279)   (356,843)
Income tax effect                                                            --          --
                                                                      ---------   ---------
Results of operations from oil and gas producing activities
   (excluding corporate overhead and financing cost)                  $(543,279)  $(356,843)
                                                                      =========   =========

PROVED OIL AND GAS RESERVE QUANTITIES

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


BAYOU CITY EXPLORATION, INC.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES (UNAUDITED)

PROVED OIL AND GAS RESERVE QUANTITIES--CONTINUED

                                Oil (Bbls)   Gas (Mcf)
                                ----------   ---------
Reserves, December 31, 2003       16,611       390,052
   Revisions                       3,142      (125,710)
   Sale of minerals in place          --            --
   Discoveries and extensions         --        11,392
   Production                     (4,898)      (77,954)
                                 -------     ---------
Reserves, December 31, 2004       14,855       197,780
   Revisions                      (7,022)      (85,206)
   Sale of minerals in place          --            --
   Discoveries and extensions     28,236     1,479,000
   Production                     (1,301)      (29,184)
                                 -------     ---------
Reserves, December 31, 2005       34,768     1,562,390
                                 =======     =========

Proved developed reserves
   December 31, 2003              16,611       363,052
                                 =======     =========
   December 31, 2004              14,855       197,780
                                 =======     =========
   December 31, 2005               6,532        83,390
                                 =======     =========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS No. 69:

                                                                  December 31
                                                           ------------------------
                                                               2005         2004
                                                           -----------   ----------
Future cash inflows                                        $14,660,558   $1,753,314
Future development costs                                      (309,221)     (18,910)
Future production costs                                     (1,592,784)    (520,106)
Future income taxes                                         (1,742,788)     (10,220)
                                                           -----------   ----------
Future net cash flows                                      $11,015,765   $1,204,078
10% annual discount for estimated timing of cash flow       (3,252,394)    (250,463)
                                                           -----------   ----------
Standardized measure of discounted future net cash flows   $ 7,763,371   $  953,615
                                                           ===========   ==========

                                                                                           December 31
                                                                                     -----------------------
                                                                                        2005         2004
                                                                                     ----------   ----------
Changes in standardized measure of discounted future net cash flows:
Standardized measure of discounted future net cash flows (beginning)                 $  953,615   $1,438,980
Sales of oil and gas, net of production costs                                          (171,011)    (391,102)
Net changes in prices, net of production cost                                           480,852       33,349
Revisions of previous quantity estimates                                               (702,335)    (344,794)
Change in future income taxes                                                          (865,603)       8,701
Accretion of discount                                                                    96,384      145,619
Discoveries and extensions, net of production and development costs                   8,102,576       52,996
Sales of reserves in place                                                                   --           --
Changes in future development costs                                                       2,728       10,732
Development costs incurred during the period that reduced future development costs           --           --
Changes in production rates and other                                                  (133,835)        (866)
                                                                                     ----------   ----------
Standardized measure of discounted future net cash flows (ending)                    $7,763,371   $  953,615
                                                                                     ==========   ==========


BAYOU CITY EXPLORATION, INC.

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


