Form 10QSB
period 2006-03-31
BAYOU CITY EXPLORATION, INC.
filed 2006-05-15
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

               10777 WESTHEIMER ROAD, SUITE 170, HOUSTON, TX 77042
                    (Address of Principal Executive Offices)

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

                                 Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,717,801 shares of common stock as of May 10, 2006 and 23,300 shares of Series E Preferred Stock as of May 10, 2006.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 Yes [ ] No [X]

================================================================================

        INDEX                                                                         NUMBER
        -----                                                                         ------
                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        FINANCIAL STATEMENTS OF REGISTRANT

        BALANCE SHEETS AS OF MARCH 31, 2006 AND DECEMBER 31, 2005                          3
        STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005        4
        STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005        5
        NOTES TO FINANCIAL STATEMENTS                                                   6-14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS                             15-19

ITEM 3. CONTROLS AND PROCEDURES                                                           20

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                 21
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                       21
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                   21
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               21
ITEM 5. OTHER INFORMATION                                                                 21
ITEM 6. EXHIBITS                                                                          21
SIGNATURE                                                                                 22

                          BAYOU CITY EXPLORATION, INC.
                                 BALANCE SHEETS

                                                                                 MARCH 31,    DECEMBER 31,
                                                                                   2006           2005
                                                                               -----------   -------------
                                                                               (UNAUDITED)
                                   ASSETS

CURRENT ASSETS:
   Cash                                                                        $ 1,609,806    $ 1,307,747
   Accounts receivable:
      Managed limited partnerships                                                  21,802         21,505
      Related parties                                                               15,464        218,961
      Trade and other                                                              509,345        664,555
                                                                               -----------    -----------
   Prepaid expenses and other current assets                                       127,855         76,225
      TOTAL CURRENT ASSETS                                                       2,284,272      2,288,993
PROPERTY AND EQUIPMENT, NET                                                      1,819,004      1,727,483
OTHER NONCURRENT ASSETS                                                              7,024          7,024
                                                                               -----------    -----------
      TOTAL ASSETS                                                             $ 4,110,300    $ 4,023,500
                                                                               ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                       $   522,052    $   433,762
   Accounts payable-related parties                                                  8,000         47,600
   AFE advances from JIB owners                                                    587,904        511,525
   Current portion of long term debt                                                65,896         65,896
                                                                               -----------    -----------
      TOTAL CURRENT LIABILITIES                                                  1,183,852      1,058,783
LONG TERM LIABILITY-P&A COSTS                                                       78,842         77,842
LONG TERM DEBT                                                                     340,606        356,621
                                                                               -----------    -----------
      TOTAL LIABILITIES                                                          1,603,300      1,493,246
                                                                               -----------    -----------
COMMITMENTS AND CONTINGENCIES                                                           --             --
STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series E
      23,300 shares issued and outstanding at March 31, 2006 and
      December 31, 2005 (liquidation preference of $233,000
      at March 31, 2006 and December 31, 2005)                                          23             23
   Common Stock, $0.005 par value; 150,000,000 shares authorized; 25,717,801 shares issued and outstanding at March 31, 2006 and 24,436,467
      shares issued and outstanding at December 31, 2005                           128,589        122,182
   Additional paid-in capital                                                   12,144,120     11,318,377
   Accumulated deficit                                                          (9,765,732)    (8,910,328)
                                                                               -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                                                 2,507,000      2,530,254
                                                                               -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 4,110,300    $ 4,023,500
                                                                               ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                          BAYOU CITY EXPLORATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 -------------------------
                                                                     2006          2005
                                                                 -----------   -----------
OPERATING REVENUES:
   Prospect fees from others                                     $    16,666   $        --
   Management fees                                                    40,000            --
   Oil and gas sales                                                  36,474       125,398
                                                                 -----------   -----------
      TOTAL OPERATING REVENUES                                        93,140       125,398
                                                                 -----------   -----------
OPERATING COSTS AND EXPENSES:
   Lease operating expenses                                           13,159        52,502
   Exploration costs                                                  84,957       149,505
   Depreciation, depletion and amortization                           53,868        55,957
   Accretion expense                                                   1,000            --
   Stock-based compensation expense                                  252,150            --
   Advertising and marketing costs                                   102,035            --
   General and administrative costs                                  426,326       167,805
                                                                 -----------   -----------
      TOTAL OPERATING COSTS                                          933,495       425,769
                                                                 -----------   -----------
OPERATING LOSS                                                      (840,355)     (300,371)
                                                                 -----------   -----------
OTHER EXPENSE:
   Interest Expense                                                    8,059        10,153
                                                                 -----------   -----------
      LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           (848,414)     (310,524)
INCOME TAX PROVISION                                                      --            --
                                                                 -----------   -----------
      NET LOSS                                                   $  (848,414)  $  (310,524)
                                                                 -----------   -----------
      SERIES E PREFERRED STOCK CASH DIVIDENDS                         (6,990)       (6,990)
                                                                 -----------   -----------
      NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS               $  (855,404)  $  (317,514)
                                                                 ===========   ===========
      NET LOSS PER COMMON SHARE                                  $     (0.03)  $     (0.01)
                                                                 ===========   ===========
Weighted Average Common Shares Outstanding - Basic and Diluted    25,091,373    21,266,094
                                                                 ===========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                          BAYOU CITY EXPLORATION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2006         2005
                                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                   $ (848,414)  $ (310,524)
   Adjustments to reconcile net loss to net cash flows from
      operating activities:
      Depreciation, depletion and amortization                    53,868       55,957
      Accretion expense                                            1,000           --
      Stock-based compensation expense                           252,150           --
      Change in operating assets and liabilities:
         Accounts receivable-trade                               154,913       24,376
         Accounts receivable-related party                       203,497      (61,155)
         Prepaid expenses and other assets                       (51,630)     (25,162)
         AFE advances-JIB owners                                  76,379           --
         Accounts payable-related party                          (39,600)          --
         Accounts payable and accrued liabilities                 88,290      119,337
                                                              ----------   ----------
      NET CASH USED IN OPERATING ACTIVITIES                     (109,547)    (197,171)
                                                              ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and computer equipment                   (8,742)     (47,087)
   Purchase of oil and gas properties                           (294,719)     (61,915)
   Reimbursement of oil and gas properties                       158,072           --
                                                              ----------   ----------
      NET CASH USED IN INVESTING ACTIVITIES                     (145,389)    (109,002)
                                                              ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt                                       --       42,095
   Payments on long term debt                                    (16,015)     (13,922)
   Proceeds from 2005 US exempt offering                         100,000           --
   Proceeds from 2005 Regulation S offering                       80,000           --
   Proceeds from exercise of common stock warrants               400,000           --
   Dividends paid                                                 (6,990)      (6,990)
                                                              ----------   ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  556,995       21,183
                                                              ----------   ----------
      NET INCREASE (DECREASE) IN CASH                            302,059     (284,990)
CASH AT BEGINNING OF PERIOD                                    1,307,747    1,465,675
                                                              ----------   ----------
CASH AT END OF PERIOD                                         $1,609,806   $1,180,685
                                                              ==========   ==========

                   The accompanying notes are an integral part
                         of these financial statements.

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-KSB of the Registrant for its fiscal year ended December 31, 2005 and subsequent filings with the Securities and Exchange Commission.

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

On December 31, 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D ("US Exempt Offering") for a total of 797,623 units (each a "US Unit") at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company's common stock ("Common Stock") and one warrant, which expires on December 31, 2007 ("US Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company's counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements. Through March 31, 2006, the Company had accepted additional subscriptions in the aggregate amount of $100,000 for US Units. In addition, on December 31, 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the "Regulation S Offering") for a total of 1,272,750 units (each a "Regulation S Unit") at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 ("Regulation S Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company's counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements. Through March 31, 2006, the Company had accepted additional subscriptions in the aggregate amount of $80,000 for Regulation S Units.

In 2004, the Company conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the "Offering"). The Company offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit (each a Unit), with each such Unit consisting of one common share, one share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. The Company received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 Units through December 31, 2004 and the Offering was closed on the same date. Another 1,250,000 Units were issuable as of December 31, 2004 as a finder fee for services in connection with the Offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee. On April 28, 2005, the Company and all of the investors in the Offering as well as the two finders (collectively, the "Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, the Company and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants is from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements. In December 2005 the Board of Directors granted an extension to the exercise

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

period until June 30, 2006. In August 2005, 800,000 warrants were exercised for $400,000 and in November 2005 300,000 warrants were exercised for $150,000. Through March 31, 2006, another 800,000 warrants were exercised for $400,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. The Company has obtained a resolution from Blue Ridge Group, Inc., a related party and the major stockholder (see Note 3, "Related Party Transactions", to financial statements), to provide the necessary financial support for the Company through at least April 1, 2007.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Share-Based Payment: Financial Accounting Standards Board Statement (FASB) 123(R), Share-Based Payment was issued in December 2004. This Statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in FASB Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This statement is being adopted for the first quarterly reporting period of 2006 beginning on January 1 using the modified prospective method. Under this method, only new awards and awards modified, repurchased, or cancelled after the required effective date will be subject to requirements of FAS 123(R). No restatement of prior periods will be necessary. Additional, compensation expense will be recorded for any award with a grant date prior to January 1, 2006 for which the requisite service has not been performed. Reference the footnote on "Stock Options" for a detail explanation of the effect on the Company's financial statements.

In April 2005, the FASB issued FSP FAS 19-1 Accounting For Suspended Well Costs. The FASB Staff concluded that well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify completion as a producing well and the company is making progress assessing reserves and the economic viability of the project. In effect, the Staff concluded that the 1-year period for assessing reserves as proved be waived provided that the two criteria discussed above are consistently met. The FSP was effective for the first interim period beginning after April 4, 2005. This FSP has had no impact on the Company's financial statements.

In July 2005, the FASB issued FSP SOP 78-9-1 Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5. The FASB amended SOP 78-9 so that guidance in determining when a general partner controls a limited partnership is consistent with guidance provided in EITF Issue No. 04-5. This FSP was effective after June 29, 2005 for all newly formed partnerships and for the first reporting period after December 15, 2005 for all other partnerships. This FSP has no impact on the 2006 financial statements.

In May 2005, the FASB issued FASB No. 154 Accounting Changes and Error Corrections. This statement requires retrospective application to prior periods' financial statements for changes in accounting principle. Previously, under APB 20, all such changes were recorded as a line item on the statement of operations only in the period of change. This statement is effective for fiscal years beginning after December 15, 2005 and has no impact on the 2006 financial statements.

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

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

The Company maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At March 31, 2006, there was approximately $1,909,000 in cash that was uninsured by the FDIC.

ADVERTISING AND MARKETING

The Company expenses advertising and marketing costs as these are incurred. For the three months ended March 31, 2006 and 2005, these costs are included in the statement of operations as marketing costs.

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

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

additional balance expensed to operations.

The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company's wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At the end of the reporting periods, the Company had no costs capitalized pending determination, nor did it expense any costs during the three months ended March 31, 2006 or March 31, 2005 for costs that had exceeded the one-year determination period.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Prior to 2005, management determined that any future costs related to plugging and abandonment of producing wells would be substantially offset by the value of equipment removed from the well site and such estimates were immaterial to the financial statements. Therefore, no liability was recorded prior to 2005. Due to continued rising rig and fuel costs, a detailed estimate was made in the second quarter of 2005 to determine how these rising service costs would affect future plugging and abandonment costs. As a result of this analysis, management concluded that a liability should be recorded within the financial statements under the provisions of SFAS 143 and recorded the following during 2005: 1) an asset of $61,000, 2) accumulated amortization and amortization expense of $36,000, 3) a long-term liability of $78,000 and 4) accretion expense of $17,000. These costs will be evaluated annually and adjusted accordingly under the guidelines of SFAS 143.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of SFAS No. 144. Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%, in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities. No impairment expense was recorded for the three months ended March 31, 2006 or 2005.

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

INCOME/(LOSS) PER COMMON SHARE

The Company calculates basic earnings per common share ("Basic EPS") using the weighted average number of common shares outstanding for the period. The income available to common shareholders is computed by deducting dividends on the Series E Preferred Stock. The convertible preferred stock and outstanding stock warrants and options are considered anti-dilutive and therefore, excluded from the earnings per share calculations.

WARRANTS

Various warrants for the purchase of common stock were outstanding as of March 31, 2006. These warrants were convertible into 14,112,373 shares of common stock that are exercisable at prices ranging from $0.40 to $1.75 per share. During 2005, 1,100,000 warrants were exercised at a price of $0.50 resulting in 1,100,000 common shares being issued. In the first quarter of 2006, 800,000 warrants were exercised at a price of $0.50 resulting in 800,000 common shares being issued.

STOCK OPTIONS

Effective January 1, 2006, the Company accounts for stock options in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the period ended March 31, 2006. Prior to January 1, 2006, the Company accounted for stock compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) as permitted by SFAS 123 as originally issued. Under APB 25, stock compensation expense was recognized only if the options had intrinsic value (difference between option exercise price and the fair market value of the underlying stock) at the date of grant. As the Company issued all options with an exercise price equal to the grant date market value of the underlying stock, no compensation expense had previously been recorded by the Company.

Under SFAS 123(R), the fair value of options is estimated at the date of grant using a Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of Staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to "plain vanilla" options in determining the expected term of option grants. SAB 107 permits the expected term of "plain vanilla" options to be calculated as the average of the option's vesting term and contractual period. The Company has used this method in determining the expected term of all options. The Company has several awards that provide for grading vesting. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.

On August 8, 2001, the shareholders of the Company approved the Blue Ridge Energy Stock Option Plan (the 2001 Plan) which allows for the granting of stock options to eligible employees and directors. The stock option plans originally authorized the issuance to officers, directors, and key employees of up to 1,000,000 options to purchase shares of common stock at the fair value of the common stock on the date of grant. These options generally become exercisable 33% annually beginning on the date of grant and expire not later than ten years from the date of grant. The 2001 Plan allows for the options available for granting to increase at 10% of the additional shares outstanding. In 2002, the available stock options were increased by 144,580 shares when there were an increase in common shares issued. The Non-U.S. Regulation S Offering in 2004 increased the authorized stock option grants by another 1,375,000 under the plan's provisions. The requisite service has been provided under the 2001 Plan grants.

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

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

calendar year shall be carried over and shall be available for grants and awards in the subsequent calendar year. The Board of Directors has all power to administer the 2005 Plan and is the body responsible for the Plan. The 2005 Plan will terminate on February 22, 2015.

Issuance of common stock from the exercise of stock options will be made with new shares from authorized shares of the Company.

Under the employment agreement with the former CEO and President, the Company granted 20,000 stock options on March 1, 2005.

On February 22, 2005, the Board of Directors granted stock options to purchase 2,517,500 shares to the directors and officers of the Company with an exercise price of $0.30 per share and the option period to commence from date of grant and terminating five years from date of grant. On June 22, 2005, the Board of Directors authorized the granting of stock options to purchase 100,000 shares to a director of the Company with an exercise price of $1.13 per share and the option period to commence from date of grant and terminating five years from date of grant. The stock options granted on these two dates were fully vested on the date of grant.

On October 6, 2005, the Board of Directors granted stock options to purchase 1,700,000 shares to the officers of the Company with an exercise price of $2.25 per share and the option period to commence from date of grant and terminating five years from date of grant. These options vest 20% on May 1, 2006 and 20% on each anniversary thereafter.

During 2005, the Company entered into employment contracts that grant stock options to four senior officers. On March 28, 2005, 20,000 stock options were granted that vest 50% after one year of service and 50% after two years of service. On April 25, 2005, 200,000 stock options were granted that vest as follows: a) after the first and second year of service, 25,000 options vest each year and b) after the third, fourth and fifth year of service, 50,000 options vest each year. On April 25, 2005, 20,000 stock options were granted that vest 50% after one year of service and 50% after two years of service. On July 1, 2005, 10,000 stock options were granted that vest after one year of service. The exercise price under all the employment contracts is $0.50 per share and the term of the option grants will be ten years from the date of grant.

On January 1, 2006, the Board of Directors granted stock options to purchase 400,000 shares to an officer of the Company with an exercise price of $2.00 per share and the option period to commence from date of grant and terminating five years from date of grant. These options vest 20% on each anniversary thereafter.

On March 1, 2006, in conjunction with an independent service contract, the Company granted an option to purchase 500,000 shares for a two year term with 250,000 option shares having an exercise price of $2.25 and the other 250,000 option shares having an exercise price of $4.50. These options were fully vested on the date of grant.

At March 31, 2006, there were options, fully vested and expected to vest, to purchase 5,838,750 shares with a weighted average exercise price of $1.32, an intrinsic value of $4,932,700 and a weighted average contractual term of 4.47 years.

At March 31, 2006, there were options, fully vested and currently exercisable, to purchase 3,498,750 shares with a weighted average exercisable price of $0.85, an intrinsic value of $4,582,300 and a weighted average contractual term of 4.10 years.

At March 31, 2006, there was $3,837,550 in unrecognized stock-based compensation costs related to non-vested stock options which will be expensed over a weighted average period of 3.88 years.

For the three months ended March 31, 2006, the Company recorded stock based compensation expense of $252,150 of which $71,750 was related to the independent service contract. The Company did not record any tax benefit for stock based compensation expense in accordance with its current policy on providing for a full income tax valuation allowance more fully explained in the "Income Taxes" note below.

For the three months ended March 31, 2006, the weighted average grant date fair value was $1.45 for options granted, the total fair value of the options vested was $720,000 and the intrinsic value of options exercised was $658,000. The Company did not receive any cash from the 350,000 options exercised during the first quarter of 2006 as they were "cashless exercises" that are permitted under the provisions of the plans. The 350,000 "cashless" exercised options resulted in the issuance of 301,334 common shares.

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table provides a summary of the stock option activity for all options for the three months ended March 31, 2006.

                                        Number of   Weighted Average
                                         Options     Exercise Price
                                        ---------   ----------------
Options at December 31, 2005            5,458,750         $0.99
Options granted                           900,000         $2.76
Options exercised                        (350,000)        $0.30
Options forfeited                        (170,000)        $0.36
Options expired                                --            --
                                        ---------
Option at March 31, 2006                5,838,750         $1.32
                                        =========
Options exercisable at March 31, 2006   3,498,750         $0.85

Had compensation cost for employee stock options been determined based on the fair value at the grant date consistent with SFAS No. 123(R) prior to its adoption on January 1, 2006, the Company's net loss and loss per share for the three months ended March 31, 2005 would have been as follows:

                                                                MARCH 31,   MARCH 31,
                                                                   2006        2005
                                                                ---------   ---------
Net Loss, as reported .......................................   $(848,414)  $(310,524)
Add: Stock based compensation included in Net Loss ..........     252,150          --
Deduct: Stock based compensation determined under fair
   value ....................................................    (252,150)   (512,900)
                                                                ---------   ---------
Pro Forma Net Loss ..........................................   $(848,414)  $(823,424)
                                                                =========   =========
Net Loss Attributable to Common Stockholders, as reported ...   $(855,404)  $(317,514)
Add: Stock based compensation included in Net Loss ..........    (252,150)         --
Deduct: Stock based compensation determined under fair
   value ....................................................     252,150    (512,900)
                                                                ---------   ---------
Pro Forma Net Loss ..........................................   $(855,404)  $(830,414)
                                                                =========   =========
Basic and Diluted Income (Loss) per Common Share, as
   reported .................................................   $   (0.03)  $   (0.01)
                                                                =========   =========
Basic and Diluted Income (Loss) per Common Share, Pro
   Forma ....................................................   $   (0.03)  $   (0.04)
                                                                =========   =========

The following table provides assumptions on stock option grants made during the first quarter of 2006.

                                       MARCH 31, 2006
                                       --------------
Risk free interest rate                4.17% to 4.35%
Expected option life                    2 & 5 years
Expected dividend yield                      0%
Expected volatility range               0.93 to 1.56
Expected volatility weighted average        1.28

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

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

INCOME TAXES

No income tax provision has been established for the three months ended March 31, 2006 and 2005, due to the net losses incurred or available via federal income tax carry forward provisions. Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, primarily representing net operating loss carry forwards, and therefore for financial reporting purposes, a valuation allowance of $2,249,000 and $2,024,000 as of March 31, 2006 and December 31, 2005,
respectively, has been recognized to offset the net deferred tax assets.

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

3.   RELATED PARTY TRANSACTIONS

COMMON STOCK TRANSACTIONS

As of March 31, 2006, there are 25,717,801 shares of common stock issued and outstanding. A total of 3,954,075 shares are held by Blue Ridge Group, Inc. and the remaining 21,763,726 shares are held by approximately 560 shareholders of record.

RECEIVABLES/PAYABLES

At March 31, 2006, BR Group owed the Company $15,464 for prospect leasehold costs chargeable under the various participation agreements entered into between the two companies. At March 31, 2006, the Company owed BR Group $8,000 for consultant costs incurred on its behalf. At December 31, 2005, BR Group owed the Company $7,463 for office costs and $211,498 for prospect leasehold costs chargeable under the various participation agreements entered into between the two companies which were invoiced during December 2005. At December 31, 2005, the Company owed BR Group $47,600 for administrative and consultant costs incurred on its behalf during 2005.

NOTE PAYABLE

On October 1, 2004, the Company entered into a $500,000 promissory note with BR Group to settle outstanding cash advances received from BR Group during prior periods. The note bears interest at 7.95% for a term of eight years with monthly payments of $7,056 for principal and interest. This note is secured by all oil and gas production income that the Company holds until the note has been paid in full. At March 31, 2006, the note balance was $376,000.

JOINT PARTICIPATION AGREEMENTS

During 2005, BR Group entered into three separate joint participation agreements with the Company wherein BR Group would pay the Company a prospect fee and reimburse the Company for leasehold costs expended and for costs incurred to drill the initial well on the prospect. At the casing point election, the Company would be entitled to own 25% of the interest owned by BR Group. A well on one of these prospects was drilled in late March 2006 and was a dry hole. BR Group also entered into one other agreement during 2005 where the Company would only be entitled to 8% of the interest owned by BR Group. The well drilled on this prospect in October 2005 was a dry hole.

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

GENERAL

Bayou City Exploration, Inc. (the Company), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated. The name was subsequently changed to Blue Ridge Energy, Inc. in May, 1996 and most recently changed to Bayou City Exploration, Inc. in June 2005. The Company's executive office is located at 10777 Westheimer Road, Suite 170, Houston, Texas 77042.

All of the periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-KSB as filed with the SEC. For copies of this, or any other filings, please contact: Norman Haisler at Bayou City Exploration, Inc. 10777 Westheimer Road, Suite 170 Houston, Texas 77042 or call (832) 358-3900.

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

On December 31, 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D ("US Exempt Offering") for a total of 797,623 units (each a "US Unit") at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company's common stock ("Common Stock") and one warrant, which expires on December 31, 2007 ("US Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company's counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements. Through March 31, 2006, the Company had accepted additional subscriptions in the aggregate amount of $100,000 for US Units. In addition, on December 31, 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the "Regulation S Offering") for a total of 1,272,750 units (each a "Regulation S Unit") at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 ("Regulation S Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company's counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements. Through March 31, 2006, the Company had accepted additional subscriptions in the aggregate amount of $80,000 for Regulation S Units.

The Company continues the process that will lead to growth in its prospect inventory and, with the drilling of wells, will give the Company the emphasis needed to further its growth. The Company should not have to depend on acquisitions to increase our reserve base, however, if the proper opportunity presents itself, it will be evaluated it to see if it fits our growth profile. The Company does not intend to make an acquisition as a short term fix that would jeopardize long term goals. Our operating strategy should enable us to take advantage of these fundamentals:

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

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

The Company entered into a "lifetime participation" membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 3-D data sets and 13,000 miles of 2-D data available, and the Company will generate drilling prospects from these data sets for the purpose of retaining a carried working interest and possibly participating in these prospects. During the third quarter of 2004, the Company purchased a seismic software license for interpreting the Echo data and purchased three 3D computer workstations, along with office furniture, and these stations are fully operational. The Company is focusing its exploration efforts on the 3-D data sets to identify leads and develop prospects.

At March 31, 2006, the Company had total assets of $4,110,000, total liabilities of $1,603,000 and stockholders' equity of $2,507,000. The Company had a net loss of $848,000 during the three months ended March 31, 2006 and net loss of $311,000 for the same period in 2005. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.03 per share during the three months ended March 31, 2006 as compared to $0.01 during the same period in 2005. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

The Company adopted revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123R) on January 1, 2006 using the modified prospective method. This statement requires stock compensation expense to be recognized in the statement of operations based on the grant date fair value of the stock options granted after December 31, 2005 or for any stock options granted before January 1, 2006 but vesting after December 31, 2005. Prior to January 1, 2006, the Company accounted for stock compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) as permitted by SFAS 123 as originally issued. Under APB 25, stock compensation expense was recognized only if the options had intrinsic value (difference between option exercise price and the fair market value of the underlying stock) at the date of grant. As the Company issued all options with an exercise price equal to the grant date market value of the underlying stock, no compensation expense had previously been recorded by the Company.

Under SFAS 123R, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of Staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to "plain vanilla" options in determining the expected term of option grants. SAB 107 permits the expected term of "plain vanilla" options to be calculated as the average of the option's vesting term and contractual period. The Company has used this method in determining the expected term of all options. The Company has several awards that provide for grading vesting. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.

The adoption of this statement by the Company has a material effect on the reported loss for the first quarter of 2006. Of the $848,000 loss reported, $252,000, or 30%, is for stock based compensation expense. No such expense is recorded in the prior year. At March 31, 2006, there was $3,838,000 in unrecognized stock based compensation expense for options vesting after January 1, 2006 that will be expensed over the next four years. As new options grants are made, the fair value of these options will also be expensed in future periods. The Company cannot estimate future grants to be made and therefore cannot estimate any costs for these future grants. This reported expense does not affect the cash flow of the Company since it is a calculation determining a value for stock options granted to employees, directors or business associates. For small companies like Bayou City, the awarding of stock options is one way to attract key personnel without having large cash outlays for salary or bonuses. It can be expected that stock options awards will be made in the future and such grants will affect the net income or loss of the Company.

KEY PROPERTIES

As of March 31, 2006, the Company has participated, either directly or indirectly through its sponsored limited partnerships, in 111 wells, of which 20 are presently productive and located in Kentucky, Texas, and West Virginia and two wells are awaiting completion and pipeline connections. In addition to the 20 wells, there are 45 wells in Kentucky and West Virginia owned by four partnerships managed by Eagle Energy, Inc., an unaffiliated entity. The Company owns a limited partnership interest in these four partnerships. See further discussion below in the "Developed Properties" section.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

The working interest owned by the Company, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these other ownerships materially detract from the value of the properties or materially interfere with their use.

The following are the primary properties held by the Company as of March 31, 2006:

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

UNDEVELOPED PROPERTIES

     Iowa Dome 3D Project: The Company owns a 12.5% working interest in 612 acres in two prospects located in Calcasieu and Jefferson Davis Parishes, Louisiana. The Company has entered into joint participation agreements with two companies whereby they will reimburse the Company for certain acreage costs, pay the Company a prospect fee and pay the drilling cost through casing point on each of the wells drilled. One well was drilled on the gas prospect and completed in February 2006; the well is currently awaiting pipeline connection. It is anticipated that the other prospect will begin drilling in the second quarter of 2006.

     Live Oak Project: The Company owns a 75% working interest in 800 acres (two shallow prospects) and 2,568 acres (one deep prospect) in South Texas. The Company has entered into joint participation agreements with several companies on 75% working interest whereby these companies will reimburse the Company for certain acreage costs, pay a prospect fee and pay for the drilling cost through casing point on the initial wells drilled on these three prospects. If an election is made to complete each of the initial wells, the Company will have an 18.75% working interest in each well. If the initial wells on each prospect are successful, the Company will have an 12.5% working interest in any development well. In the first quarter of 2006, a well was drilled on one of the shallow prospects and is currently awaiting completion. There are potentially one or more shallow prospects and one or more deep prospects in this area that are being evaluated by the Company.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

     East Texas Project: Seven prospects have been identified in East Texas and leasing of oil and gas rights began in June 2005. This project is estimated to contain about 5,000 acres with the Company owning 100% of the leasehold. In the third quarter 2005, the Company negotiated to sell all of its interest on the first prospect to Blue Ridge Group Inc. (BR Group), a related party, and retained an 8% carried working interest. The well on this prospect was drilled in October 2005 and was a dry hole. In October 2005, the Company entered into joint participation agreements on three of the remaining six prospects with BR Group and another industry partner whereby they will pay 100% of prospect cost, pay the Company a prospect fee and pay 100% of the drilling cost through casing point on the initial well in the prospect. If an election is made to complete the initial wells, the Company will have a 25% working interest in each well. For any development wells drilled on the prospects, the Company will have a 25% working interest. A well on one of the prospects was drilled in late March 2006 and was a dry hole. It is anticipated that wells on the other two prospects will be drilled in the second or third quarter of 2006. Leasing activity continues on the other three prospects.

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

     The Company will follow its current business plan strategy in developing these and any other prospects. The Company intends to fund the lease acquisition and any additional seismic costs needed to further define the prospects from existing working capital. For each prospect, the Company will sell all of its working interest in the prospect to outside or related parties, on the same terms, whereby 1) it retains a certain carried working interest in the initial well drilled, 2) it recoups 100% of the actual leasehold costs and any additional seismic costs incurred and 3) it is paid a prospect fee for identifying the prospect and bringing it to a drillable state. The reimbursement of costs, the payment of the prospect fee and the future benefit of oil and gas revenue from the carried working interest would be used to provide cash to operate the Company and fund additional projects.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

The Company had a net loss of $848,000 during the first quarter of 2006 compared to net loss of $311,000 for the same period in 2005. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.03 per share during the first quarter of 2006 and $0.01 per share during the first quarter of 2005. The major reasons, more fully explained below, for the $537,000 increase in loss are due to a decrease in oil and gas revenue offset by an increase in management and prospect fee revenue, an increase in advertising expense and general and administrative expenses offset by a decrease in direct operating costs and exploration costs and an increase in stock based compensation expense.

OPERATING REVENUES

Operating revenues totaled $93,000 during the three months ended March 31, 2006, as compared to $125,000 during the three months ended March 31, 2005. During the first quarter of 2006, prospect fees of $17,000 were received after a participation agreement was revised and a $40,000 management fee was received on a prospect for which the Company serves as a contract operator. Revenue from oil and gas sales decreased by $89,000 due to production declines on the producing wells and due to several other wells ceasing production.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

DIRECT OPERATING COSTS

Direct operating costs totaled $13,000 during the three months ended March 31, 2006, as compared to $53,000 during the same period in 2005. The $40,000 decrease is due to lower severance taxes directly related to the decrease in oil and gas sales and to lower lease operating expenses.

EXPLORATION COSTS

Exploration costs during the first quarter of 2006 were $85,000 compared to $150,000 for the same period in 2005. In the first quarter of 2005, there was a $45,000 expense for the purchase of field tapes and supporting data for the Echo 3D seismic surveys.

STOCK-BASED COMPENSATION EXPENSE

As required, the Company adopted FAS 123R during the first quarter of 2006 and recorded non cash compensation expense of $252,000. There is no similar expense in the prior year quarter.

OTHER OPERATING EXPENSES

Advertising and marketing expense for the first quarter of 2006 was $102,000 with no such cost during the same period in 2005. The Company entered into an agreement to promote the Company image and paid an initial, non-refundable fee of $100,000 to begin the process. General and administrative expenses increased by $258,000 to $426,000 during the first quarter of 2006, as compared to $168,000 during the same period in 2005. The major reason for the increase during the first quarter of 2006 is the hiring of three additional professional people in the second quarter of 2005.

INCOME TAX PROVISION

Consistent with prior quarters, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company's ability to utilize the deferred tax assets.

CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's current ratio (current assets / current liabilities) was 1.9 to 1 at March 31, 2006 compared to 2.2 to 1 at December 31, 2005. This small decrease is due to an increase in accounts payable.

The Company's sources of cash during the first quarter of 2006 were the US Exempt Offering ($100,000), the Regulation S Offering ($80,000), the exercise of warrants ($400,000), management fees ($40,000), prospect fees ($17,000) and oil and gas sales ($36,000). The Company's sources of cash during 2005 were the US Exempt Offering ($797,623), the Regulation S Offering ($1,272,750), the exercise of warrants ($550,000), management fees ($190,000), prospect fees ($197,000) and oil and gas sales ($258,000). During the first quarter of 2006 and for the prior year, the Company relied upon these cash inflows to fund its capital expenditures and operating activity. Management intends to fund further growth with current cash reserves, equity transactions, fees generated from prospect sales and potential cash flows from operations as a result of receiving a carried working interest on wells from the prospects sold.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. The Company has obtained a resolution from Blue Ridge Group, Inc., a related party and the major stockholder (see Note 3, "Related Party Transactions", to financial statements), to provide the necessary financial support for the Company through at least April 1, 2007.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, The Company's management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D ("US Exempt Offering") for a total of 797,623 units (each a "US Unit") at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company's common stock ("Common Stock") and one warrant, which expires on December 31, 2007 ("US Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company's counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements. Through March 31, 2006, the Company had accepted additional subscriptions in the aggregate amount of $100,000 for US Units. In addition, on December 31, 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the "Regulation S Offering") for a total of 1,272,750 units (each a "Regulation S Unit") at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 ("Regulation S Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company's counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements. Through March 31, 2006, the Company had accepted additional subscriptions in the aggregate amount of $80,000 for Regulation S Units.

During 2005, the Company received $550,000 upon the exercise of 1,100,000 warrants at a price of $0.50 per share and issued 1,100,000 shares of Common Stock. During the first quarter of 2006, the Company received $400,000 upon the exercise of 800,000 warrants at a price of $0.50 per share and issued 800,000 shares of Common Stock. The warrants were issued in 2004 under Regulation S.

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

                                        BAYOU CITY EXPLORATION, INC.


Date: May 15, 2006                      By /s/ Norman G. Haisler, Jr.
                                           -------------------------------------
                                           Norman G. Haisler, Jr.
                                           Senior Vice President-Finance &
                                           Chief Financial Officer