Form 10QSB
period 2006-06-30
BAYOU CITY EXPLORATION, INC.
filed 2006-08-14
CIK 1050957

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,974,001 shares of common stock as of August 10, 2006 and 23,300 shares of Series E Preferred Stock as of August 10, 2006.

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 Yes [ ] No [X]

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         FINANCIAL STATEMENTS OF REGISTRANT

         INDEX                                                                                                     NUMBER
         -----                                                                                                     ------

         BALANCE SHEETS AS OF JUNE 30, 2006 AND DECEMBER 31, 2005                                                     3
         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005                    4
         STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005                                     5
         NOTES TO FINANCIAL STATEMENTS                                                                             6-14

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS                                                    15-21
ITEM 3      CONTROLS AND PROCEDURES                                                                                  21

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                                                                        22
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                              22
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                                          22
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                      22
ITEM 5.     OTHER INFORMATION                                                                                        23
ITEM 6.     EXHIBITS                                                                                                 23
SIGNATURE                                                                                                            24

                          BAYOU CITY EXPLORATION, INC.
                                 BALANCE SHEETS

                                                                                            JUNE 30,        DECEMBER 31,
                                                                                              2006              2005
                                                                                          ------------      ------------
                                                                                           (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash                                                                                   $  1,458,688      $  1,307,747
   Accounts receivable:
      Managed limited partnerships                                                              10,746            21,505
      Related parties                                                                           29,148           218,961
      Trade and other                                                                          748,832           664,555
   Prepaid expenses and other current assets                                                    97,758            76,225
                                                                                          ------------      ------------

        TOTAL CURRENT ASSETS                                                                 2,345,172         2,288,993

PROPERTY AND EQUIPMENT, NET                                                                  1,369,469         1,727,483
OTHER NONCURRENT ASSETS                                                                          7,024             7,024
                                                                                          ------------      ------------

        TOTAL ASSETS                                                                      $  3,721,665      $  4,023,500
                                                                                          ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                  $    756,549      $    433,762
   Accounts payable-related parties                                                                 --            47,600
   AFE advances from JIB owners                                                                410,668           511,525
   Current portion of long term debt                                                            65,896            65,896
                                                                                          ------------      ------------

      TOTAL CURRENT LIABILITIES                                                              1,233,113         1,058,783

LONG TERM LIABILITY-P&A COSTS                                                                   79,842            77,842
LONG TERM DEBT                                                                                 324,288           356,621
                                                                                          ------------      ------------

      TOTAL LIABILITIES                                                                      1,637,243         1,493,246
                                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES                                                                       --                --

STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.001 par value; 5,000,000 shares authorized;
      Series E 23,300 shares issued and outstanding at June 30, 2006 and December 31, 2005 (liquidation preference of $233,000
      at June 30, 2006 and December 31, 2005)                                                       23                23
   Common Stock, $0.005 par value; 150,000,000 shares authorized; 25,974,001 shares issued and outstanding at June 30, 2006 and 24,436,467
      shares issued and outstanding at December 31, 2005                                       129,870           122,182
   Additional paid-in capital                                                               12,707,854        11,318,377
   Accumulated deficit                                                                     (10,753,325)       (8,910,328)
                                                                                          ------------      ------------

      TOTAL STOCKHOLDERS' EQUITY                                                             2,084,422         2,530,254
                                                                                          ------------      ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  3,721,665      $  4,023,500
                                                                                          ============      ============

                   The accompanying notes are an integral part
                          of these financial statements.

                          BAYOU CITY EXPLORATION, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          JUNE 30,                            JUNE 30,
                                                                   2006              2005              2006              2005
                                                               ------------      ------------      ------------      ------------
OPERATING REVENUES:
Prospect fees from others                                      $     35,834      $         --      $     52,500      $         --
Prospect fees from related parties                                   10,000                --            10,000                --
Management Fees                                                          --           120,000            40,000           120,000
Oil and Gas Sales                                                    95,772            55,455           132,246           180,853
                                                               ------------      ------------      ------------      ------------

        TOTAL OPERATING REVENUES                                    141,606           175,455           234,746           300,853
                                                               ------------      ------------      ------------      ------------

OPERATING COSTS AND EXPENSES:
   Lease operating costs                                             43,974            10,436            57,133            62,938
   Dry hole and abandonment costs                                        --             5,110                --             5,110
   Exploration costs                                                 92,505           127,529           177,462           277,034
   Depreciation, depletion and amortization                          54,830            84,804           108,698           140,761
   Accretion expense                                                  1,000            12,500             2,000            12,500
   Stock-based compensation costs                                   315,535                --           567,685                --
   Advertising and marketing costs                                  122,645            11,047           224,680            11,047
   General and administrative costs                                 446,970           374,783           873,296           542,588
                                                               ------------      ------------      ------------      ------------

        TOTAL OPERATING COSTS                                     1,077,459           626,209         2,010,954         1,051,978
                                                               ------------      ------------      ------------      ------------

OPERATING LOSS                                                     (935,853)         (450,754)       (1,776,208)         (751,125)

OTHER EXPENSE:
   Interest expense                                                  (7,758)           (9,892)          (15,817)          (20,045)
   Loss on sale of assets                                           (36,992)               --           (36,992)               --
                                                               ------------      ------------      ------------      ------------

        TOTAL OTHER EXPENSE                                         (44,750)           (9,892)          (52,809)          (20,045)
                                                               ------------      ------------      ------------      ------------

        LOSS FROM OPERATIONS BEFORE INCOME TAXES                   (980,603)         (460,646)       (1,829,017)         (771,170)

INCOME TAX PROVISION                                                     --                --                --                --
                                                               ------------      ------------      ------------      ------------

       NET LOSS                                                $   (980,603)     $   (460,646)     $ (1,829,017)     $   (771,170)

       SERIES E PREFERRED STOCK CASH DIVIDENDS                       (6,990)           (6,990)          (13,980)          (13,980)
                                                               ------------      ------------      ------------      ------------

       NET LOSS ATTRIBUTABLE TO COMMON
       STOCKHOLDERS                                            $   (987,593)     $   (467,636)     $ (1,842,997)     $   (785,150)
                                                               ============      ============      ============      ============

       NET LOSS PER COMMON SHARE                               $      (0.04)     $      (0.02)     $      (0.07)     $      (0.04)
                                                               ============      ============      ============      ============

Weighted Average Common Shares Outstanding - Basic and
  Diluted                                                        25,800,047        21,266,094        25,447,669        21,266,094
                                                               ============      ============      ============      ============

                  The accompanying notes are an integral part
                          of these financial statements.

                          BAYOU CITY EXPLORATION, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                             2006             2005
                                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                               $(1,829,017)     $  (771,170)
   Adjustments to reconcile net loss to net cash flows from
   operating activities:
      Depreciation, depletion and amortization                                                108,698          140,761
      Accretion expense                                                                         2,000           12,500
      Dry hole and abandonment costs                                                               --            5,110
      Loss on sale of assets                                                                   36,992               --
      Stock-based compensation expense                                                        567,685               --
      Change in operating assets and liabilities:
            Accounts receivable-trade and other                                                 5,854          (48,757)
            Accounts receivable-related parties                                               189,813            5,627
            Prepaid expenses and other assets                                                 (21,533)         (21,120)
            AFE advances-JIB owners                                                          (100,857)              --
            Accounts payable-related parties                                                  (47,600)              --
            Accounts payable and accrued expenses                                             322,787           51,592
                                                                                          -----------      -----------

       NET CASH USED IN OPERATING ACTIVITIES                                                 (765,178)        (625,457)
                                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and computer equipment                                               (27,983)         (53,891)
   Purchase of oil and gas properties                                                        (438,926)        (427,825)
   Proceeds from sale of assets                                                                 2,175               --
   Reimbursement of oil and gas properties                                                    597,686               --
                                                                                          -----------      -----------
       NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                       132,952         (481,716)
                                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long term debt                                                                    --           42,095
   Payments on long term debt                                                                 (32,333)         (28,105)
   Proceeds from 2005 US exempt offering                                                      110,000               --
   Proceeds from 2005 Regulation S offering                                                   315,000               --
   Proceeds from exercise of common stock warrants                                            404,480               --
   Dividends paid                                                                             (13,980)         (13,980)
                                                                                          -----------      -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                              783,167               10
                                                                                          -----------      -----------

       NET INCREASE (DECREASE) IN CASH                                                        150,941       (1,107,163)

CASH AT BEGINNING OF PERIOD                                                                 1,307,747        1,465,675
                                                                                          -----------      -----------

CASH AT END OF PERIOD                                                                     $ 1,458,688      $   358,512
                                                                                          ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
       Accounts Receivable from Sale of Assets                                            $    79,372      $        --
                                                                                          -----------      -----------

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

On December 31, 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D ("US Exempt Offering") for a total of 797,623 units (each a "US Unit") at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company's common stock ("Common Stock") and one warrant, which expires on December 31, 2007 ("US Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company's counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements. Through June 30, 2006, the Company had accepted additional subscriptions in the aggregate amount of $110,000 for US Units. In addition, on December 31, 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the "Regulation S Offering") for a total of 1,272,750 units (each a "Regulation S Unit") at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 ("Regulation S Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company's counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements. Through June 30, 2006, the Company had accepted additional subscriptions in the aggregate amount of $315,000 for Regulation S Units. Both of these offerings were closed in June 2006.

The Board of Directors has authorized for the Company to arrange for a private placement of up to 2,000,000 units (the "Units") of securities of the Company at a price of $1.25 per Unit with eligible purchasers. Each Unit consists of one common share (the "Unit Shares") and one-half of one non-transferable share purchase warrant (the "Warrants"), with each whole Warrant entitling the holder thereof to purchase one additional common share (the "Warrant Shares") of the Company's capital stock at a price of $2.00 until 4:00 pm Central time on the date that is two years from the date of issuance of the Warrants.

In 2004, the Company conducted a "Non-U.S." private, restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the "Offering"). The Company offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit (each a Unit), with each such Unit consisting of one common share, one share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and one piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. The Company received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 Units through December 31, 2004 and the Offering was closed on the same date. Another 1,250,000 Units were issuable as of December 31, 2004 as a finder fee for services in connection with the Offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee. On April 28, 2005, the Company and all of the investors in the

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Offering as well as the two finders (collectively, the "Investors") entered into a letter agreement (the "Letter Agreement") having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, the Company and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants is from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements. In December 2005, the Board of Directors granted an extension to the exercise period until June 30, 2006. By another Board resolution, the exercise period has been extended to October 31, 2006. In August 2005, 800,000 warrants were exercised for $400,000 and in November 2005 300,000 warrants were exercised for $150,000. Through June 30, 2006, another 800,000 warrants were exercised for $400,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. The Company has obtained a resolution from Blue Ridge Group, Inc., a related party and the major stockholder (see Note 3, "Related Party Transactions", to financial statements), to provide the necessary financial support for the Company through at least July 1, 2007.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payment. This Statement eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in FASB Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This statement was adopted for the first quarterly reporting period of 2006 beginning on January 1 using the modified prospective method. Under this method, only new awards and awards modified, repurchased, or cancelled after the required effective date will be subject to requirements of FAS 123(R). No restatement of prior periods was necessary. Additional, compensation expense will be recorded for any award with a grant date prior to January 1, 2006 for which the requisite service has not been performed. Reference the footnote on "Stock Options" for a detail explanation of the effect on the Company's financial statements.

In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have a significant impact on future financial statements.

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

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

CONCENTRATIONS OF CREDIT RISK ARISING FROM CASH DEPOSITS IN EXCESS OF INSURED LIMITS

The Company maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At June 30, 2006, there was approximately $1,356,000 in cash that was uninsured by the FDIC.

ADVERTISING AND MARKETING

The Company expenses advertising and marketing costs as these are incurred. For the three and six months ended June 30, 2006 and 2005, these costs are included in the statement of operations as advertising and marketing costs.

MANAGED LIMITED PARTNERSHIPS

Prior to 2004, the Company sponsored limited partnerships for which it serves as the Managing General Partner. The Company normally participated for 1% of the Limited Partnerships as the Managing General Partner. The Company follows the industry practice of pro rata consolidation of its investments in these partnerships. Accordingly, the Company records on its financial statements its pro rata share of the assets, liabilities, revenues and expenses of each partnership. During the second quarter of 2006, three of the limited partnerships sold all their interest in various producing wells which will result in the dissolution of these partnerships.

PROPERTY AND EQUIPMENT

Property and equipment (other than oil and gas) are stated at cost. Depreciation is recognized on the straight line method, after considering salvage value, over the estimated useful lives of the assets as follows:

            Computer Equipment and Software      5 years

            Furniture and Fixtures              10 years

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company's wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At the end of the reporting periods, the Company had no costs capitalized pending determination, nor did it expense any costs during the three or six months ended June 30, 2006 or June 30, 2005 for costs that had exceeded the one-year determination period.

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

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

upon the sale or other disposition of such. The unamortized cost of the property or group of properties, a part of which was sold or otherwise disposed of, is apportioned to the interest sold and interest retained on the basis of the fair value of those interests.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of SFAS No. 144. Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%, in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities. No impairment expense was recorded for the three or six months ended June 30, 2006 or 2005.

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

WARRANTS

Various warrants for the purchase of common stock were outstanding as of June 30, 2006. These warrants were convertible into 14,346,173 shares of common stock that are exercisable at prices ranging from $0.40 to $1.75 per share. During 2005, 1,100,000 warrants were exercised at a price of $0.50 resulting in 1,100,000 common shares being issued. In the first quarter of 2006, 800,000 warrants were exercised at a price of $0.50 resulting in 800,000 common shares being issued. In the second quarter of 2006, 11,200 warrants were exercised at a price of $0.40 resulting in 11,200 common shares being issued.

STOCK OPTIONS

Effective January 1, 2006, the Company accounts for stock options in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the period ended June 30, 2006. Prior to January 1, 2006, the Company accounted for stock compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) as permitted by SFAS 123 as originally issued. Under APB 25, stock compensation expense was recognized only if the options had intrinsic value (difference between option exercise price and the fair market value of the underlying stock) at the date of grant. As the Company issued all options with an exercise price equal to the grant date market value of the underlying stock, no compensation expense had previously been recorded by the Company.

Under SFAS 123(R), the fair value of options is estimated at the date of grant using a Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of Staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to "plain vanilla" options in determining the expected term of option grants. SAB 107 permits the expected term of "plain vanilla" options to be calculated as the average of the option's vesting term and contractual period. The Company has used this method in determining the expected term of all options. The Company has several awards that provide for graded vesting. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.

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

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

At June 30, 2006, there were options, fully vested and expected to vest, to purchase 5,183,750 shares with a weighted average exercise price of $1.23, an intrinsic value of $4,672,575 and a weighted average contractual term of 4.17 years.

At June 30, 2006, there were options, fully vested and currently exercisable, to purchase 3,873,750 shares with a weighted average exercisable price of $0.97, an intrinsic value of $4,451,375 and a weighted average contractual term of 3.93 years.

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2006, there was $2,244,676 in unrecognized stock-based compensation costs related to non-vested stock options which will be expensed over a weighted average period of 3.32 years.

For the six months ended June 30, 2006, the Company recorded stock based compensation expense of $567,685 of which $287,000 was related to the independent service contract. The Company did not record any tax benefit for stock based compensation expense in accordance with its current policy on providing for a full income tax valuation allowance more fully explained in the "Income Taxes" note below.

For the six months ended June 30, 2006, the weighted average grant date fair value was $1.45 for options granted, the total fair value of the options vested was $1,300,900 and the intrinsic value of options exercised was $658,000. The Company did not receive any cash from the 350,000 options exercised during the first quarter of 2006 as they were "cashless exercises" that are permitted under the provisions of the plans. The 350,000 "cashless" exercised options resulted in the issuance of 301,334 common shares.

The following table provides a summary of the stock option activity for all options for the six months ended June 30, 2006.

                                                        Number of    Weighted Average
                                                         Options      Exercise Price
                                                       ----------     --------------
Options at December 31, 2005                            5,458,750      $     0.99
Options granted                                           900,000      $     2.76
Options exercised                                        (350,000)     $     0.30
Options forfeited                                              --              --
Options expired                                          (170,000)     $     0.36
                                                       ----------
Option at June 30, 2006                                 5,838,750      $     1.32
                                                       ==========

Options exercisable at June 30, 2006                    3,873,750      $     0.97

Had compensation cost for employee stock options been determined based on the fair value at the grant date consistent with SFAS No. 123(R) prior to its adoption on January 1, 2006, the Company's net loss and loss per share for the six months ended June 30, 2005 would have been as follows:

                                                                           JUNE 30,         JUNE 30,
                                                                             2006             2005
                                                                         -----------      -----------
Net Loss, as reported                                                    $(1,829,017)     $  (771,170)
Add: Stock based compensation included in Net Loss                           567,685               --
Deduct: Stock based compensation determined under fair value                (567,685)        (589,900)
                                                                         -----------      -----------
Pro Forma Net Loss                                                       $(1,829,017)     $(1,361,070)
                                                                         ===========      ===========

Net Loss Attributable to Common Stockholders, as reported                $(1,842,997)     $  (785,150)
Add: Stock based compensation included in Net Loss                           567,685               --
Deduct: Stock based compensation determined under fair value                (567,685)        (589,900)
                                                                         -----------      -----------
Pro Forma Net Loss                                                       $(1,842,997)     $(1,375,050)
                                                                         ===========      ===========

Basic and Diluted Income (Loss) per Common Share, as
reported ...........................................................     $     (0.07)     $     (0.04)
                                                                         ===========      ===========
Basic and Diluted Income (Loss) per Common Share, Pro
Forma ..............................................................     $     (0.07)     $     (0.06)
                                                                         ===========      ===========

The following table provides assumptions on stock option grants made during the six months ended June 30, 2006.

                                                                 JUNE 30, 2006
                                                                 -------------
Risk free interest rate                                          4.35% to 4.71%
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

INCOME TAXES

No income tax provision has been established for the six months ended June 30, 2006 and 2005, due to the net losses incurred or available via federal income tax carry forward provisions. Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, primarily representing net operating loss carry forwards, and therefore for financial reporting purposes, a valuation allowance of $2,501,000 and $2,024,000 as of June 30, 2006 and December 31, 2005, respectively, has been recognized to offset the net deferred tax assets.

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

3. RELATED PARTY TRANSACTIONS

COMMON STOCK TRANSACTIONS

As of June 30, 2006, there are 25,974,001 shares of common stock issued and outstanding. A total of 3,954,075 shares are held by Blue Ridge Group, Inc. and the remaining 22,019,926 shares are held by approximately 560 shareholders of record.

RECEIVABLES/PAYABLES

At June 30, 2006, BR Group owed the Company $29,148 for prospect leasehold costs chargeable under the various participation agreements entered into between the two companies. At December 31, 2005, BR Group owed the Company $7,463 for office costs and $211,498 for prospect leasehold costs chargeable under the various participation agreements entered into between the two companies which were invoiced during December 2005. At December 31, 2005, the Company owed BR Group $47,600 for administrative and consultant costs incurred on its behalf during 2005.

NOTE PAYABLE

On October 1, 2004, the Company entered into a $500,000 promissory note with BR Group to settle outstanding cash advances received from BR Group during prior periods. The note bears interest at 7.95% for a term of eight years with monthly payments of $7,056 for principal and interest. This note is secured by all oil and gas production income that the Company holds until the note has been paid in full. At June 30, 2006, the note balance was $363,000.

                          BAYOU CITY EXPLORATION, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

JOINT PARTICIPATION AGREEMENTS

During 2005, BR Group entered into three separate joint participation agreements with the Company wherein BR Group would pay the Company a prospect fee and reimburse the Company for leasehold costs expended and for costs incurred to drill the initial well on the prospect. At the casing point election, the Company would be entitled to own 25% of the interest owned by BR Group. A well on one of these prospects was drilled in March 2006 and was a dry hole. Another well on one of these prospects was drilled during June 2006 and was a dry hole. In the second quarter of 2006, BR Group entered into a fourth joint participation agreements with the Company wherein BR Group would pay the Company a prospect fee and reimburse the Company for leasehold costs expended and for costs incurred to drill the initial well on the prospect. The well on this prospect was drilled in July 2006 and resulted in a dry hole. BR Group also entered into one other agreement during 2005 where the Company would only be entitled to 8% of the interest owned by BR Group. The well drilled on this prospect in October 2005 was a dry hole.

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

On December 31, 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D ("US Exempt Offering") for a total of 797,623 units (each a "US Unit") at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company's common stock ("Common Stock") and one warrant, which expires on December 31, 2007 ("US Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company's counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements. Through June 30, 2006, the Company had accepted additional subscriptions in the aggregate amount of $110,000 for US Units. In addition, on December 31, 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the "Regulation S Offering") for a total of 1,272,750 units (each a "Regulation S Unit") at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 ("Regulation S Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company's counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements. Through June 30, 2006, the Company had accepted additional subscriptions in the aggregate amount of $315,000 for Regulation S Units. Both of these offerings were closed in June 2006.

The Board of Directors has authorized for the Company to arrange for a private placement of up to 2,000,000 units (the "Units") of securities of the Company at a price of $1.25 per Unit with eligible purchasers. Each Unit consists of one common share (the "Unit Shares") and one-half of one non-transferable share purchase warrant (the "Warrants"), with each whole Warrant entitling the holder thereof to purchase one additional common share (the "Warrant Shares") of the Company's capital stock at a price of $2.00 until 4:00 pm Central time on the date that is two years from the date of issuance of the Warrants.

The Company continues the process that management believes will lead to growth in its prospect inventory and, with the drilling of wells, will give the Company the emphasis needed to further its growth. The Company should not have to depend on acquisitions to increase our reserve base, however, if the proper opportunity presents itself, it will be evaluated it to see if it fits our growth profile. The Company does not intend to make an acquisition as a short term fix that would jeopardize long term goals. Our operating strategy should enable us to take advantage of these fundamentals:

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

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

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

At June 30, 2006, the Company had total assets of $3,722,000, total liabilities of $1,637,000 and stockholders' equity of $2,084,000. The Company had a net loss of $1,829,000 during the six months ended June 30, 2006 and net loss of $771,000 for the same period in 2005. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.07 per share during the six months ended June 30, 2006 as compared to $0.04 during the same period in 2005. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

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

Under SFAS 123R, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton ("Black-Scholes") option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of Staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to "plain vanilla" options in determining the expected term of option grants. SAB 107 permits the expected term of "plain vanilla" options to be calculated as the average of the option's vesting term and contractual period. The Company has used this method in determining the expected term of all options. The Company has several awards that provide for graded vesting. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.

The adoption of this statement by the Company has a material effect on the reported loss for the six months ended June 30, 2006. Of the $1,829,000 loss reported, $568,000, or 31%, is for stock based compensation expense. No such expense is recorded in the prior year. At June 30, 2006, there was $2,245,000 in unrecognized stock based compensation expense for options vesting after January 1, 2006 that will be expensed over the next four years. As new options grants are made, the fair value of these options will also be expensed in future periods. The Company cannot estimate future grants to be made and therefore cannot estimate any costs for these future grants. This reported expense does not affect the cash flow of the Company since it is a calculation determining a value for stock options granted to employees, directors or business associates. For small companies like Bayou City, the awarding of stock options is one way to attract key personnel without having large cash outlays for salary or bonuses. It can be expected that stock options awards will be made in the future and such grants will affect the net income or loss of the Company.

KEY PROPERTIES

The following are the primary properties held by the Company as of June 30, 2006:

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

DEVELOPED PROPERTIES

      Hobblebush Prospect: The Company owns a 4.25% working interest, with a 3.23% net revenue interest, in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is producing 20 Mcf per day.

      Wolfsbane Prospect: The Company owns a 13.6% working interest, with a 10.53% net revenue interest, in 1 well located in Walker County, Texas. The well ceased production in January 2004. The well was recompleted, but not tested, in November 2005 and is currently awaiting a pipeline connection.

      Pepperbush Prospect: The Company owns a 13.6% working interest, with a 10.34% net revenue interest, in 1 well located in Polk County, Texas which began producing in the second quarter of 2003. It is currently producing 40 Mcf per day.

      Yarrow Prospect: The Company owns a 13.6% working interest, with a 10.41% net revenue interest, in 1 well located in Polk County, Texas which began producing in the fourth quarter of 2002. It is currently producing 150 Mcf per day.

      West Pebble Island Prospect: The Company owns a 7.7% working interest, with a 5.59% net revenue interest, in the 1 well located in Tyler County, Texas which began producing in the first quarter of 2003. It is currently producing 15 barrels per day.

      Shelby County, Texas: The Company owns a 0.71% working interest, with a 0.42% net revenue interest, in the Bridges #1 well in Shelby County, Texas which began producing in September 2000. It is currently producing 1,000 Mcf per day.

      As of June 30, 2006, the Company has participated, either directly or indirectly through its sponsored limited partnerships, in 112 wells, of which 9 are presently productive and located in Texas and Louisiana and one well is being tested. In addition to the 9 wells, there are 45 wells in Kentucky and West Virginia owned by four partnerships managed by Eagle Energy, Inc., an unaffiliated entity. The Company owns a limited partnership interest in these four partnerships. In March 2003, the Company transferred all of its rights and interest in the Boon's Camp Partnership, the BR Development 2001-II Partnership, the BR Development Plus 2000 Partnership and the BR Private Development 2001-A Partnership to Eagle Energy, Inc. (a company formed by the Company's former president) in exchange for a 1% interest in these four partnerships. In addition, the Company still retains its 25% ownership as a limited partner through its direct investment in the BR Development 2000 Partnership.

      The working interest owned by the Company, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these other ownerships materially detract from the value of the properties or materially interfere with their use.

UNDEVELOPED PROPERTIES

      Iowa Dome 3D Project: The Company owns a 12.5% working interest in 612 acres in two prospects located in Calcasieu and Jefferson Davis Parishes, Louisiana. The Company has entered into joint participation agreements with two companies whereby they will reimburse the Company for certain acreage costs, pay the Company a prospect fee and pay the drilling cost through casing point on each of the wells drilled. One well was drilled on the gas prospect which started production in August 2006 at the rate of 300 mcf per day. It is anticipated that the other prospect will begin drilling in the third quarter of 2006.

      Live Oak Project: The Company owns a 75% working interest in 800 acres (two shallow prospects) and 2,568 acres (one deep prospect) in South Texas. The Company has entered into joint participation agreements with several companies on 75% working interest whereby these companies will reimburse the Company for certain acreage costs, pay a prospect fee and pay for the drilling cost through casing point on the initial well drilled on one of these three prospects. In the first quarter of 2006, a well was drilled on this shallow prospect and is being tested. The Company has a 12.5% working interest in this well until payout after which its interest will be 9.375%. On the other two prospects, one shallow and one deep, the Company renegotiated the participation agreements whereby the other joint owners will pay for all the completion costs and the Company will have a 9.375% working interest after the well reaches payout. In June 2006, operations began on the deep prospect which successfully reentered a previously shut in well. This well was logged and all the partners agreed to set casing in late July. Further evaluation and testing will continue in the coming months. For any development wells drilled on these three prospects, the Company will have a 9.375% working interest. In additions, there are potentially one or more shallow prospects and one or more deep prospects in this area that are being evaluated by the Company.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

      East Texas Project: Seven prospects have been identified in East Texas and leasing of oil and gas rights began in June 2005. This project is estimated to contain about 5,000 acres with the Company owning 100% of the leasehold. In the third quarter 2005, the Company negotiated to sell all of its interest on the first prospect to Blue Ridge Group Inc. (BR Group), a related party, and retained an 8% carried working interest. The well on this prospect was drilled in October 2005 and was a dry hole. In October 2005, the Company entered into joint participation agreements on three of the remaining six prospects with BR Group and another industry partner whereby they will pay 100% of prospect cost, pay the Company a prospect fee and pay 100% of the drilling cost through casing point on the initial well in the prospect. A similar participation agreement was entered into in the second quarter of 2006 with these two parties on the fifth prospect. If an election is made to complete the initial wells, the Company will have a 25% working interest in each well. For any development wells drilled on the prospects, the Company will have a 25% working interest. A well on one of the prospects was drilled in March 2006 and was a dry hole. A well on another of the prospects was drilled in June 2006 and was a dry hole. In July 2006, the well drilled on the fifth prospect was a dry hole. The well on the remaining prospect is scheduled to be drilled in August 2006. Leasing activity has ceased in this area.

      McAllen Project: The Company has identified a prospect in South Texas containing approximately 600 acres. The Company has reprocessed seismic data in the area, determined a viable drilling prospect exists and has begun leasing activity.

      Texas Gulf Coast Project: The Company has leased 1,331 acres in Wharton County, Texas. An exploratory well to test a Wilcox structure is planned. The Company plans on entering into joint participation agreements with other companies to further exploit the prospect.

      South Texas Project: The Company has entered into a pilot project with Deeside Energy LLC to evaluate three 3D seismic shoots in South Texas. The initial results of the pilot program look promising. A total of 400 square miles have been reviewed and as of the end of July 2006 twenty prospect leads have been identified. The Company is currently doing lease checks in the area and one last seismic interpretation. If this present work further defines the prospects, actual leasing of acreage will begin in the third quarter of 2006.

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

      The Company also intends to continue reviewing other exploratory acreage in South Texas, East Texas and the Texas and Louisiana Gulf Coast areas through its 3-D seismic data base in order to generate prospects at the ground level. Another avenue of participation is reviewing prospects generated by outside parties and if the economics fit into the business plan, participating in these projects. Other areas of interest for acquiring prospects and drilling wells are North Louisiana, West Texas, North Texas and the Rocky Mountain area.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

The Company had a net loss of $981,000 during the second quarter of 2006 compared to net loss of $461,000 for the same period in 2005. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.04 per share during the second quarter of 2006 and $0.02 per share during the second quarter of 2005. The major reasons, more fully explained below, for the $520,000 increase in loss are due to a decrease in management fee revenue, an increase in stock based compensation expense, advertising and marketing expense, general and administrative expenses, loss on sale of assets and lease operating costs offset by an increase in prospect fee and oil and gas revenue, a decrease in exploration costs and depreciation, depletion and amortization expense.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

OPERATING REVENUES

Operating revenues totaled $142,000 during the three months ended June 30, 2006, as compared to $175,000 during the three months ended June 30, 2005. During the second quarter of 2006, prospect fees of $46,000 were received compared to none in the prior year quarter. In the second quarter of 2005, $120,000 in management fees was received with no such fees generated during the second quarter of 2006. Revenue from oil and gas sales increased by $40,000 due to receipt of a $70,000 cash payment for past months revenue from an operator that failed to remit such payments in prior periods. This cash receipt is offset by lower sales on producing wells due to production declines.

DIRECT OPERATING COSTS

Direct operating costs totaled $44,000 during the three months ended June 30, 2006, as compared to $16,000 during the same period in 2005. The $28,000 increase is due to the recording of lease operating expenses on the well for which prior month's sales were recorded.

EXPLORATION COSTS

Exploration costs during the second quarter of 2006 were $93,000 compared to $128,000 for the same period in 2005. The $35,000 decrease is due to the McAllen Project that has begun leasing activity and exploration costs have ceased.

STOCK-BASED COMPENSATION EXPENSE

As required, the Company adopted FAS 123R on January 1, 2006. During the second quarter of 2006, $316,000 was recorded as non cash compensation expense. There is no similar expense in the prior year quarter.

OTHER OPERATING EXPENSES

Advertising and marketing expense for the second quarter of 2006 was $123,000 compared to $11,000 during the same period in 2005. During the second quarter of 2006, another $100,000 was paid under the agreement entered into during the first quarter of 2006 to promote the Company image. General and administrative expenses increased by $72,000 during the second quarter of 2006 as compared the same period in 2005. This increase is due to legal and administrative costs. Depreciation, depletion and amortization decrease by $30,000 mainly due to the recording of depreciation on capitalized retirement costs in the second quarter of 2005.

OTHER EXPENSES

In the second quarter of 2006, the Company and three of the limited partnerships sold their interest in various producing wells resulting in a loss of $37,000 by the Company in its investment in the wells and the limited partnerships. There is no similar expense in the same period in 2005.

INCOME TAX PROVISION

Consistent with prior quarters, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company's ability to utilize the deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

The Company had a net loss of $1,829,000 during the six months ended June 30, 2006, as compared to a net loss of $771,000 for the same period in 2005. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.07 and $0.04 per share during the six months ended June 30, 2006 and 2005, respectively. The major reasons, more fully explained below, for the $1,058,000 increase in loss are due to a decrease in management fee revenue and oil and gas revenue, an increase in stock based compensation expense, general and administrative expenses, advertising and marketing costs, and loss on sale of assets offset by an increase in prospect fee revenue, a decrease in exploration costs and depreciation, depletion and amortization expense.

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

OPERATING REVENUES

Operating revenues totaled $235,000 during the six months ended June 30, 2006 as compared to $301,000 during the six months ended June 30, 2005. During the second quarter of 2006, $63,000 was received in prospect fees as compared to none in prior year quarter. There was $40,000 received in management fees during the first six months of 2006 as compared to $120,000 received during the first six months of 2005. Oil and gas revenues decrease by $49,000 mainly due to production declines and several wells ceasing production at the end of 2005.

DIRECT OPERATING COSTS

Direct operating costs totaled $57,000 during the six months ended June 30, 2006, as compared to $68,000 during the same period in 2005. The $11,000 decrease is due to lower severance taxes directly related to the decrease in oil and gas sales.

EXPLORATION COSTS

Exploration costs for the six months ended June 30, 2006 decreased by $100,000 compared to the same period for 2005. In 2005 there was a reprocessing charge of $45,000 incurred and another $34,000 on the McAllen Project that has begun leasing activity in 2006 and exploration costs have ceased on this project.

STOCK-BASED COMPENSATION EXPENSE

As required, the Company adopted FAS 123R on January 1, 2006. During the first half of 2006, $568,000 was recorded as non cash compensation expense. There is no similar expense for the comparable period in 2005.

OTHER OPERATING EXPENSES

Marketing expenses increased to $225,000 during the six months ended June 30, 2006 as compared to the same period in 2005. A $200,000 payment has been made to an outside consultant to promote the Company's image. General and administrative expenses increased by $331,000 during the six months ended June 30, 2006 as compared to the same period in 2005. This increase is mainly due to hiring of three additional professional staff in the second quarter of 2005 and one staff in January 2006. Depreciation, depletion and amortization decreased $32,000 in the first half 2006 as compared to the same period 2005. This change is mainly due to the initial recording of depreciation expense on capitalized retirement costs in the second quarter of 2005.

OTHER EXPENSES

In the second quarter of 2006, the Company and three of the limited partnerships sold their interest in various producing wells resulting in a loss of $37,000 by the Company in its investment in the wells and the limited partnerships. There is no similar expense in the same period in 2005.

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

                 MANAGEMENTS' DISCUSSION AND FINANCIAL ANALYSIS

CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company's current ratio (current assets/current liabilities) was 1.9 to 1 at June 30, 2006 compared to 2.2 to 1 at December 31, 2005. This small decrease is due to an increase in accounts payable.

The Company's sources of cash during the first half of 2006 were the US Exempt Offering ($110,000), the Regulation S Offering ($315,000), the exercise of warrants ($404,000), management fees ($40,000), prospect fees ($63,000) and receipt of oil and gas sales ($115,000). The Company's sources of cash during 2005 were the US Exempt Offering ($797,623), the Regulation S Offering ($1,272,750), the exercise of warrants ($550,000), management fees ($190,000), prospect fees ($197,000) and oil and gas sales ($258,000). During the first half of 2006 and for the prior year, the Company relied upon these cash inflows to fund its capital expenditures and operating activity. Management intends to fund further growth with current cash reserves, equity transactions, fees generated from prospect sales and potential cash flows from operations as a result of receiving a carried working interest on wells from the prospects sold.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management's opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. The Company has obtained a resolution from Blue Ridge Group, Inc., a related party and the major stockholder (see Note 3, "Related Party Transactions", to financial statements), to provide the necessary financial support for the Company through at least July 1, 2007.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, The Company's management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There are no legal proceedings pending against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D ("US Exempt Offering") for a total of 797,623 units (each a "US Unit") at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company's common stock ("Common Stock") and one warrant, which expires on December 31, 2007 ("US Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company's counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements. Through June 30, 2006, the Company had accepted additional subscriptions in the aggregate amount of $110,000 for US Units. In addition, on December 31, 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the "Regulation S Offering") for a total of 1,272,750 units (each a "Regulation S Unit") at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 ("Regulation S Warrant") to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company's counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements. Through June 30, 2006, the Company had accepted additional subscriptions in the aggregate amount of $315,000 for Regulation S Units. Both of these offerings were closed in June 2006.

During the second quarter of 2006, the Company received $4,480 upon the exercise of 11,200 warrants at a price of $0.40 per share and issued 11,200 shares of Common Stock. These warrants were issued in 2002 to broker/dealers as fees for the placement of the Series E Preferred Stock.

These proceeds were used to purchase oil and gas leases and used as working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (A) The Company's annual meeting of stockholders scheduled for May
                31, 2006 was adjourned to June 8, 2006.

            (B) The directors elected at the meeting were:

                                       FOR               WITHHELD        ABSTAIN
Robert D. Burr                      13,352,336              --              --
Forrest E. Ebbs                     13,352,336              --              --
Gregory B. Shea                     13,352,336              --              --
Harry J. Peters                     13,352,336              --              --
Richard M. Hewitt                   13,352,336              --              --

                                     PART II

                                OTHER INFORMATION

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

                                     BAYOU CITY EXPLORATION, INC.

Date: August 14, 2006                By  /s/ Norman G. Haisler, Jr.
                                     --------------------------------------
                                         Norman G. Haisler, Jr.
                                         Senior Vice President-Finance &
                                         Chief Financial Officer