Form 10QSB
period 2006-09-30
BAYOU CITY EXPLORATION, INC.
filed 2006-11-14
CIK 1050957

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from          to
BAYOU CITY EXPLORATION, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	61-1306702
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
10777 Westheimer Road, Suite 170, Houston, TX 77042
(Address of Principal Executive Offices)
(832) 358-3900
(Issuer’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,089,001 shares of common stock as of November 6, 2006 and 23,300 shares of Series E Preferred Stock as of November 6, 2006.
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes ☐ No ☑

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FINANCIAL STATEMENTS OF REGISTRANT

INDEX	Number
Balance Sheets as of September 30, 2006 and December 31, 2005	3
Statements of Operations for the three months and nine months ended September 30, 2006 and 2005	4
Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	5
Notes to Financial Statements	6-14

Item 2. Management’s Discussion and Analysis of Operations	15-21
Item 3. Controls and Procedures	21

PART II

OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signature	23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

\

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash	$1,014,991	$1,307,747
Accounts receivable:
Managed limited partnerships	10,040	21,505
Related parties	—	218,961
Trade and other	645,667	664,555
Prepaid expenses and other current assets	11,913	76,225

TOTAL CURRENT ASSETS	1,682,611	2,288,993

PROPERTY AND EQUIPMENT, NET	1,479,039	1,727,483
OTHER NONCURRENT ASSETS	7,024	7,024

TOTAL ASSETS	$3,168,674	$4,023,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$762,769	$433,762
Accounts payable-related parties	—	47,600
Advances from joint interest owners	328,218	511,525
Current portion of long term debt	86,299	65,896

TOTAL CURRENT LIABILITIES	1,177,286	1,058,783

ASSET RETIREMENT OBLIGATION	80,842	77,842
LONG TERM DEBT	86,437	356,621

TOTAL LIABILITIES	1,344,565	1,493,246

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series E 23,300 shares issued and outstanding at September 30, 2006 and December 31, 2005 (liquidation preference of $233,000 at September 30, 2006 and December 31, 2005)	23	23
Common Stock, $0.005 par value; 150,000,000 shares authorized; 26,089,001 shares issued and outstanding at September 30, 2006 and 24,436,467 shares issued and outstanding at December 31, 2005	130,445	122,182
Additional paid-in capital	13,033,559	11,318,377
Accumulated deficit	(11,339,918)	(8,910,328)

TOTAL STOCKHOLDERS’ EQUITY	1,824,109	2,530,254

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,168,674	$4,023,500

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Prospect fees from others	$—	$—	$52,500	$—
Prospect fees from related parties	—	40,000	10,000	40,000
Management Fees	—	60,000	40,000	180,000
Oil and Gas Sales	38,839	36,713	171,085	217,566

TOTAL OPERATING REVENUES	38,839	136,713	273,585	437,566

OPERATING COSTS AND EXPENSES:
Lease operating costs	22,229	5,398	79,362	68,336
Dry hole and abandonment costs	—	—	—	5,110
Exploration costs	99,529	110,437	276,991	387,471
Depreciation, depletion and amortization	55,143	56,796	163,841	197,557
Accretion expense	1,000	—	3,000	12,500
Advertising and marketing costs	9,388	17,059	234,068	28,106
General and administrative costs	662,709	406,608	2,103,690	949,196

TOTAL OPERATING COSTS	849,998	596,298	2,860,952	1,648,276

OPERATING LOSS	(811,159)	(459,585)	(2,587,367)	(1,210,710)

OTHER INCOME (EXPENSE)
Interest expense	(4,816)	(9,627)	(20,633)	(29,672)
Gain on sale of assets	236,372	—	199,380	—

TOTAL OTHER INCOME (EXPENSE)	231,556	(9,627)	178,747	(29,672)

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(579,603)	(469,212)	(2,408,620)	(1,240,382)

INCOME TAX PROVISION	—	—	—	—

NET LOSS	$(579,603)	$(469,212)	$(2,408,620)	$(1,240,382)

SERIES E PREFERRED STOCK CASH DIVIDENDS	(6,990)	(6,990)	(20,970)	(20,970)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(586,593)	$(476,202)	$(2,429,590)	$(1,261,352)

NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.09)	$(0.06)

Weighted Average Common Shares Outstanding — Basic and Diluted	26,037,860,	21,522,616	25,646,560	21,352,541

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,408,620)	$(1,240,382)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation, depletion and amortization	163,841	197,557
Accretion expense	3,000	12,500
Dry hole and abandonment costs	—	5,110
Gain on sale of assets	(199,380)	—
Stock-based compensation expense	788,715	—
Change in operating assets and liabilities:
Accounts receivable-trade and other	30,353	(72,243)
Accounts receivable-related parties	218,961	(14,351)
Prepaid expenses and other assets	64,312	(20,807)
Advances on joint interest billings	(183,307)	—
Accounts payable-related parties	(47,600)	—
Accounts payable and accrued expenses	329,007	248,896

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,240,718)	(883,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and computer equipment	(34,231)	(65,725)
Purchase of oil and gas properties	(634,515)	(1,462,189)
Proceeds from sale of assets	156,853	—
Reimbursement of oil and gas properties	597,686	—

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	85,793	(1,527,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	—	42,095
Payments on long term debt	(51,591)	(42,554)
Proceeds from 2005 Regulation S offering	315,000	—
Proceeds from 2005 US exempt offering	110,000	—
Proceeds from 2006 Regulation S offering	131,250	—
Stock Issuance Costs	(31,000)	—
Proceeds from exercise of stock options	5,000	—
Proceeds from exercise of common stock warrants	404,480	400,000
Long-Term Advance	—	1,061,400
Dividends paid	(20,970)	(20,970)

NET CASH PROVIDED BY FINANCING ACTIVITIES	862,169	1,439,971

NET INCREASE (DECREASE) IN CASH	(292,756)	(971,663)

CASH AT BEGINNING OF PERIOD	1,307,747	1,465,675

CASH AT END OF PERIOD	$1,014,991	$494,012

SUPPLEMENTAL DISCLOSURES OF NON-CASH FROM FINANCING ACTIVITIES:
Related party debt forgiveness on property disposition	$198,188	—

Cash paid for interest	$20,633	$29,672

BAYOU CITY EXPLORATION, INC.
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
General
Bayou City Exploration, Inc., (the Company), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated (Gem Source), and subsequently changed the name to Blue Ridge Energy, Inc. in May, 1996. In June 2005, the Company changed its name to Bayou City Exploration, Inc. The Company’s principal office is located in Houston, Texas. The Company is engaged in the oil and gas business primarily in the Gulf Coast of Texas and Louisiana, East Texas, and South Texas with some gas production in Kentucky and West Virginia. The Company acquires direct interest in oil and gas leases. The interest includes both operated and non-operated working interest in exploratory and development wells. The Company intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a participant in oil and gas programs and as an independent producer of oil and gas. Since 2002, the Company has shifted its focus on oil and gas exploration and development activities from the Appalachian Basin to well-established producing geologic structures in the onshore Gulf Coast areas of Texas and Louisiana, South Texas and East Texas.
On December 31, 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D (“US Exempt Offering”) for a total of 797,623 units (each a “US Unit”) at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company’s common stock (“Common Stock”) and one warrant, which expires on December 31, 2007 (“US Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company’s counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements. Through September 30, 2006, the Company had accepted additional subscriptions in the aggregate amount of $110,000 for US Units. In addition, on December 31, 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the “Regulation S Offering”) for a total of 1,272,750 units (each a “Regulation S Unit”) at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 (“Regulation S Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company’s counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements. Through September 30, 2006, the Company had accepted additional subscriptions in the aggregate amount of $315,000 for Regulation S Units. Both of these offerings were closed in June 2006.
The Board of Directors has authorized for the Company to arrange for a private placement outside the United States under Regulation S of up to 2,000,000 units (the “Units”) of securities of the Company at a price of $1.25 per Unit with eligible purchasers. Each Unit consists of one common share (the “Unit Shares”) and one-half of one non-transferable share purchase warrant (the “Warrants”), with each whole Warrant entitling the holder thereof to purchase one additional common share (the “Warrant Shares”) of the Company’s capital stock at a price of $2.00 until 4:00 pm Central time on the date that is two years from the date of issuance of the Warrants. Through September 30, 2006, the Company accepted subscriptions totaling $131,250 and issued 105,000 Units pursuant to this private placement. The Company incurred $31,000 of issuance costs in connection with these subscriptions.
In 2004, the Company conducted a “Non-U.S.” private, restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the “Offering”). The Company offered up to an aggregate of 12,500,000 units, with no minimum subscription, of its own issue to eligible sophisticated investors at a subscription price of $0.20 per unit (each a Unit), with each such Unit consisting of one common share, one share purchase warrant with an exercise price of $0.50 expiring on December 31, 2005 and

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS
one piggyback warrant with an exercise price of $1.00 expiring on December 31, 2006. The Company received subscriptions totaling $2,474,000, net of expenses, for 12,500,000 Units through December 31, 2004 and the Offering was closed on the same date. Another 1,250,000 Units were issuable as of December 31, 2004 as a finder fee for services in connection with the Offering. Valuing these shares at the $0.20 offering price equates to a $250,000 fee. On April 28, 2005, the Company and all of the investors in the Offering as well as the two finders (collectively, the “Investors”) entered into a letter agreement (the “Letter Agreement”) having an effective date of December 31, 2004, whereby all of the Investors agreed to surrender for cancellation all of the piggyback warrants received in the Offering in order to prevent dilution and to help attract investors for future possible financings. In addition, the Company and the Investors agreed to correct a discrepancy between the subscription agreements and the warrant certificates to confirm that the exercise period of the warrants is from December 31, 2004 to December 31, 2005, instead of May 17, 2004 to May 17, 2005 as set out in the subscription agreements. In December 2005, the Board of Directors granted an extension to the exercise period until June 30, 2006. By Board resolutions the exercise period has been extended to December 31, 2006. In August 2005, 800,000 warrants were exercised for $400,000 and in November 2005 300,000 warrants were exercised for $150,000. Through September 30, 2006, another 800,000 warrants were exercised for $400,000.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management’s opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. The Company has obtained a resolution from Blue Ridge Group, Inc., a related party and the major stockholder (see Note 3, “Related Party Transactions”, to financial statements), to provide the necessary financial support for the Company through at least October 1, 2007.
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
Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123(R), Share-Based Payment. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in FASB Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This statement was adopted for the first quarterly reporting period of 2006 beginning on January 1 using the modified prospective method. Under this method, only new awards and awards modified, repurchased, or cancelled after the required effective date will be subject to requirements of FAS 123(R). No restatement of prior periods was necessary. Additionally, compensation expense will be recorded for any award with a grant date prior to January 1, 2006 for which the requisite service has not been performed. Reference the footnote on “Stock Options” for a detail explanation of the effect on the Company’s financial statements.
In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have a significant impact on future financial statements.
In April 2005, the FASB issued FSP FAS 19-1 Accounting For Suspended Well Costs. The FASB Staff concluded that well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify completion as a producing well and the company is making progress assessing reserves and the economic viability of the project. In effect, the Staff concluded that the 1-year period for assessing reserves as proved be waived provided that the two criteria discussed above are consistently met. The FSP was effective for the first interim period beginning after April 4, 2005. This FSP has had no impact on the Company’s financial statements.

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS
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
In May 2005, the FASB issued Statement No. 154 Accounting Changes and Error Corrections. This statement requires retrospective application to prior periods’ financial statements for changes in accounting principle. Previously, under APB 20, all such changes were recorded as a line item on the statement of operations only in the period of change. This statement is effective for fiscal years beginning after December 15, 2005 and has no impact on the 2006 financial statements.
In March 2005, the FASB issued Interpretation 47 Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB 143. This interpretation addresses contingent legal obligations and clarified that uncertainty of timing regarding resolution of a legal obligation does not preclude measurement of the liability at the time it is incurred. The Interpretation is effective for periods ending after December 15, 2005. This does not impact the Company’s accounting for its plugging and abandonment costs.
Revenue Recognition
Under the sales method, oil and gas revenue is recognized when produced and sold. Management fees are recognized under the accrual method and recorded when earned. Prospect fees charged under joint participation agreements are recorded after execution.
Accounts Receivable
Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Management’s assessment of the receivables indicate all will be collected and there is no provision made for bad debt. Receivables are reviewed quarterly, and if any are deemed uncollectible, they are written off as bad debts.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and cash on deposit. The Company defines cash equivalents as short-term and highly liquid investments that are both readily convertible to known amounts of cash and have an original maturity of less than 90 days.
Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits
The Company maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At September 30, 2006, there was approximately $845,000 in cash that was uninsured by the FDIC.
Advertising and Marketing
The Company expenses advertising and marketing costs as these are incurred. For the three and nine months ended September 30, 2006 and 2005, these costs are included in the statement of operations as advertising and marketing costs.
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

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS
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
The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At the end of the reporting periods, the Company had no costs capitalized pending determination, nor did it expense any costs during the three or nine months ended September 30, 2006 or September 30, 2005 for costs that had exceeded the one-year determination period.
Accounting for Asset Retirement Obligations
The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Prior to 2005, management determined that any future costs related to plugging and abandonment of producing wells would be substantially offset by the value of equipment removed from the well site and such estimates were immaterial to the financial statements. Therefore, no liability was recorded prior to 2005. Due to continued rising rig and fuel costs, a detailed estimate was made in the second quarter of 2005 to determine how these rising service costs would affect future plugging and abandonment costs. As a result of this analysis, management concluded that a liability should be recorded within the financial statements under the provisions of SFAS 143 and recorded the following during 2005: 1) an asset of $61,000, 2) accumulated amortization and amortization expense of $36,000, 3) a long-term liability of $78,000 and 4) accretion expense of $17,000. These costs are evaluated annually and adjusted accordingly under the guidelines of SFAS 143.
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

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS
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
Impairment of Long-Lived Assets
The Company follows the provisions of SFAS No. 144. Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%, in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities. No impairment expense was recorded for the three or nine months ended September 30, 2006 or 2005.
Income/(Loss) per Common Share
The Company calculates basic earnings per common share (“Basic EPS”) using the weighted average number of common shares outstanding for the period. The income available to common shareholders is computed by deducting dividends on the Series E Preferred Stock. The convertible preferred stock and outstanding stock warrants and options are considered anti-dilutive and therefore, excluded from the earnings per share calculations.
Warrants
Various warrants for the purchase of common stock were outstanding as of September 30, 2006. These warrants were convertible into 14,398,673 shares of common stock that are exercisable at prices ranging from $0.40 to $1.75 per share. During 2005, 1,100,000 warrants were exercised at a price of $0.50 resulting in 1,100,000 common shares being issued. In the first quarter of 2006, 800,000 warrants were exercised at a price of $0.50 resulting in 800,000 common shares being issued. In the second quarter of 2006, 11,200 warrants were exercised at a price of $0.40 resulting in 11,200 common shares being issued.
Stock Options
Effective January 1, 2006, the Company accounts for stock options in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the period ended September 30, 2006. Prior to January 1, 2006, the Company accounted for stock compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) as permitted by SFAS 123 as originally issued. Under APB 25, stock compensation expense was recognized only if the options had intrinsic value (difference between option exercise price and the fair market value of the underlying stock) at the date of grant. As the Company issued all options with an exercise price equal to the grant date market value of the underlying stock, no compensation expense had previously been recorded by the Company.
Under SFAS 123(R), the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of Staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to “plain vanilla” options in determining the expected term of option grants. SAB 107 permits the expected term of “plain vanilla” options to be calculated as the average of the option’s vesting term and contractual period. The Company has used this method in determining the expected term of all options. The Company has several awards that provide for graded vesting. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS
amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.
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
Income Taxes
No income tax provision has been established for the nine months ended September 30, 2006 and 2005, due to the net losses incurred or available via federal income tax carry forward provisions. Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, primarily representing net operating loss carry forwards, and therefore for financial reporting purposes, a valuation allowance of $3,081,000 and $2,024,000 as of September 30, 2006 and December 31, 2005, respectively, has been recognized to offset the net deferred tax assets.
The Company has a net operating loss carry forward of $4,911,000 as of December 31, 2005. These net operating loss carry forwards will begin expiring in 2020 unless utilized sooner. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issuance of the additional shares from the private stock placement. This rule will limit the NOL carry forward amount on the NOL balance at December 31, 2004 to $267,000 per year.
2. AFFILIATED OIL AND GAS PARTNERSHIPS
Included in the financial statements are contributions made to various sponsored oil and gas partnerships, less the applicable loss generated by these partnerships relative to the Company’s percentage ownership. The Company has allocated, on a pro-rata basis, the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.
3. STOCK OPTIONS
On August 8, 2001, the shareholders of the Company approved the Blue Ridge Energy Stock Option Plan (the 2001 Plan) which allows for the granting of stock options to eligible employees and directors. The stock option plans originally authorized the issuance to officers, directors, and key employees of up to 1,000,000 options to purchase shares of common stock at the fair value of the common stock on the date of grant. These options generally become exercisable 33% annually beginning on the date of grant and expire not later than ten years from the date of grant. The 2001 Plan allows for the options available for granting to increase at 10% of the additional shares outstanding. In 2002, the available stock options were increased by 144,580 shares when there was an increase in common shares issued. The Non-U.S. Regulation S Offering in 2004 increased the authorized stock option grants by another 1,375,000 under the plan’s provisions. The requisite service has been provided under the 2001 Plan. Grants and the shares available under the plan have been consolidated into the “Blue Ridge Energy, Inc. 2005 Stock Option and Incentive Plan” (the 2005 Plan) .
On February 22, 2005, the Board of Directors adopted the 2005 Plan, the purposes of which are to (i) attract and retain the best available personnel for positions of responsibility within the Company, (ii) provide additional incentives to employees of the Company, (iii) provide directors, consultants and advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continuance of service to the Company and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company’s business and increases in shareholder value, and (iv) generally to promote the success of the Company’s business and the interests of the Company and all of its stockholders, through the grant of options to purchase shares of the Company’s Common Stock and other incentives. Incentive benefits granted hereunder may be either Incentive Stock Options, Non-qualified Stock Options, stock awards, Restricted Shares, cash awards or other incentives determined by the board, as such terms are hereinafter defined. The types of options or other incentives granted shall be reflected in the terms of written agreements. Subject to adjustments upon changes in capitalization or merger, the maximum aggregate number of shares which may be optioned and sold or otherwise awarded under the 2005 Plan is seven million (7,000,000) common shares which

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS
includes options previously granted under the 2001 Plan. Any common shares available for grants and awards at the end of any calendar year shall be carried over and shall be available for grants and awards in the subsequent calendar year. The Board of Directors has all power to administer the 2005 Plan and is the body responsible for the Plan. The 2005 Plan will terminate on February 22, 2015.
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
On March 1, 2006, in conjunction with an independent service contract, the Company granted an option to purchase 500,000 shares for a two year term with 250,000 option shares having an exercise price of $2.25 and the other 250,000 option shares having an exercise price of $4.50. Referenced in the service contract, these options were fully vested on the contract date but never issued because the Company elected to terminate the service contract. Through June 30, 2006, the Company has recognized $287,000 of stock-based compensation expense with respect to these options resulting in unrecognized stock-based compensation totaling $430,500 at that date. Effective July 1, 2006, the Company discontinued recognizing stock-based compensation expense for these options as the service contract was terminated.
At September 30, 2006, there were options, fully vested and expected to vest, to purchase 3,573,750 shares with a weighted average exercise price of $0.69, an intrinsic value of $4,603,063 and a weighted average contractual term of 4.03 years.
At September 30, 2006, there were options, fully vested and currently exercisable, to purchase 3,373,750 shares with a weighted average exercisable price of $0.62, an intrinsic value of $4,603,063 and a weighted average contractual term of 4.02 years.
At September 30, 2006, there was $1,304,106 in unrecognized stock-based compensation costs related to non-vested stock options which will be expensed over a weighted average period of 3.71 years.
For the nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $788,715, which is included in general and administrative costs.
When calculating stock-based compensation expense the Company must estimate the percentage of non-vested stock options that will be forfeited due to normal employee turnover. Since its adoption of SFAS 123(R) on January 1, 2006, the Company has used a forfeiture rate of 20%. During the third quarter and fourth quarter-to-date, the Company experienced a number of resignations of senior management personnel, each of whom had been awarded options which, in many cases, had not vested and therefore will be forfeited. Specifically, options for the purchase of 2,055,000 shares (1,160,000 shares at September 30, 2006) at a weighted average exercise price of $2.36 will be forfeited as result of these resignations. These events have caused the Company to re-evaluate its forfeiture rate based on expected staffing levels,

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS
management turnover, incentive compensation plans and other factors. As a result of this re-evaluation, the Company increased its forfeiture rate to 50% during the third quarter 2006. Had the Company continued to use the 20% forfeiture rate, the stock-based compensation expense for the nine months ended September 30, 2006, would have increased by approximately $111,000.
The Company did not record any tax benefit for stock based compensation expense in accordance with its current policy on providing for a full income tax valuation allowance more fully explained in the “Income Taxes” note below.
For the nine months ended September 30, 2006, the weighted average grant date fair value was $1.45 for options granted, the total fair value of the options vested was $1,300,900 and the intrinsic value of options exercised was $672,500. The Company did not receive any cash from 350,000 options exercised during the first quarter of 2006 as they were “cashless exercises” that are permitted under the provisions of the plans. The 350,000 “cashless” exercised options resulted in the issuance of 301,334 common shares. In addition to the “cashless exercise,” an option for 10,000 shares was exercised at $0.50 per share for $5,000 in cash.
The following table provides a summary of the stock option activity for all options for the nine months ended September 30, 2006.

	Number of	Weighted Average
	Options	Exercise Price
Options at December 31, 2005	5,458,750	$0.99
Options granted	900,000	$2.76
Options exercised	(360,000)	$0.30
Options forfeited	(1,160,000)	$2.70
Options expired	(170,000)	$0.36

Options at September 30, 2006	4,668,750	$0.98

Options exercisable at September 30, 2006	3,373,750	$0.62
Had compensation cost for employee stock options been determined based on the fair value at the grant date consistent with SFAS No. 123(R) prior to its adoption on January 1, 2006, the Company’s net loss and loss per share for the nine months ended September 30, 2005 would have been as follows:

	September 30,	September 30,
	2006	2005
Net Loss, as reported	$(2,408,620)	$(1,240,382)
Add: Stock based compensation included in Net Loss	788,715	—
Deduct: Stock based compensation determined under fair value	(788,715)	(589,900)

Pro Forma Net Loss	$ (2,408,620)	$(1,830,282)

Net Loss Attributable to Common Stockholders, as reported	$(2,429,590)	$(1,261,352)
Add: Stock based compensation included in Net Loss	788,715	—
Deduct: Stock based compensation determined under fair value	(788,715)	(589,900)

Pro Forma Net Loss	$(2,429,590)	$(1,851,252)

Basic and Diluted Income (Loss) per Common Share, as reported	$(0.09)	$(0.06)

Basic and Diluted Income (Loss) per Common Share, Pro Forma	$(0.09)	$(0.09)

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS
The following table provides assumptions on stock option grants made during the nine months ended September 30, 2006.

September 30, 2006
Risk free interest rate	3.98% to 4.35%
Expected option life	5 to 7.5 years
Expected dividend yield	0%
Expected volatility range	0.77 to 1.18
Expected volatility weighted average	1.28
4. RELATED PARTY TRANSACTIONS
Common Stock Transactions
As of September 30, 2006, there are 26,089,001 shares of common stock issued and outstanding. A total of 3,954,075 shares are held by Blue Ridge Group, Inc. and the remaining 22,134,926 shares are held by approximately 560 shareholders of record.
Receivables/Payables
At December 31, 2005, BR Group owed the Company $7,463 for office costs and $211,498 for prospect leasehold costs chargeable under the various participation agreements entered into between the two companies which were invoiced during December 2005. At December 31, 2005, the Company owed BR Group $47,600 for administrative and consultant costs incurred on its behalf during 2005. There are no outstanding balances due or owed at September 30, 2006.
Note Payable
On October 1, 2004, the Company entered into a $500,000 promissory note with BR Group to settle outstanding cash advances received from BR Group during prior periods. The note bears interest at 7.95% for a term of eight years with monthly payments of $7,056 for principal and interest. This note is secured by all oil and gas production income that the Company holds until the note has been paid in full. At September 30, 2006, the note balance was $148,031.
On August 1, 2006, the Company sold 18.75% of its original 25% carried interest in the Neches Townsite prospect to BR Group for $198,188. The proceeds of the sale were used to reduce the note payable balance to BR Group.
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
5. CONTINGENCIES
Neither the Company nor any of its properties is subject to any material pending legal proceedings.
The Company’s oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, the Company maintains general and umbrella liability insurance coverage of approximately $10 million per occurrence and in the aggregate. The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations.

MANAGEMENTS’ DISCUSSION AND FINANCIAL ANALYSIS
General
Bayou City Exploration, Inc. (the Company), a Nevada corporation, was organized in November, 1994, as Gem Source, Incorporated. The name was subsequently changed to Blue Ridge Energy, Inc. in May, 1996 and most recently changed to Bayou City Exploration, Inc. in June 2005. The Company’s executive office is located at 10777 Westheimer Road, Suite 170, Houston, Texas 77042.
All of the periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-KSB as filed with the SEC. For copies of this, or any other filings, please contact: James Youngblood at Bayou City Exploration, Inc. 10777 Westheimer Road, Suite 170 Houston, Texas 77042 or call (832) 358-3900.
Historically, the Company’s major activity was sponsoring joint ventures and limited partnerships. In the past three years, however, the Company has been engaged in the oil and gas business primarily in the Gulf Coast of Texas and Louisiana, East Texas, and South Texas with some gas production in Kentucky and West Virginia. Another area of interest the Company is pursuing is in the Rocky Mountain region. The Company acquires direct interest in oil and gas leases. The interest includes both operated and non-operated working interest in exploratory and development wells. The Company intends to maintain an active role in the oil and gas industry as an operator of oil and gas wells, a participant in oil and gas programs and as an independent producer of oil and gas. Our objectives are to increase our proved reserves, cash flow and shareholder equity through oil and natural gas drilling projects.
On December 31, 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D (“US Exempt Offering”) for a total of 797,623 units (each a “US Unit”) at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company’s common stock (“Common Stock”) and one warrant, which expires on December 31, 2007 (“US Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company’s counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements. Through September 30, 2006, the Company had accepted additional subscriptions in the aggregate amount of $110,000 for US Units. In addition, on December 31, 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the “Regulation S Offering”) for a total of 1,272,750 units (each a “Regulation S Unit”) at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 (“Regulation S Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company’s counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements. Through September 30, 2006, the Company had accepted additional subscriptions in the aggregate amount of $315,000 for Regulation S Units. Both of these offerings were closed in June 2006.
The Board of Directors has authorized for the Company to arrange for a private placement outside the United States under Regulation S of up to 2,000,000 units (the “Units”) of securities of the Company at a price of $1.25 per Unit with eligible purchasers. Each Unit consists of one common share (the “Unit Shares”) and one-half of one non-transferable share purchase warrant (the “Warrants”), with each whole Warrant entitling the holder thereof to purchase one additional common share (the “Warrant Shares”) of the Company’s capital stock at a price of $2.00 until 4:00 pm Central time on the date that is two years from the date of issuance of the Warrants.
The Company continues the process that management believes will lead to growth in its prospect inventory and, with the drilling of wells, will give the Company the emphasis needed to further its growth. The Company should not have to depend on acquisitions to increase our reserve base, however, if the proper opportunity presents itself, it will be evaluated it to see if it fits our growth profile. The Company does not intend to make an acquisition as a short term fix that would jeopardize long term goals. Our operating strategy should enable us to take advantage of these fundamentals:
•	Focus in proven geologic trends throughout the onshore Gulf Coast Region of Texas and Louisiana.

•	Control our geological ideas in both data and land positions that are starting to comprise our prospect inventory.

•	Continuous expansion of our prospect inventory through acquisition of 3-D seismic data and land as well as constant re-processing and re-interpretation through fundamental geologic studies and sophisticated geophysical interpretive techniques.

MANAGEMENTS’ DISCUSSION AND FINANCIAL ANALYSIS
•	Structure our drilling program to enable management to sell down enough interest in the well to mitigate risk and improve economics.

•	Strive to maintain the highest possible ownership of our highest potential drilling prospects.
The Company entered into a “lifetime participation” membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 254 3-D data sets and 13,000 miles of 2-D data available, and the Company will generate drilling prospects from these data sets for the purpose of retaining a carried working interest and possibly participating in these prospects. During the third quarter of 2004, the Company purchased a seismic software license for interpreting the Echo data and purchased three 3D computer workstations, along with office furniture, and these stations are fully operational. The Company is focusing its exploration efforts on the 3-D data sets to identify leads and develop prospects.
At September 30, 2006, the Company had total assets of $3,169,000, total liabilities of $1,345,000 and stockholders’ equity of $1,824,000. The Company had a net loss of $2,408,000 during the nine months ended September 30, 2006 and net loss of $1,240,000 for the same period in 2005. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.09 per share during the nine months ended September 30, 2006 as compared to $0.06 during the same period in 2005. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.
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
Under SFAS 123R, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of Staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to “plain vanilla” options in determining the expected term of option grants. SAB 107 permits the expected term of “plain vanilla” options to be calculated as the average of the option’s vesting term and contractual period. The Company has used this method in determining the expected term of all options. The Company has several awards that provide for graded vesting. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.
The adoption of this statement by the Company has a material effect on the reported loss for the nine months ended September 30, 2006. Of the $2,408,000 loss reported, $789,000, or 33%, is for stock based compensation expense. No such expense is recorded in the prior year. At September 30, 2006, there was $1,304,000 in unrecognized stock based compensation expense for options vesting after January 1, 2006 that will be expensed over approximately four years. As new option grants are made, the fair value of these options will also be expensed in future periods. The Company cannot estimate future grants to be made and therefore cannot estimate any costs for these future grants. This reported expense does not affect the cash flow of the Company since it is a calculation determining a value for stock options granted to employees, directors or business associates. For small companies like Bayou City, the awarding of stock options is one way to attract key personnel without having large cash outlays for salary or bonuses. It can be expected that stock options awards will be made in the future and such grants will affect the net income or loss of the Company.
Key Properties
The following are the primary properties held by the Company as of September 30, 2006:

MANAGEMENTS’ DISCUSSION AND FINANCIAL ANALYSIS
Developed Properties
Henry Hilda #1: The Company owns a 12.5% working interest with a 9.0% net revenue interest in the well located in Jeff Davis Parish, Louisiana. The well is producing at a rate of 320 mcf per day.
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
As of September 30, 2006, the Company has participated, either directly or indirectly through its sponsored limited partnerships, in 112 wells, of which 9 are presently productive and located in Texas and Louisiana and one well is being tested. In addition to the 9 wells, there are 45 wells in Kentucky and West Virginia owned by four partnerships managed by Eagle Energy, Inc., an unaffiliated entity. The Company owns a limited partnership interest in these four partnerships. In March 2003, the Company transferred all of its rights and interest in the Boon’s Camp Partnership, the BR Development 2001-II Partnership, the BR Development Plus 2000 Partnership and the BR Private Development 2001-A Partnership to Eagle Energy, Inc. (a company formed by the Company’s former president) in exchange for a 1% interest in these four partnerships. In addition, the Company still retains its 25% ownership as a limited partner through its direct investment in the BR Development 2000 Partnership.
The working interest owned by the Company, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these other ownerships materially detract from the value of the properties or materially interfere with their use.
Undeveloped Properties
Iowa Dome 3D Project: The Company owns a 12.5% working interest in 451 acres in one prospect located in Calcasieu and Jefferson Davis Parishes, Louisiana. The Company has entered into joint participation agreements with two companies whereby they will reimburse the Company for certain acreage costs, pay the Company a prospect fee and pay the drilling cost through casing point on the well to be drilled.
Live Oak Project: The Company owns a 75% working interest in 800 acres (two shallow prospects) and 2,568 acres (one deep prospect) in South Texas. The Company has entered into joint participation agreements with several companies on 75% working interest whereby these companies will reimburse the Company for certain acreage costs and pay a prospect fee. In the first quarter of 2006, a well was drilled on this shallow prospect and is currently being tested. The Company has a 9.375% working interest in this well after payout. In the deep prospect the Company also has a 9.375% working interest after payout. The initial well on the deep prospect has been temporarily abandoned and the prospect is under evaluation. In the other shallow prospect the Company will have a 9.375% working interest after the well reaches payout. For any development wells drilled on these three prospects, the Company will have a 9.375% working interest. In additions, there are potentially one or more shallow prospects and one or more deep prospects in this area that are being evaluated by the Company.

MANAGEMENTS’ DISCUSSION AND FINANCIAL ANALYSIS
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
McAllen Project: The Company has identified a prospect in South Texas containing approximately 875 acres. The Company has reprocessed seismic data in the area, determined a viable drilling prospect exists. The Company has purchased 427 mineral acres and has secured leases covering an additional 448 acres on the prospect. The Company is currently seeking a suitable drilling partner on this project.
Texas Gulf Coast Project: The Company has leased 1,331 acres in Wharton County, Texas. An exploratory well to test a Wilcox structure is planned. The Company plans on entering into joint participation agreements with other companies to further exploit the prospect.
South Texas Project: The Company has entered into a pilot project with Deeside Energy LLC to evaluate three 3D seismic shoots in South Texas. The initial results of the pilot program look promising. A total of 400 square miles have been reviewed and as of the end of July 2006 twenty prospect leads have been identified. The Company is currently doing lease checks in the area and one last seismic interpretation. If this present work further defines the prospects, actual leasing of acreage will begin in the fourth quarter of 2006. The Company has entered into a participation agreement with a private industry partner in which the Industry partner has the right of first refusal to pay for all the leasing and brokerage cost in return for a 50% interest in any prospects developed.
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
Results of Operations
Three Months Ended September 30, 2006 and 2005
The Company had a net loss of $580,000 during the third quarter of 2006 compared to net loss of $469,000 for the same period in 2005. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.02 per share during the third quarter of 2006 and $0.02 per share during the third quarter of 2005. The major reasons, more fully explained below, for the $111,000 increase in loss are due to a decrease in management fee and prospect fee revenue, an increase in stock based compensation expense, advertising and marketing expense, general and administrative expenses, partially offset by gain on sale of assets.

MANAGEMENTS’ DISCUSSION AND FINANCIAL ANALYSIS
Operating Revenues
Operating revenues totaled $39,000 during the three months ended September 30, 2006, as compared to $137,000 during the three months ended September 30, 2005. During the third quarter of 2006 no prospect fees income was received compared to $40,000 in the prior year quarter. In the third quarter of 2005, $60,000 in management fees was received with no such fees generated during the third quarter of 2006. Revenue from oil and gas sales was $39,000 during the three months ended September 30, 2006 as compared to $37,000 during the three months ended September 30, 2005.
Direct Operating Costs
Direct operating costs totaled $22,000 during the three months ended September 30, 2006, as compared to $5,000 during the same period in 2005. The $17,000 increase is primarily due to increased workover expenses.
Exploration Costs
Exploration costs during the third quarter of 2006 were $100,000 compared to $110,000 for the same period in 2005. The $10,000 decrease is due to the McAllen Project that has begun leasing activity and exploration costs have ceased.
Stock-Based Compensation Expense
As required, the Company adopted FAS 123R on January 1, 2006. During the third quarter of 2006, $221,000 was recorded as non cash compensation expense. There is no similar expense in the prior year quarter.
When calculating stock-based compensation expense the Company must estimate the percentage of non-vested stock options that will be forfeited due to normal employee turnover. Since its adoption of SFAS 123(R) on January 1, 2006, the Company has used a forfeiture rate of 20%. During the third quarter and fourth quarter-to-date, the Company experienced a number of resignations of senior management personnel, each of whom had been awarded options which, in many cases, had not vested and therefore will be forfeited. Specifically, options for the purchase of 2,055,000 shares (1,160,000 shares at September 30, 2006) at a weighted average exercise price of $2.36 will be forfeited as result of these resignations. These events have caused the Company to re-evaluate its forfeiture rate based on expected staffing levels, management turnover, incentive compensation plans and other factors. As a result of this re-evaluation, the Company increased its forfeiture rate to 50% during the third quarter 2006. Had the Company continued to use the 20% forfeiture rate, the stock-based compensation expense for the nine months ended September 30, 2006, would have increased by approximately $111,000.
On March 1, 2006, in conjunction with an independent service contract, the Company granted an option to purchase 500,000 shares for a two year term with 250,000 option shares having an exercise price of $2.25 and the other 250,000 option shares having an exercise price of $4.50. Referenced in the service contract, these options were fully vested on the contract date but never issued because the Company elected to terminate the service contract. Through June 30, 2006, the Company has recognized $287,000 of stock-based compensation expense with respect to these options resulting in unrecognized stock-based compensation totaling $430,500 at that date. Effective June 30, 2006, the Company discontinued recognizing stock-based compensation expense for these options.
Other Operating Expenses
Advertising and marketing expense for the third quarter of 2006 was $9,000 compared to $17,000 during the same period in 2005. General and administrative expenses increased by $256,000 during the third quarter of 2006 as compared the same period in 2005. This increase is due to legal and administrative costs and stock compensation expense.

Other Income and Expenses
In the third quarter of 2006, the Company sold 18.75% of its original 25% carried working interest in the Neches Townsite prospect to BR Group resulting in a gain of $198,188. There are no similar items in the same period in 2005.
Income Tax Provision
Consistent with prior quarters, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.
Nine Months Ended September 30, 2006 and 2005
The Company had a net loss of $2,408,000 during the nine months ended September 30, 2006, as compared to a net loss of $1,240,000 for the same period in 2005. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.09 and $0.06 per share during the nine months ended September 30, 2006 and 2005, respectively. The major reasons, more fully explained below, for the $1,168,000 increase in loss are due to a decrease in management fee revenue and oil and gas revenue, an increase in stock based compensation expense, general and administrative expenses, advertising and marketing costs, partially offset by an increase in gain on sale of assets, a decrease in exploration costs and depreciation, depletion and amortization expense.
Operating Revenues
Operating revenues totaled $274,000 during the nine months ended September 30, 2006 as compared to $437,000 during the nine months ended September 30, 2005. There was $40,000 received in management fees during the first nine months of 2006 as compared to $180,000 received during the first nine months of 2005. Oil and gas revenues decreased by $46,000 mainly due to production declines and several wells ceasing production at the end of 2005.
Direct Operating Costs
Direct operating costs totaled $79,000 during the nine months ended September 30, 2006, as compared to $73,000 during the same period in 2005. The $6,000 increase is due to lower severance taxes directly related to the decrease in oil and gas sales.
Exploration Costs
Exploration costs for the nine months ended September 30, 2006 decreased by $110,000 compared to the same period for 2005. In 2005 there was a reprocessing charge of $45,000 incurred and another $34,000 on the McAllen Project that has begun leasing activity in 2006 and exploration costs have ceased on this project.
Stock-Based Compensation Expense
As required, the Company adopted FAS 123R on January 1, 2006. During the nine months ended September 30, 2006, $789,000 was recorded as non cash compensation expense. There is no similar expense for the comparable period in 2005.
Other Operating Expenses
Marketing expenses increased by $206,000 during the nine months ended September 30, 2006 as compared to the same period in 2005. A $200,000 payment has been made to an outside consultant to promote the Company’s image. General and administrative expenses increased by $1,155,000 during the nine months ended September 30, 2006 as compared to the same period in 2005. This increase is mainly due to hiring of three additional professional staff in the second quarter of 2005 and one staff in January 2006 and $789,000 of stock-based compensation expense which was not recorded in 2005. Depreciation, depletion and amortization decreased $34,000 during the nine months ended September 30, 2006 as compared to the same period 2005. This change is mainly due to the initial recording of depreciation expense on capitalized retirement costs in the second quarter of 2005.

Other Income and Expenses
During the nine months ended September 30, 2006 the Company and three of the limited partnerships sold their interest in various producing wells resulting in a net loss of $36,992 by the Company in its investment in the wells and the limited partnerships. Additionally, the Company sold 18.75% of its original 25% carried working interest in the Neches Townsite prospect to BR Group, resulting in a gain of $198,188. There are no similar items in the same period in 2005.
Income Tax Provision
Consistent with prior quarters, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recognized due to the uncertainty regarding recognition of the deferred tax assets.
Capital Resources and Financial Condition
The Company’s current ratio (current assets / current liabilities) was 1.4 to 1 at September 30, 2006 compared to 2.2 to 1 at December 31, 2005. This decrease is due to a decrease in cash and receivables and an increase in accounts payable.
The Company’s sources of cash during the nine months ended September 30, 2006 were the US Exempt Offering ($110,000), the Regulation S Offering ($315,000), the private placement of Units ($131,000), the exercise of warrants ($404,000), management fees ($40,000), prospect fees ($63,000) and receipt of oil and gas sales ($171,000). The Company’s sources of cash during 2005 were the US Exempt Offering ($798,000), the Regulation S Offering ($1,273,000), the exercise of warrants ($550,000), management fees ($190,000), prospect fees ($197,000) and oil and gas sales ($258,000). During the nine months ended September 30, 2006 and for the prior year, the Company relied upon these cash inflows to fund its capital expenditures and operating activity. Management intends to fund further growth with current cash reserves, equity transactions, fees generated from prospect sales and potential cash flows from operations as a result of receiving a carried working interest on wells from the prospects sold.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. It is management’s opinion that the going concern basis of reporting its financial position and results of operations is appropriate at this time. The Company has obtained a resolution from Blue Ridge Group, Inc., a related party and the major stockholder (see Note 3, “Related Party Transactions”, to financial statements), to provide the necessary financial support for the Company through at least October 1, 2007.
Item 3. Controls and Procedures
As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the disclosure controls and procedures. Based on that evaluation, The Company’s management, including the CEO and CFO, concluded that the disclosure controls and procedures were effective. There have been no changes in these internal controls over financial reporting that occurred during the nine months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There are no legal proceedings pending against the Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Board of Directors has authorized the Company to arrange for a private placement of up to 2,000,000 units (the “Units”) of securities of the Company at a price of $1.25 per Unit with eligible private purchasers outside the United States pursuant to Regulation S under the Securities Exchange Act of 1933. Each Unit consists of one common share (the “Unit Shares”) and one-half of one non-transferable share purchase warrant (the “Warrants”), with each whole Warrant entitling the holder thereof to purchase one additional common share (the “Warrant Shares”) of the Company’s capital stock at a price of $2.00 until 4:00 pm Central time on the date that is two years from the date of issuance of the Warrants. Through September 30, 2006, the Company accepted subscriptions totaling $131,250 and issued 105,000 Units pursuant to this private placement.
These proceeds were used to purchase oil and gas leases and used as working capital.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
(a) Morris Hewitt intends to resign as President and CEO of the Company for personal reasons on November 28, 2006. Wayne Hardin, who will begin employment with the Company on or about November 15, 2006, will become the President and CEO of the Company on November 29, 2006.
Mr. Hardin has acted as a consultant in the oil and gas area for over 20 years. He has provided consulting services from time to time for Blue Ridge Group, Inc., an affiliate of the Company. He has also provided consulting services to the Company. He was Chief Operating Officer for Texas General Resources, Inc. from 1980 to 1981. Mr. Hardin holds a Petroleum Engineering Degree from LSU and a law degree from South Texas College of Law. Mr. Hardin’s compensation arrangements have not been finalized.
ITEM 6. EXHIBITS

Exhibit 31.1	Chief Executive Officer’s 302 Certification

Exhibit 31.2	Chief Financial Officer’s 302 Certification

Exhibit 32.1	Chief Executive Officer’s 906 Certification

Exhibit 32.2	Chief Financial Officer’s 906 Certification

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYOU CITY EXPLORATION, INC.
Date: November 14, 2006	By	/s/ Morris T. Hewitt

President and Chief Executive Officer