Form 10KSB
period 2006-12-31
BAYOU CITY EXPLORATION, INC.
filed 2007-04-26
CIK 1050957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB
(MARK ONE)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 0-277443
BAYOU CITY EXPLORATION, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

NEVADA	61-1306702

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

10777 WESTHEIMER, STE 170, HOUSTON, TX	77042

(ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)	(ZIP CODE)
(832) 358-3900

(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)
SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
COMMON STOCK PAR VALUE $.005 PER SHARE
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $298,525
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $7,697,115 as of April 10, 2007 based upon the closing price of the common stock on the OTC “Bulletin Board” on April 10, 2007 of $0.34 per share. As of April 10, 2007 the registrant had 26,276,943 shares of Common Stock, par value $0.005 per share, and 23,300 shares of Series E Preferred Stock, par value $0.001 per share, subscribed or outstanding.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
26,276,943 Shares of Common Stock Outstanding at April 10, 2007; 23,300 Shares of Preferred Stock Outstanding at April 10, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III.

FORM 10-KSB

PART I
1. DESCRIPTION OF BUSINESS
General Description
Bayou City Exploration, Inc., (“the Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated (“Gem Source”), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In June 2005, the Company changed its name to Bayou City Exploration, Inc. The Company’s executive office in the year 2006 was located 10777 Westheimer, Suite 170, Houston, Texas, 77042. On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101.
On April 4, 2007, the Company announced the resignation of W. Wayne Hardin as President and Chief Executive officer. D. Edwin Suhr, Jr. was given thirty days notice of termination as of April 1, 2007, as Senior Vice President of Land and Operations/Secretary and Richard M. Hewitt resigned as a Director. Mr. Hardin’s resignation was effective as of April 3, 2007. Mr. Hewitt’s resignation will become effective May 1, 2007. The three remaining employees and other contract personnel located in the Houston, Texas office were given thirty days notice of termination of their employment as of April 1, 2007, although some of this support staff may be retained on a contract or temporary basis.
The Company also announced that Robert D. Burr has been appointed President and Chief Executive Officer of the Company by the Board on an interim basis as of April 3, 2007 while the Company continues to search for new executive management during this transitional phase of the Company. The Company is moving its headquarters from Houston, Texas, to Bowling Green, KY in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. The Company’s main objectives will now be to review, identify, and acquire selected non-operated oil and gas prospects with the intent to sell a portion of the acquired interest to other industry parties at a profit and retain a carried interest in the property for the Company. Robert D. Burr and the Board are pursuing other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of December 31, 2006 it intends to sell to third parties and/or Blue Ridge Group, Inc for a recovery of the Company’s invested funds and also make a profit. This should provide operating capital for the Company during this restructuring period. The Board is currently re-defining the focus and direction of company and re-assessing the personnel needed by the company to allow the Company to move to a profitable operating position.
Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2006 includes an explanatory paragraph that states that we have experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2006 and 2005 our statement of operations reflects a net loss from continued operations of $3,891,163 and $1,751,883, respectively.
Our ability to meet future cash and liquidity requirements is dependent on a variety of factors, including our ability to raise more capital, successfully negotiate extended payment terms with our creditors and implement our plans of restructuring as described above. The presence of the going concern note may have an adverse impact on our relationship with third parties such as potential investors. If we are unable to continue as a going concern we would have to liquidate our remaining assets, if any. This would have a material adverse effect on your investment with the Company.
All of our periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-KSB as filed with the SEC and a copy of its Code of Ethics. For copies of this, or any other filings, please contact: Robert D. Burr at Bayou City Exploration, Inc., 632 Adams Street – Suite 700, Bowling Green, KY 42101 or call (800)-798-3389.
The Company is engaged in the oil and gas business primarily in the gulf coast of Texas, east Texas, south Texas, and Louisiana. Through 2006 the Company developed oil and gas prospects, acquired a direct interest in such oil and gas leases, and then sold a portion of such prospects to industry participants and retained a carried interest plus made a prospect fee for developing the oil and gas prospect. The interest includes both operated and non-operated working interest in exploratory and development wells.
In 2006, the Company sold 315,000 shares of common stock at $1.00 per share for total proceeds to the Company of $315,000 under an exempt private placement basis pursuant to Regulation S (the “Regulation S Offering”). This offering was made outside the United States to eligible sophisticated investors. Each Unit sold consisted of one share of common Stock and one Warrant, which expires on December 31, 2007 (“Regulation S Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. This offering was closed in June, 2006.
In 2006, the Company sold 110,000 shares of common stock at $1.00 per share for total proceeds to the Company of $110,000 under an exempt private placement basis pursuant to Regulation D (the “US Exempt Offering”). This offering was made inside the United States to accredited investors as defined in Regulation D. Each Unit sold consisted of one share of common Stock and one Warrant, which expires on December 31, 2007 (“US Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. This offering was closed in June, 2006.
In 2006, the Company sold 105,000 Units pursuant to a private placement outside the United States under Regulation S at a price of $1.25 per Unit to eligible purchasers for total proceeds to the Company of $131,250. Each Unit consisted of one common share and one-half of one non-transferable share purchase warrant (the “Warrants”) with each whole Warrant entitling the holder thereof to purchase one additional common share (the Warrant Shares”) of the Company’s common stock at a price of $2.00 at any time up until 4:00 pm Central time on the date that is two years from the date of issuance of the Warrants. The Company incurred $31,000 of issuance costs in connection with these subscriptions.
In 2006, 1,075,000 common stock warrants were exercised at $0.50 per share for total proceeds to the Company of $537,500. These warrants were from the 2004 and 2005 offering to Non-U.S private investors, through a restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the “Offering” referred to below). By Board of Directors resolutions the exercise period was extended to December 31, 2006 and the period to exercise warrants under this offering has now expired.

PART I
1. DESCRIPTION OF BUSINESS—CONTINUED
In 2006, 11,200 Series E warrants were exercised at $0.40 per share for total proceeds to the Company of $4,480.
In 2006, 224,276 common stock options were exercised by the officers and directors of the Company for total proceeds to the Company of $5,000.
In 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D (“US Exempt Offering”) for a total of 797,623 units (each a “US Unit”) at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company’s common stock (“Common Stock”) and one warrant, which expires on December 31, 2007 (“US Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company’s counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements.
In 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the “Regulation S Offering”) for a total of 1,272,750 units (each a “Regulation S Unit”) at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 (“Regulation S Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company’s counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements.
The Company entered into a “lifetime participation” membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 3-D data sets and 13,000 miles of 2-D data available which the Company continues to use to generate oil and gas drilling prospects.
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
Markets: The price obtainable for oil and gas production from the Company’s properties is affected by market factors beyond the control of the Company. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net revenues from the Company properties. Changes in oil and gas prices can impact the Company’s determination of proved reserves and the Company’s calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves. In addition, demand for oil and gas in the United States and worldwide may affect the Company’s level of production. From time to time, a surplus of gas or oil supplies may exist, the effect of which may be to reduce the amount of hydrocarbons that the Company may produce and sell, while such an oversupply exists. In recent years, initial steps have been taken to provide additional gas pipelines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.
Competition, Markets and Regulations-Continued
Regulations:
Environmental Regulation
The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment by the oil and gas industry. These laws and regulations may require the acquisition of permits by oil and gas operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from operations, particularly operations near or in onshore and offshore waters or on submerged lands. These laws and regulations may also increase the costs of routine drilling and operation of wells. Because these laws and regulations change frequently and are becoming increasingly more stringent, the costs to the Company of compliance with existing and future environmental regulations and the overall impact on the Company’s operations or financial condition cannot be predicted, but are likely to increase.

PART I
1. DESCRIPTION OF BUSINESS—CONTINUED
The Company generates wastes that may be subject to the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The United States Environmental Protection Agency (“EPA”) and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by the Company’s operations that are currently exempt from treatment as “hazardous wastes” may in the future be designated as “hazardous wastes,” and therefore be subject to more rigorous and costly operating and disposal requirements.
The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and natural gas. Although the Company believes that it has utilized good operating and waste disposal practices, prior owners and operators of these properties may not have utilized similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), RCRA and analogous state laws, as well as state laws governing the management of oil and natural gas wastes. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.
CERCLA and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for the waste of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
Federal Regulation of Natural Gas
The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a summary of the principal statutes, regulations and orders that may affect the production and sale of natural gas from the Company properties.
FERC Orders
Several major regulatory changes have been implemented by the Federal Energy Regulatory Commission (“FERC”) from 1985 to the present that affect the economics of natural gas production, transportation and sales. In addition, the FERC continues to promulgate revisions to various aspects of the rules and regulations affecting those segments of the natural gas industry that remain subject to the FERC’s jurisdiction. In April 1992, the FERC issued Order No. 636 pertaining to pipeline restructuring. This rule requires interstate pipelines to unbundle transportation and sales services by separately stating the price of each service and by providing customers only the particular service desired, without regard to the source for purchase of the gas. The rule also requires pipelines to (i) provide nondiscriminatory “no-notice” service allowing firm commitment shippers to receive delivery of gas on demand up to certain limits without penalties, (ii) establish a basis for release and reallocation of firm upstream pipeline capacity and (iii) provide non-discriminatory access to capacity by firm transportation shippers on a downstream pipeline. The rule requires interstate pipelines to use a straight fixed variable rate design. The rule imposes these same requirements upon storage facilities. FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resell the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, “first-come, first-served” basis (“open access transportation”), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.
It is not anticipated that the marketability of and price obtainable for natural gas production from the Company’s properties will be significantly affected by FERC Order No. 500. Gas produced from the Company’s properties normally will be sold to intermediaries who have entered into transportation arrangements with pipeline companies. These intermediaries will accumulate gas purchased from a number of producers and sell the gas to end-users through open access pipeline transportation.
State Regulations
Production of any oil and gas from the Company’s properties is affected by state regulations. States in which the Company operates have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

PART I
1. DESCRIPTION OF BUSINESS—CONTINUED
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
Employees
The Company had five full time employees and two full time contractors during much of 2006. There was a significant turnover of the major officers of the Company during 2006.
On April 4, 2007, the Company announced the resignation of W. Wayne Hardin as President and Chief Executive officer, D. Edwin Suhr, Jr. was given thirty days notice of termination as of April 1, 2007, as Senior Vice President of Land and Operations/Secretary and Richard M. Hewitt resigned as a Director. Mr. Hardin’s resignation was effective as of April 3, 2007. Mr. Hewitt’s resignation will become effective May 1, 2007. The three remaining employees and other contract personnel located in the Houston, Texas office were given thirty days notice of termination of their employment as of April 1, 2007, although some of this support staff may be retained on a contract or temporary basis. The Company is currently negotiating a settlement of employment and consulting agreements with three persons. For a description of the employment and consulting agreements, see Item 8.B.
The Company also announced that Robert D. Burr has been appointed President and Chief Executive Officer of the Company by the Board on an interim basis as of April 3, 2007 while the Company continues to search for new executive management during this transitional phase of the Company. The Company is moving its headquarters from Houston, Texas, to Bowling Green, KY in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. The Company’s headquarters is now the same as the corporate office of one of its major stockholders, Blue Ridge Group, Inc. (BR Group”). Effective May 1, 2007, the Company will use some of the same staff as BR Group. Both companies agreed that any costs incurred on behalf of the other will be billed on an actual cost basis in the following month with a cash settlement for the balance due.
Annually, the Board of Directors determines if any of the executive officers of the Company are eligible for a performance bonus. No performance bonuses were paid during 2006 and 2005.
2. DESCRIPTION OF PROPERTIES
During 2006, the Company participated in 8 new wells; 6 wells in Texas and 2 in Louisiana. As of December 31, 2006, the Company owns a direct working interest in 5 wells presently productive located in Texas and New Mexico, plus indirectly owns an interest in 17 additional wells in Kentucky and West Virginia through four limited partnerships managed by Eagle Energy, Inc. The wells managed by Eagle are currently shut in because of pipeline curtailment.
The following tables summarize by geographic area the Company’s developed and undeveloped acreage and gross and net interests in producing oil and gas wells as of December 31, 2006. The term of the undeveloped leasehold acreage ranges from one to three years. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are dually completed in more than one producing horizon are counted as one well.

PART I
2. DESCRIPTION OF PROPERTIES—CONTINUED
DEVELOPED AND UNDEVELOPED ACREAGE

Geographic Area:	Developed Acreage		Undeveloped Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres

New Mexico	40	27	—	—
Texas	760	42	875	875

Totals	800	69	875	875

PRODUCTIVE WELLS

Geographic Area:	Gross Wells		Net Wells
	Oil	Gas	Oil	Gas
New Mexico	1		.67
Texas	2	2	.80	.15
Kentucky		11		.11
West Virginia		6		.30

Totals	3	19	1.47	.56

Key Properties
The working interest owned by the Company, either directly or indirectly through oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use.
Key Properties-Continued
The following are the primary properties held by the Company as of December 31, 2006:
Developed Properties:
Pedigo #1 well drilled on the Pepperbush Prospect: The Company owns a 13.9% working interest, with a 10.6% net revenue interest in 1 well located in Polk County, Texas which began producing in the second quarter of 2003. It is currently producing 150 Mcf per day.
Stephens #1 well drilled on the Yarrow Prospect: The Company owns a 13.6% working interest, with a 10.4% net revenue interest in 1 well located in Polk County, Texas which began producing in the fourth quarter of 2002. It is currently producing 75 Mcf per day.
Arco Fee # 1-R well drilled on the West Pebble Island Prospect: The Company owns a 7.9% working interest with a 5.7% net revenue interest, in the 1 well located in Tyler County, Texas which began producing in the first quarter of 2003. It is currently producing 16 barrels per day.
Bridges #1 well in Shelby County, Texas: The Company owns a 0.7% working interest, with a 0.42% net revenue interest in the Bridges #1 well in Shelby County, Texas which began producing in September 2000. It is currently producing 1,000 Mcf per day.
In March 2003, the Company transferred all of its rights and interest in the Boon’s Camp Partnership, the BR Development 2001-II Partnership, the BR Development Plus 2000 Partnership and the BR Private Development 2001-A Partnership to Eagle Energy, Inc. (a company formed by the Company’s former president) in exchange for a 1% interest in these four limited partnerships. In addition, the Company still retains its 25% ownership as a limited partner through its direct investment in the BR Development Plus 2000 Partnership. During 2006, the total cash flows from the four partnerships were $91,859 compared to cash flows of $13,236 in 2005. The 2006 cash flow was primarily from the sales proceeds of the properties owned by the BR Development Plus 2000 Partnership. As noted above, there were 45 productive gas wells in these four partnerships as of December 31, 2005. As of December 31, 2006, there are 17 remaining wells owned by the four limited partnerships. The Company’s ownership interest in the remaining wells is not considered a significant asset of the Company and the Company expects only a small amount of cash flow from these investments in the future.

PART I
2. DESCRIPTION OF PROPERTIES—CONTINUED
Undeveloped Properties:
McAllen Project: The Company has identified a prospect in South Texas containing approximately 875 acres. The Company has seismic data in the area and has determined a viable drilling prospect exists. The Company has purchased approximately 427 mineral acres and has secured paid up oil and gas leases covering an additional 448 acres on this prospect. The Company is currently seeking a suitable drilling partner on this project.
South Texas El Sauz Project: The Company has entered into a pilot project with Deeside Energy LLC to evaluate three 3D seismic shoots in South Texas. The initial results of the pilot program look promising. A total of 400 square miles have been reviewed and as of December 2006, the Company has identified six possible different prospects on the Project. The Company has entered into a participation agreement with a private industry partner in which the industry partner will provide the funds to pay for 100% of the lease acquisition costs for the right to participate for a 50% working interest position in all wells drilled on the Project. The Company is seeking an additional industry partner for participation for the remaining 50% of the drilling cost whereby the Company would retain a carried working interest and a prospect fee.
The Board is considering its key assets in undeveloped properties in the McAllen Project and the El Sauz Project and expects to sell interest in these assets to generate sufficient cash flow to finance the Company’s operations during the Company's restructuring period involving both a change of management and a change of the corporate headquarters.
Dry Holes and Abandonment of Properties during 2006
The following properties were previously reported by the Company as key developed properties and are now being abandoned:
Denius #1 well drilled on the Hobblebush Prospect: The Company owns a 4.25% working interest, with a 3.23% net revenue interest in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is scheduled to be plugged and abandoned.
Cook #1 well drilled on the May Apple Prospect: The Company owns a 4.25% working interest, with a 3.23% net revenue interest in 1 well located in Polk County, Texas which was drilled during the first quarter of 2004. The well is scheduled to be plugged and abandoned.
Gibbs #1 well drilled on the Wolfsbane Prospect: The Company owns a 13.6% working interest, with a 10.53% net revenue interest in 1 well located in Walker County, Texas. The well ceased production in January 2004. The well is scheduled to be plugged and abandoned.
The following properties were previously undeveloped projects of the Company that are now being abandoned either because one or more wells that were drilled on the property were dry holes or the Company has determined it will no longer pursue development plans for drilling a well on the property:
Iowa Dome 3D Project: The Company owns a 12.5% working interest in 612 acres in two prospects located in Calcasieu and Jefferson Davis Parishes, Louisiana. The Hilda Henry #1 well was drilled on the Gemni Prospect located in Jefferson Davis Parish. The well is expected to be plugged and abandoned. One well was also drilled in December, 2006 on the Zodiac II Prospect in Calcasieu Parish, Louisiana which resulted in a dry hole.
Henry Hilda #1: The Company owns a 12.5% working interest with a 9.0% net revenue interest in this well drilled on the Iowa Dome 3D Project located in Jefferson Davis Parish, Louisiana. The Hilda Henry #1 well was drilled in December, 2005 and completed in February 2006. The well produced marginal amounts of gas in 2006. In January, 2007, the well was re-worked. The well will be plugged and abandoned.
East Texas Project: Seven prospects were identified in East Texas and leasing of oil and gas rights began in June 2005. The Company acquired a leasehold acreage position in 4,506 acres gross (3,453 net acres). In the third quarter 2005, the Company negotiated to sell all of its interest on the first prospect to Blue Ridge Group Inc. (“BR Group”), a related party, and retained an 8% carried working interest. The well on this first prospect was drilled in October 2005 and was a dry hole. In October 2005, the Company entered into joint participation agreements on three additional prospects with BR Group and another industry partner whereby they paid 100% of the prospect cost, plus a prospect fee and paid 100% of the drilling cost through casing point on the initial well in the prospect. The Lanier #1 well was drilled on the second prospect in March, 2006 and was a dry hole. The Holman #1 well was drilled on the third prospect in June 2006 and was a dry hole. The Bartosh Unit #1 well was drilled on the fourth prospect in July, 2006 as was a dry hole. The King Unit #1 well was drilled on a fifth prospect in September, 2006 and was a dry hole. Leasing has ceased on the Project and there are no plans to drill the remaining prospects.

PART I
2. DESCRIPTION OF PROPERTIES—CONTINUED
Texas Gulf Coast Project: The Company has leased 1,371 net acres in Wharton County, Texas in an area now referred to as the Nova Cat Prospect. A possible Wilcox structure has been identified on the Prospect. The oil and gas leases owned by the Company begin to expire in the third quarter of 2007 unless a well is drilled on the property or the leases are renewed. The Company determined it appropriate to take an abandonment loss of $701,587 on this acreage as of December 31, 2006 based upon all information available to the Company.
Live Oak Project: The Company originally owned a 75% working interest in 800 acres (two shallow prospects) and 2,568 acres (one deep prospect) in South Texas. Three prospects were generated from this one project: the Frost National Bank Deep Prospect, the Windmill Prospect, and the Leopard Branch Prospect. The Company entered into joint participation agreements with several companies regarding its 75% working interest whereby these companies reimbursed the Company for certain acreage costs, paid a prospect fee, and were to drill a well on each of the three prospects. In the first quarter of 2006 the Mary Lyne #1 well was drilled on the Leopard Branch Prospect. The Company has a 9.375% working interest in this well after payout. The well currently produces approximately 3 BOPD, 25 BWPD, no gas, and is a marginal producer. The McLean #1 well was re-entered on the Frost National Bank Deep Prospect in July, 2006. The well was tested but the Company was unsuccessful in establishing commercial production. The well is currently shut in and temporarily abandoned. The Company will propose to plug and abandon the well. The well originally planned on the Windmill Prospect was not drilled and the acreage on this Prospect was allowed to expire.
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
Production and Sales Price
The following table summarizes the sales volumes of the Company’s net oil and gas production expressed in barrels of oil. Equivalent barrels of oil were obtained by converting gas to oil on the basis of their relative energy content — six thousand cubic feet of gas equals one barrel of oil. During 2006 and 2005, the average selling price for natural gas was $6.77 and $6.59 per Mcf, respectively, and the average selling price for oil was $55.93 and $50.21 per barrel, respectively.

	Net	Net
	Production	Production
	For the Year	For the Year
	12/31/06	12/31/05
Net Volumes (Equivalent Barrels)	3,453	6,165
Average Sales Price per Equivalent Barrel	$56.77	$41.79
Average Production Cost per Equivalent Barrel (includes production taxes)	$27.86	$14.05
The Average Production Cost per Equivalent Barrel represents the Lease Operating Expenses divided by the Net Volumes in equivalent barrels. Lease Operating Expenses includes normal operating costs such as pumper fees, operator overhead, salt water disposal, repairs and maintenance, chemicals, equipment rentals, production taxes and ad valorem taxes.
Net Proved Oil and Gas Reserves
Presented below are the estimates of the Company’s proved reserves. All of the Company’s proved reserves are located in the United States.
Proved Developed and Undeveloped Reserves:

PART I
2. DESCRIPTION OF PROPERTIES—CONTINUED

	December 31, 2006		December 31, 2005
		Natural		Natural
	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Balance, Beginning of Year	34,768	1,562,390	14,855	197,780
Extensions, discoveries and other additions			28,236	1,479,000
Revisions of previous estimates	6,399	(400,492)	(7,022)	(85,206)
Sales of minerals in place	—	(49,000)	—	—
Production	(1,803)	(9,898)	(1,301)	(29,184)

Balance, End of Year	39,364	1,103,000	34,768	1,562,390

Proved Developed Reserves	15,078	20,000	6,532	83,390

Bbls: Barrels of oil
Mcf: Thousand cubic feet of gas
In estimating the oil and natural gas reserves, the Company, in accordance with criteria prescribed by the SEC, uses a December 31, 2006 and 2005 price, without escalation; however, gas prices are adjusted for heating value content (Btu) and oil prices are adjusted for any transportation costs. The SEC allows exceptions in those instances where fixed and determinable gas price escalations are covered by long-term contracts but the Company does not have any such contracts. Future prices received for the sale of product may be higher or lower than the prices used in the evaluation described above and the operating costs relating to such production may also increase or decrease from existing levels.
Drilling Activities

	Oil Wells		Gas Wells		Dry Wells
	2006	2005	2006	2005	2006	2005
Exploratory Wells	2	—	—	—	6	1
Development Wells	—	—	—	—	—	—

Total Wells	2	—	—	—	6	1

The Company drilled 8 wells in 2006 resulting in 6 dry holes and 2 marginal producing wells. The Company’s portion of leasehold costs and wells cost which have been expensed in 2006 was $282,731. For the one well drilled in 2005, the Company had a carried working interest to casing point and did not incur any capital costs. As of December 31, 2006 there were no wells in progress being drilled or completed.
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
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
PART II
5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
The Common Stock of the Company is thinly traded on the OTC Bulletin Board with “BYCX” as its stock symbol. The range of high and low bid information for each quarter since January 1, 2005 is as follows:

	High Bid	Low Bid
March 31, 2005	$0.60	$0.25
June 30, 2005	2.00	0.45
September 30, 2005	3.60	1.40
December 31, 2005	3.00	2.00

March 31, 2006	$2.36	$1.95
June 30, 2006	2.49	1.95

PART II
5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	High Bid	Low Bid
September 30, 2006	2.11	1.75
December 31, 2006	2.27	0.85
These quotations reflect inter dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. The Series E Preferred Stock of the Company is not traded on any exchange and there is no trading market for the Company Series E Preferred Stock.
Dividend Information
No cash dividends have been declared or paid on the Company’s Common Stock since the Company’s inception. The Company has not paid, nor does it intend to pay, cash dividends on its Common Stock in the foreseeable future. We intend to retain earnings, if any, for the future operation and development of our business. The Company’s dividend policy will be subject to any restrictions placed on it in connection with any debt offering or significant long-term borrowing.
Cash dividends of 12% per annum have been paid quarterly on the Company’s Series E Preferred Stock since the date of issuance. As of December 31, 2006, a payable for the fourth quarter dividend was recorded as a component of accounts payable and accrued expenses on the balance sheet and there are no unpaid cumulative dividends.
Recent Sales of Unregistered Securities
In 2006, the Company sold 315,000 shares of common stock at $1.00 per share for total proceeds to the Company of $315,000 under an exempt private placement basis pursuant to Regulation S (the “Regulation S Offering”). This offering was made outside the United States to eligible sophisticated investors. Each Unit sold consisted of one share of common Stock and one Warrant, which expires on December 31, 2007 (“Regulation S Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. This offering was closed in June, 2006.
In 2006, the Company sold 110,000 shares of common stock at $1.00 per share for total proceeds to the Company of $110,000 under an exempt private placement basis pursuant to Regulation D (the “US Exempt Offering”). This offering was made inside the United States to accredited investors as defined in Regulation D. Each Unit sold consisted of one share of common Stock and one Warrant, which expires on December 31, 2007 (“US Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. This offering was closed in June, 2006.
In 2006, the Company sold 105,000 Units pursuant to a private placement outside the United States under Regulation S at a price of $1.25 per Unit to eligible purchasers for total proceeds to the Company of $131,250. Each Unit consisted of one common share and one-half of one non-transferable share purchase warrant (the “Warrants”) with each whole Warrant entitling the holder thereof to purchase one additional common share (the Warrant Shares”) of the Company’s common stock at a price of $2.00 at any time up until 4:00 pm Central time on the date that is two years from the date of issuance of the Warrants. The Company incurred $31,000 of issuance costs in connection with these subscriptions.
In 2006, 1,075,000 common stock warrants were exercised at $0.50 per share for total proceeds to the Company of $537,500. These warrants were from the 2004 and 2005 offering to Non-U.S private investors, through a restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the “Offering” referred to below). By Board of Directors resolutions the exercise period was extended to December 31, 2006 and the period to exercise warrants under this offering has now expired.
In 2006, 11,200 Series E warrants were exercised at $0.40 per share for total proceeds to the Company of $4,480.
In 2006, 224,276 common stock options were exercised by the officers and directors of the Company for total proceeds to the Company of $5,000.

PART II
5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS—CONTINUED
In 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D (“US Exempt Offering”) for a total of 797,623 units (each a “US Unit”) at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company’s common stock (“Common Stock”) and one warrant, which expires on December 31, 2007 (“US Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company’s counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements.
In 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the “Regulation S Offering”) for a total of 1,272,750 units (each a “Regulation S Unit”) at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 (“Regulation S Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company’s counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements.
Shareholder Information
As of December 31, 2006, there were approximately 590 shareholders of record of the Company’s Common Stock.
6. MANAGEMENT’S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION
The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for each year of the two year periods ended December 31, 2006 and 2005. The financial statements and the notes thereto, which follow, contain detailed information that should be referred to in conjunction with the following discussion.
Financial Overview
Bayou City Exploration, Inc. (the Company) is a publicly traded, independent oil and gas company engaged in the drilling, exploration, development and production of oil and gas properties primarily in Texas and Louisiana. During 2006, the Company participated in 8 new wells; 6 wells in Texas and 2 in Louisiana. As of December 31, 2006, the Company has participated in a total of 117 wells of which 22 are presently productive. Seventeen (17) of the Company’s producing wells are owned indirectly through the Company’s ownership in four limited partnerships managed by Eagle Energy, Inc. These seventeen wells are located in Kentucky and West Virginia.
Through 2006 the Company developed oil and gas prospects, acquired a direct interest in such oil and gas leases, and then sold a portion of such prospects to industry participants and retained a carried interest plus made a prospect fee for developing the oil and gas prospect. The interest includes both operated and non-operated working interest in exploratory and development wells. In April, 2007, the Board decided to relocate the offices to Bowling Green, Kentucky. The Company’s main objectives will now be to review, identify, and acquire selected non-operated oil and gas prospects with the intent to sell a portion of the acquired interest to other industry parties at a profit and retain a carried interest in the property.
On April 4, 2007, the Company announced the resignation of W. Wayne Hardin as President and Chief Executive officer, D. Edwin Suhr, Jr. was given thirty days notice of termination as of April 1, 2007, as Senior Vice President of Land and Operations/Secretary and Richard M. Hewitt resigned as a Director. Mr. Hardin’s resignation was effective as of April 3, 2007. Mr. Hewitt’s resignation will become effective May 1, 2007. The three remaining employees and other contract personnel located in the Houston, Texas office were given thirty days notice of termination of their employment as of April 1, 2007, although some of this support staff may be retained on a contract or temporary basis. This change and significant cutback in personnel and its relocation of offices may have a significant negative impact on the Company’s ability to accomplish its objectives in its current restructuring plans.
Our consolidated financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2006 includes an explanatory paragraph that states that we have experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2006 and 2005 our statement of operations reflects a net loss from continued operations of $3,891,163 and $1,751,883, respectively.
Our ability to meet future cash and liquidity requirements is dependent on a variety of factors, including our ability to raise more capital, successfully negotiate extended payment terms with our creditors and implement our plans of restructuring as described above. The presence of the going concern note may have an adverse impact on our relationship with third parties such as potential investors. If we are unable to continue as a going concern we would have to liquidate our remaining assets, if any. This would have a material adverse effect on your investment with the Company.
Critical Accounting Policies and Estimates
Financial Statements and Use of Estimates: In preparing financial statements, management is required to select appropriate accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.
Stock Options: Effective January 1, 2006, the Company accounts for stock options in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the period ended December 31, 2006. Prior to January 1, 2006, the Company accounted for stock compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) as permitted by SFAS 123 as originally issued. Under APB 25, stock compensation expense was recognized only if the options had intrinsic value (difference between option exercise price and the fair market value of the underlying stock) at the date of grant. As the Company issued all options with an exercise price equal to the grant date market value of the underlying stock, no compensation expense had previously been recorded by the Company.
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

PART II
6. MANAGEMENT’S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION—CONTINUED
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
Engineering estimates of the Company’s oil and gas reserves are made using all available geological and reservoir data, as well as production performance data, and these are inherently imprecise and represent only approximate amounts because of the subjective judgments involved in developing such information. There are authoritative guidelines regarding the engineering criteria that have to be met before estimated oil and gas reserves can be designated as “proved.” Proved reserve estimates are updated at least annually and take into account recent production and technical information about each field. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. This change is considered a change in estimate for accounting purposes and is reflected on a prospective basis in related depreciation, depletion and amortization rates.
Despite the inherent imprecision in these engineering estimates, these estimates are used in determining depreciation, depletion and amortization (DDA) expense and impairment expense, and in disclosing the supplemental standardized measure of discounted future net cash flows relating to proved oil and gas properties. Producing properties’ DDA rates for capitalized costs are determined based on the units of oil or gas produced. Therefore, assuming all other variables are held constant, an increase in estimated proved reserves decreases the DDA expense. Also, estimated reserves are often used to calculate future cash flows from our oil and gas operations, which serve as an indicator of fair value in determining whether a property is impaired or not. The larger the estimated reserve, the less likely the property is impaired. Further, material changes in the estimated volumes of reserves could have an impact on the DD&A rate calculation and the financial statements.
Capitalized Prospect Costs: The Property and Equipment balance on the Company’s balance sheets include oil and gas property costs that are excluded from capitalized costs being amortized. These amounts represent investments in undeveloped leasehold acreage and work-in-progress exploratory wells. The Company excludes these costs on a property-by-property basis until proved reserves are found, until the lease term expires or if it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if any of these conditions have occurred; if so, the capitalized amount is transferred to abandonment expense and recorded to the statement of operations.
Impairments: If circumstances indicate that the carrying amount of an asset or investment, including oil and gas properties, may not be recoverable, this asset may be considered “impaired,” and an impairment loss may be recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The amount of impairment loss is the difference between the carrying amount of the asset and its fair value. It is difficult to precisely estimate fair value because quoted market prices for our assets are not easily available. We use all readily available information in determining an amount that is a reasonable approximation of fair value, including the net present value of future net cash flows based on reserve quantities as indicated above. Once impairment is identified, the impairment expense is calculated based on the difference between the net book value of the asset and the discounted future net cash flows estimated utilizing a 10% discount rate, as required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities.”
Results of Operations
The Company reported a net loss of $3,891,000 in 2006, as compared to a net loss of $1,752,000 in 2005. The increase in the net loss is primarily due to a decrease of $346,000 in total revenues from prospect fees, management fees, and oil and gas sales, an increase of $1,046,000 in impairment, abandonment and dry hole costs, and an increase of $978,000 in G&A costs. All these items are discussed in detail below. On a per share basis, which takes into account cash dividends paid on the Series E Preferred Stock, the Company had a net loss of $0.16 and $0.08 per share in 2006 and 2005, respectively.
Operating Revenues: Operating revenues totaled $299,000 in 2006 which is a 54% decrease from $644,000 in 2005. The decrease is a result of fewer prospects sold to industry partners with terms that provided prospect fee income to the Company and also reduced oil and gas sales due to the abandonment and sale of properties during 2006.

PART II
6. MANAGEMENT’S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION—CONTINUED
Direct Operating Costs: Direct operating costs for the producing oil and gas wells totaled $96,000 in 2006 compared to $87,000 in 2005. This increase in expenses while revenues declined is a result of the unsuccessful workover of wells being abandoned in 2006.
Other Operating Expenses: Other operating expenses includes impairment, abandonment, and dry hole costs, exploration costs, depreciation, depletion and amortization expense, accretion expense, and marketing costs. Other operating expenses increased by 126% to $1,830,000 in 2006 compared to $808,000 in 2005. This increase of $1,022,000 is primarily due to an increase of $1,045,000 in impairment abandonment, and dry hole costs, a $200,000 payment to an outside consultant to promote the Company’s image which is included in marketing costs, and a decrease in depreciation, depletion, and amortization expense. In 2006 the Company elected to take an impairment loss on its Nova Cat Prospect in the amount of $701,000 because of the unlikelihood of recovering its investment. The Company also took abandonment and other dry hole losses of $374,000 in 2006. Depreciation, depletion and amortization decreased $178,000 because of the reduction in costs to be amortized as a result of significant abandonment and dry holes recognized in 2006.
General And Administrative Costs: General and administrative costs were $2,441,000 for 2006 and $1,463,000 for 2005, an increase of $978,000, or 66%. This amount includes $833,000 related to stock compensation expense recognized by the Company in 2006 due to the adoption and implementation of SFAS 123(R).
Other Income, Net: Other income in 2006 included a $202,000 gain realized from the sale of oil and gas properties in Kentucky and West Virginia in 2006.
Results of Operations-Continued
Income Taxes: The Company had no federal or state income tax benefit in 2006 or in 2005, as a result of its continued net loss. Based on the continued net losses, a full valuation allowance has been recorded against the deferred tax assets associated with the net operating loss carry forwards. At December 31, 2006, it is estimated that the Federal net operating loss carry forward (NOL) will increase to approximately $7,600,000 as a result of the substantial loss in 2006. As of December 31, 2005, the Company had $5,074,000 of Federal NOL remaining to reduce future taxable net income. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issue of the additional shares from the private stock placement. This rule will limit the NOL carry forward amount to $267,000 per year. These NOLs begin expiring in 2020 if not utilized.
Balance Sheet Review
Assets: The Company’s total assets decreased $1,652,000 from $4,023,000 as of December 31,2005 to $2,371,000 as of December 31, 2006. Property costs decreased $1,132,000 primarily due to the abandonment loss recognized on the Nova Cat Prospect and dry hole costs on wells abandoned. The Company’s current assets decreased $520,000 from $2,289,000 as of December 31, 2005 to $1,769,000 as of December 31, 2006 due to a decrease in cash and accounts receivable.
Liabilities: The Company’s liabilities increased to $1,855,000 at year-end 2006 from $1,493,000 at the end of 2005. The Company had an increase in accounts payable of $600,000 from $434,000 to $1,035,000 at December 31, 2005 and 2006, respectively, caused by well workover and drilling operations unpaid at the end of the year. The Company also had $224,000 in drilling advances and operating payables to related parties, plus $377,000 in drilling advances from other joint interest partners. At December 31, 2006, there was a $130,000 note payable outstanding with BR Group as compared to $390,000 at December 31, 2005. The LandPro note at December 31, 2006 was $22,000. The long-term P&A Cost liability was $67,000 at December 31, 2006.
Stockholders’ Equity: Total capital invested in the Company for Common and Series E Preferred Stock increased $1,905,000 to $13,346,000 at year-end 2006 from $11,441,000 at the end of 2005. This increase is from $1,103,000 collected in the sale of common stocks, and the exercise of warrants and stock options, plus $833,000 in stock option compensation recognized in 2006, less offering costs of $31,000. The accumulated deficit increased by the net loss of $3,891,000 and dividends to preferred shareholders of $28,000 for a total increase of $3,919,000. The accumulated deficit was $12,829,000 at December 31, 2006 compared to $8,910,000 at December 31, 2005.
Capital Resources and Liquidity: The Company’s current ratio (current assets / current liabilities) was 1.03 to 1 in 2006 compared to 2.16 to 1 in 2005. The change in the current ratio between the years 2006 to 2005 is due primarily to the lack of consistent revenues and the decrease in the proceeds from raising capital from the sale of equity securities in the last 6 months of 2006.

PART II
6. MANAGEMENT’S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION—CONTINUED
The Company’s sources of cash during 2006 were $1,103,000 in proceeds from the sale of stock, the exercise of common stock options and common stock warrants plus $298,000 in prospect fee, management fee, and oil and gas sales. The Company’s sources of cash during 2005 were the US Exempt Offering ($797,623) and the Regulation S Offering ($1,272,750), the exercise of warrants ($550,000), management fee ($190,000) and prospect fee ($197,000) revenue and oil and gas sales ($258,000).
During 2006 and 2005, the Company relied primarily upon the cash received from sale of common stock, warrants, and stock options along with revenues generated by prospect and management fees and oil and gas sales to fund its capital expenditures and operating activity. Management intends to fund further growth with the issuance of debt and equity securities, the sale of oil and gas prospects for a profit and increased oil and gas revenues as a result of receiving a carried working interest on wells from the prospects sold.
As of December 31, 2006, the only contractual obligation, other than obligations under certain employment and consulting agreements (See 8B below), which is not recorded on the balance sheet, relates to the office lease in Houston, Texas. This operating lease expires on June 30, 2008 and calls for future minimum lease payments of $115,330 for 2007 and $57,665 for 2008.
7. FINANCIAL STATEMENTS
The response to this item is set forth herein in a separate section of this Report, beginning on Page F-1.
8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
8A. CONTROLS AND PROCEDURES
In October, 2006, the Company’s Chief Financial Officer resigned and has not been replaced. The President of the Company functioned as Acting Chief Financial Officer (ACFO) after the resignation of the Company’s Chief Financial Officer. On April 3, 2007, the Company’s Chief Executive Officer resigned and Robert D. Burr was elected Chief Executive Officer on an interim basis. Mr. Burr is also the Acting Chief Financial Officer until the restructuring of the Company’s personnel is complete. The ACFO used outside financial consulting firms in the preparation of financial statements and this annual report.
Our Chief Executive Officer (CEO) and Acting Chief Financial Officer (ACFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon his evaluation, he has concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this annual report.
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
8B. OTHER INFORMATION
On January 1, 2006, the Company entered into an employment agreement with D. Edwin Suhr, Jr. to serve as Senior Vice President Land as well as the Corporate Secretary (“2006 Contract”). Mr. Suhr’s contract was for a one year period and was automatically extended for one additional year at the end of the initial term and each extension period, unless either party gives at least 90 days prior notice, prior to the end of the applicable term. Mr. Suhr’s annual base salary was $120,000. On January 1, 2007, the Company entered into a revised three year employment agreement with Mr. Suhr (“2007 Contract”). The 2007 Contract provides for automatic extensions for one additional year at the end of the initial term and each extension period, unless either party gives at least 30 days prior notice, prior to the end of the applicable term. Mr. Suhr’s annual base salary was increased to $180,000. Mr. Suhr’s 2007 Contract also provided that the Company would grant him the number of shares of restricted Company common stock equal to $30,000 divided by the previous 30 day trading price of the Company stock on each of the anniversary dates of the agreement in 2008, 2009, 2010.

PART II
8B. OTHER INFORMATION—CONTINUED
On December 1, 2006, the Company entered into an employment agreement with James G. Brown to serve as the Drilling and Production Manager. Mr. Brown’s contract is for a three year period and provides for automatic extensions for one additional year at the end of the initial term and each extension period, unless either party gives at least 30 days prior notice, prior to the end of the applicable term. Mr. Brown’s annual base salary was $168,000. Mr. Brown’s employment contract also provided that the Company would grant him the number of shares of restricted Company common stock equal to $20,000 divided by the previous 30 day trading price of the Company stock on each of the anniversary dates of the agreement in 2007, 2008, 2019.
Both employment agreements may be terminated by the Company on the death or disability of the officer or in the event the officer engages in any act constituting “cause,” as defined in the agreements. Mr. Suhr’s 2006 Contract also contained a provision allowing the Company to terminate his employment at any time with or without cause on 30 days’ written notice. Both agreements also provide that the officers will be entitled to participate in any other individual or group health insurance, which the Company may from time to time make available to similarly situated employees. The employment agreements contain provisions providing for non-disclosure of proprietary information and surrender or records and contains a covenant not to solicit, divert or appropriate any Restricted Clients (as defined in the agreements) of Company during their employment and for two years following the termination of their employment.
On September 18, 2006, the Company entered into a Consulting Agreement with Bart Birdsall to provide consulting services to evaluate geology and geophysical data in areas of interest to the Company and to identify certain drilling prospects. The Consulting Agreement provides that Mr. Birdsall would be paid $700 per day as well as 1% overriding royalty interest reduced to the net mineral interest acquired in each oil and gas prospect identified by Mr. Birdsall and accepted by the Company. The term of the agreement is until December 31, 2009 and the contract will be automatically extended for additional one year terms unless either party gives at least 30 days prior notice, prior to the end of the applicable term. The full text of the three employment agreements and the consulting agreement are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to this annual report and are incorporated herein by reference.
The Company has given Messrs. Suhr, Brown and Birdsall 30 days notice of termination of their employment or agreement with the Company as of May 1, 2007. The Company is currently attempting to negotiate a settlement of these contracts.
PART III
The information called for by items 9, 10, 11, and 12 of Part III is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report which includes the required information. Such information is incorporated herein by reference.
13. EXHIBITS
A) EXHIBITS

10.1	Employment Agreement with D. Edwin Suhr, Jr., dated January 1, 2006

10.2	Employment Agreement with D. Edwin Suhr, Jr., dated January 1, 2007

10.3	Employment Agreement with James G. Brown, dated December 1, 2006

10.4	Consulting Agreement with Bart Birdsall, dated September 18, 2006

23.1	Consent of Independent Consulting Engineer (R. A. Lenser & Associates)

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer’s

31.2	Section 302 Certification of Chief Financial Officer’s

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, which includes the required information. Such information is incorporated herein by reference.

PART IV
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bowling Green, State of Kentucky on April 20, 2007.
Bayou City Exploration, Inc.

By:	/s/ Robert D. Burr
Chief Executive Officer and President

By:	/s/ Robert D. Burr
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and the dates indicated.
Bayou City Exploration, Inc., Registrant

Date: April 20, 2007

By:	/s/ ROBERT D. BURR	By:	/s/ RONALD E. MITCHELL

	ROBERT D. BURR		RONALD E. MITCHELL
	Director, Chairman of the Board		Director

By:	/s/ RICHARD M. HEWITT	By:	/s/ HARRY J. PETERS

	RICHARD M. HEWITT		HARRY J. PETERS
	Director		Director

By:	/s/ GREGORY B. SHEA

GREGORY B. SHEA
Director

INDEPENDENT AUDITOR’S REPORT
To the Board of Directors and
Stockholders of Bayou City Exploration, Inc.
Houston, Texas
We have audited the accompanying balance sheets of Bayou City Exploration, Inc. as of December 31, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayou City Exploration, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred negative operating results for each of the last six years and revenues have continued to decline. Additionally, the Company has experienced negative cash flows from operations and has relied on financing from private equity transactions to sustain operations in the past. The future success of raising necessary capital sufficient to sustain operations is uncertain. These conditions raise substantial doubt its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Mountjoy & Bressler, LLP
Louisville, Kentucky
April 20, 2007

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	December 31
	2006	2005
ASSETS

Current Assets
Cash and cash equivalents	$1,178,946	$1,307,747
Accounts receivable:
Managed limited partnerships	12,883	21,505
Related party	19,081	218,961
Trade and other	524,277	664,555
Prepaid expenses and other current assets	33,909	76,225

Total current assets	1,769,096	2,288,993

Property and Equipment, net	595,244	1,727,483

Other Non-current Assets	7,024	7,024

Total assets	$2,371,364	$4,023,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,034,539	$433,762
Accounts payable-related party	223,731	47,600
AFE advances from JIB owners	377,439	511,525
Current portion of long-term debt	86,299	65,896

Total current liabilities	1,722,008	1,058,783

Long-Term Liability-P&A Costs	67,291	77,842

Long-Term Debt	65,483	356,621

Total liabilities	1,854,782	1,493,246

Commitments and Contingencies (Notes 8 and 10)	—	—

Stockholders’ Equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series E 23,300 shares issued and outstanding at December 31, 2006 and 2005 (liquidation preference of $233,000 in 2006 and 2005)	23	23
Common Stock, $0.005 par value; 150,000,000 shares authorized; 26,276,943 shares issued and outstanding at December 31, 2006 and 24,436,467 shares issued and outstanding at December 31, 2005	131,385	122,182
Additional paid-in capital	13,214,625	11,318,377
Accumulated deficit	(12,829,451)	(8,910,328)

Total stockholders’ equity	516,582	2,530,254

Total liabilities and stockholders’ equity	$2,371,364	$4,023,500

See accompanying independent auditor’s report
and notes to financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005
Operating Revenue
Prospect fees from related parties	$40,000	$120,000
Prospect fees from others	22,500	76,668
Management fees	40,000	190,000
Oil and gas sales	196,025	257,632

Total operating revenue	298,525	644,300

Operating Costs and Other Expenses
Lease operating expenses	96,207	86,621
Impairment, abandonment and dry hole costs	1,074,958	29,235
Exploration costs	435,792	454,197
Depreciation, depletion and amortization	81,615	259,796
Accretion expense	2,919	17,050
Marketing costs	234,974	48,130
General and administrative costs	2,441,284	1,463,126

Total operating costs	4,367,749	2,358,155

Operating loss	(4,069.224)	(1,713,855)

Other Income (Expense)
Interest and other, net	(23,752)	(38,028)
Gain on sale of assets	201,813	—

Loss from continuing operations before income taxes	(3,891,163)	(1,751,883)

Income Tax Provision	—	—

Net loss	(3,891,163)	(1,751,883)

Less Series E Preferred Stock Cash Dividends	(27,960)	(27,960)

Net loss attributable to common stockholders	$(3,919,123)	$(1,779,843)

Net Loss Per Common Share	$(0.16)	$(0.08)

Weighted Average Common Shares Outstanding – Basic and Diluted	25,069,443	21,574,232

See accompanying independent auditor’s report
and notes to financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, January 1, 2005	23,300	$23	21,266,094	$106,331

2005 US Exempt Offering at $1.00 per share	—	—	797,623	3,988
2005 Regulation S Offering at $1.00 per share	—	—	1,272,750	6,363
Exercise of common stock warrants	—	—	1,100,000	5,500

Balance, December 31, 2005	23,300	$23	24,436,467	$122,182

2006 Regulation S Offering at $1.25 per share	—	—	105,000	525
2005 Regulation S Offering at $1.00 per share	—	—	315,000	1,575
2005 Regulation D Offering at $1.00 per share	—	—	110,000	550
Exercise of common stock warrants	—	—	1,075,000	5,375
Exercise of Series E Warrants	—	—	11,200	57
Exercise of Common Stock Options	—	—	311,334	1,556
Rescission of Common Stock Options	—	—	(87,058)	(435)

Balance, December 31, 2006	23,300	$23	26,276,943	$131,385

	Additional	Accumulated
	Paid-in Capital	Deficit	Total
Balance, January 1, 2005	$8,745,055	$(7,130,485)	$1,720,924

2005 US Exempt Offering at $1.00 per share	793,635	—	797,623
2005 Regulation S Offering at $1.00 per share	1,266,387	—	1,272,750
Stock issuance costs	(31,200)	—	(31,200)
Exercise of common stock warrants	544,500	—	550,000
Dividends paid on preferred stock	—	(27,960)	(27,960)
Net loss	—	(1,751,883)	(1,751,883)

Balance, December 31, 2005	$11,318,377	$(8,910,328)	$2,530,254

2006 Regulation S Offering at $1.25 per share	130,725	—	131,250
2005 Regulation S Offering at $1.00 per share	313,425	—	315,000
2005 Regulation D Offering at $1.00 per share	109,450	—	110,000
Exercise of common stock warrants	532,125	—	537,500
Exercise of Series E Warrants	4,423	—	4,480
Exercise of Common Stock Options	3,444	—	5,000
Rescission of Common Stock Options	435	—	—
Stock Issuance Costs	(31,000)	—	(31,000)
Stock Based Compensation	833,221	—	833,221
Dividends paid on preferred stock	—	(27,960)	(27,960)
Net loss	—	(3,891,163)	(3,891,163)

Balance, December 31, 2006	$13,214,625	$(12,829,451)	$516,582

See accompanying independent auditor’s report
and notes to financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005
Cash Flows From Operating Activities
Net loss	$(3,891,163)	$(1,751,883)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion and amortization	81,615	259,796
Accretion expense	2,919	17,050
Impairment, dry holes and abandonment losses	1,074,958	29,235
Stock based compensation	833,221	—
Gain on sale of oil and gas properties	(201,813)	—

Changes in operating assets and liabilities:
Accounts receivable-trade and other	148,900	(503,295)
Accounts receivable-related party	199,880	(196,607)
Prepaid expenses and other assets	42,316	(70,532)
AFE advances-JIB owners	(134,086)	511,525
Accounts payable-related party	176,131	47,600
Accounts payable and accrued expenses	600,777	308,217

Net cash used in operating activities	(1,066,345)	(1,348,894)

Cash Flows From Investing Activities
Purchase of furniture and computer equipment	(54,601)	(78,428)
Purchase of oil and gas properties and equipment	(881,865)	(1,997,119)
Proceeds from sale of oil and gas properties	146,999	—
Reimbursement of oil and gas properties and equipment	755,288	771,479

Net cash used in investing activities	(34,179)	(1,304,068)

Cash Flows From Financing Activities
Payments on long-term debt	(72,547)	(108,274)
Proceeds from long term debt	—	42,095
Proceeds from 2005 Regulation D Offering	110,000	797,623
Proceeds from 2005 Regulation S Offering	315,000	1,272,750
Proceeds from 2006 Regulation S Offering	131,250	—
Proceeds from exercise of common stock warrants	537,500	550,000
Proceeds from the exercise of stock options	5.000	—
Proceeds from the exercise of Series E Warrants	4,480	—
Stock issuance costs	(31,000)	(31,200)
Dividends paid	(27,960)	(27,960)

Net cash provided by financing activities	971,723	2,495,034

Net (Decrease) in Cash	(128,801)	(157,928)

Cash, Beginning of Year	1,307,747	1,465,675

Cash, End of Year	$1,178,946	$1,307,747

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$23,752	$38,028

Cash paid for federal income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing Activities
Initial recognition of asset retirement cost and related abandonment costs	$—	$60,792

Sale of property in exchange for reduction of debt. See NOTE 4.	$198,188	$—

See accompanying independent auditor’s report
and notes to financial statements

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005
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
On April 4, 2007, the Company announced the resignation of W. Wayne Hardin as President and Chief Executive officer, D. Edwin Suhr, Jr. was terminated as Senior vice President of Land and Operations/Secretary and Richard M. Hewitt resigned as a Director. Mr. Hardin’s resignation was effective as of April 3, 2007. Mr. Hewitt’s resignation will become effective May 1, 2007. The three remaining employees and other contract personnel located in the Houston, Texas office were given thirty days notice of termination of their employment on April 3, 2007, although some of this support staff may be retained on a contract or temporary basis.
The Company also announced that Robert D. Burr has been appointed President and Chief Executive Officer of the Company by the Board on an interim basis as of April 3, 2007 while the Company continues to search for new executive management during this transitional phase of the Company. The Company is moving its headquarters from Houston, Texas, to Bowling Green, KY in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. The Company’s main objectives will now be to review, identify, and acquire selected non-operated oil and gas prospects with the intent to sell a portion of the acquired interest to other industry parties at a profit and retain a carried interest in the property. Robert D. Burr and the Board are pursuing other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of December 31, 2006 it intends to sell to third parties and/or Blue Ridge Group, Inc for a recovery of the Company’s invested funds and also make a profit. The Board is currently re-defining the focus and direction of the Company and re-assessing the personnel needed by the Company to allow the Company to move to a profitable operating position.
The Company is engaged in the oil and gas business primarily in the gulf coast of Texas, east Texas, south Texas, and Louisiana. Through 2006 the Company developed oil and gas prospects, acquired a direct interest in such oil and gas leases, and then sold a portion of such prospects to industry participants and retained a carried interest plus made a prospect fee for developing the oil and gas prospect. The interest includes both operated and non-operated working interest in exploratory and development wells.
The Company entered into a “lifetime participation” membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 3-D data sets and 13,000 miles of 2-D data available for use in generating drilling prospects. The Board is considering various options to fully exploit this dataset for the greatest benefit to the Company.
In 2006, the Company sold 315,000 shares of common stock at $1.00 per share for total proceeds to the company of $315,000 under an exempt private placement basis pursuant to Regulation S (the “Regulation S Offering”). This offering was made outside the United States to eligible sophisticated investors. Each Unit sold consisted of one share of common Stock and one Warrant, which expires on December 31, 2007 (“Regulation S Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. This offering was closed in June, 2006.
In 2006, the Company sold 110,000 shares of common stock at $1.00 per share for total proceeds to the company of $110,000 under an exempt private placement basis pursuant to Regulation D (the “US Exempt Offering”). This offering was made inside the United States to accredited investors as defined in Regulation D. Each Unit sold consisted of one share of common Stock and one Warrant, which expires on December 31, 2007 (“US Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. This offering was closed in June, 2006.
In 2006, the Company sold 105,000 Units pursuant to a private placement outside the United States under Regulation S at a price of $1.25 per Unit to eligible purchasers for total proceeds to the Company of $131,250. Each Unit consisted of one common share and one-half of one non-transferable share purchase warrant (the “Warrants”) with each whole Warrant entitling the holder thereof to purchase one additional common share (the Warrant Shares”) of the Company’s common stock at a price of $2.00 at any time up until 4:00 pm Central time on the date that is two years from the date of issuance of the Warrants. The Company incurred $31,000 of issuance costs in connection with these subscriptions.
In 2006, 1,075,000 common stock warrants were exercised at $0.50 per share for total proceeds to the Company of $537,500. These warrants were from the 2004 offering to Non-U.S private investors, through a restricted stock placement arrangement on an exempt private placement basis pursuant to Regulation S (the “Offering” referred to below). By Board of Directors resolutions the exercise period was extended to December 31, 2006 and the period to exercise warrants under this offering has now expired.

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS—CONTINUED
December 31, 2006 and 2005
1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED
In 2006, 11,200 Series E warrants were exercised at $0.40 per share for total proceeds to the Company of $4,480.
In 2006, 224,276 common stock options were exercised by the officers and directors of the Company for total proceeds to the Company of $5,000.
In 2005, the Company accepted subscriptions in the aggregate amount of $797,623 from an offering made in the United States to accredited investors as defined in Regulation D (“US Exempt Offering”) for a total of 797,623 units (each a “US Unit”) at a purchase price of $1.00 per US Unit. Each US Unit consists of one share of the Company’s common stock (“Common Stock”) and one warrant, which expires on December 31, 2007 (“US Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. The US Warrants are transferable, but only if, in the opinion of the Company’s counsel, such transfer is made pursuant to a registration statement or an exemption from applicable securities registration requirements.
In 2005, the Company accepted subscriptions in the aggregate amount of $1,272,750 from an offering made outside the United States to eligible sophisticated investors pursuant to Regulation S (the “Regulation S Offering”) for a total of 1,272,750 units (each a “Regulation S Unit”) at a purchase price of $1.00 per Regulation S Unit. Each Regulation S Unit is comprised of one share of Common Stock and one warrant, which expires on December 31, 2007 (“Regulation S Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. The Regulation S Warrants may be transferred, but only if, in the opinion of the Company’s counsel, such transfer complies with the requirements of Regulation S and is made pursuant to a registration statement or an available exemption from applicable securities registration requirements.
Basis of Presentation
The Company has suffered recurring losses from operations in recent years. In addition, the Company has yet to generate an internal cash flow from its business operations. These factors raise substantial doubt about its ability to continue as a going concern. (See NOTE 2) The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainty.
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
Recently Issued Accounting Standards
Share-Based Payment: Financial Accounting Standards Board Statement (FASB) 123(R), Share-Based Payment was issued in December 2004. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in FASB Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This statement was adopted on January 1, 2006 using the modified prospective application. Under this method, only new awards and awards modified, repurchased, or cancelled after the required effective date will be subject to requirements of FAS 123(R). No restatement of prior periods was necessary. The stock based compensation expense recognized in 2006 by the Company was $833,221, which is reflected as a part of the Company’s general and administrative expenses.
In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have a significant impact on future financial statements of the Company.
In September 2006, the FASB issued Statement No. 157, Fair Value Measures. This statement defines and establishes a framework for determining fair value and expands disclosures about fair value measurements. This standard does not require new fair value measurements but defines fair value for implementation of other standards that permit or require fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007. This statement is not expected to have a significant impact on future financial statements of the Company.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This standard permits fair value measurement of certain financial assets and liabilities in an effort to eliminate volatility of earnings created by current practice. Most of the Statement applies only to companies that elect fair value. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. This statement is effective for the first fiscal period beginning after November 15, 2007. This statement is not expected to have a significant impact on future financial statements of the Company.

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS—CONTINUED
December 31, 2006 and 2005
1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED
In April 2005, the FASB issued FSP FAS 19-1 Accounting For Suspended Well Costs. The FASB Staff concluded that well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify completion as a producing well and the company is making progress assessing reserves and the economic viability of the project. In effect, the Staff concluded that the 1-year period for assessing reserves as proved be waived provided that the two criteria discussed above are consistently met. The FSP was effective for the first interim period beginning after April 4, 2005. This FSP did not have a material impact on the Company’s 2006 financial statements.
In July 2005, the FASB issued FSP SOP 78-9-1 Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5. The FASB amended SOP 78-9 so that guidance in determining when a general partner controls a limited partnership is consistent with guidance provided in EITF Issue No. 04-5. This FSP was effective after June 29, 2005 for all newly formed partnerships and for the first reporting period after December 15, 2005 for all other partnerships. This FSP did not have a material impact on the Company’s 2006 financial statements.
In May 2005, the FASB issued FASB No. 154 Accounting Changes and Error Corrections. This statement requires retrospective application to prior periods’ financial statements for changes in accounting principle. Previously, under APB 20, all such changes were recorded as a line item on the statement of operations only in the period of change. This statement is effective for fiscal years beginning after December 15, 2005 and did not have a material affect on the company’s 2006 financial statements.
In March 2005, the FASB issued Interpretation 47 Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB 143. This interpretation addresses contingent legal obligations and clarified that uncertainty of timing regarding resolution of a legal obligation does not preclude measurement of the liability at the time it is incurred. The Interpretation is effective for periods ending after December 15, 2005 and did not have a material affect on the company’s 2006 financial statements. This does not impact the Company’s accounting for its plugging and abandonment costs.
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

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS—CONTINUED
December 31, 2006 and 2005
1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED
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
The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At December 31, 2006, the Company had no costs capitalized pending determination.
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
Impairment of Long-Lived Assets
The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS—CONTINUED
December 31, 2006 and 2005
1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED
impairment of capitalized costs, or carrying amount, of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%, in accordance with SFAS No. 69, “Disclosures about Oil and Gas Producing Activities,” The following expected future prices were used in 2006 and 2005 to estimate future cash flows to assess properties for impairment.

Oil Price Per Bbbl	2006	2005
Year 1	$54.29 - $61.05	$58.20 - $58.20
Year 2	$54.29 - $61.05	58.20 - 58.20
Year 3	$54.29 - $61.05	58.20 - 58.20
Year 4	$54.29 - $61.05	58.20 - 58.20
Thereafter	$54.29 - $61.05	58.20 - 58.20
Maximum	$54.29 - $61.05	58.20 - 58.20

Gas Price Per Mcf	2006	2005
Year 1	$5.40 - $6.30	$8.00 - $11.84
Year 2	$5.40 - $6.30	$8.00 - $11.84
Year 3	$5.40 - $6.30	$8.00 - $11.84
Year 4	$5.40 - $6.30	$8.00 - $11.84
Thereafter	$5.40 - $6.30	$8.00 - $11.84
Maximum	$5.40 - $6.30	$8.00 - $11.84
Oil and gas expected future price estimates were based on prices at each year-end. These prices were applied to production profiles of proved developed reserves at December 31, 2006 and 2005.
Income (Loss) Per Common Share
The Company calculates basic earnings per common share (“Basic EPS”) using the weighted average number of common shares outstanding for the period. The income available to common shareholders is computed after deducting dividends on the Series E Preferred Stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. As the Company recorded a loss in 2006 and 2005, common share equivalents outstanding would be anti-dilutive, therefore, have not been included in the weighted average shares outstanding. The following table provides the numerators and denominators used in the calculation of Basic EPS for the years ended December 31, 2006 and 2005:

	2006	2005
Loss from operations	$(3,891,163)	$(1,751,883)
Less preferred stock dividends	(27,960)	(27,960)

Loss available to common stockholders	$(3,919,123)	$(1,779,843)

Common stock outstanding for the full year	24,436,467	21,266,094

Weighted average of private stock issuance and exercise of stock warrants and stock options	632,976	308,138

Weighted average common shares outstanding	25,069,443	21,574,232

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS—CONTINUED
December 31, 2006 and 2005
1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED
Stock Options
Effective January 1, 2006, the Company accounts for stock options in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the period ended December 31, 2006. Prior to January 1, 2006, the Company accounted for stock compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , (APB 25) as permitted by SFAS 123 as originally issued. Under APB 25, stock compensation expense was recognized only if the options had intrinsic value (difference between option exercise price and the fair market value of the underlying stock) at the date of grant. As the Company issued all options with an exercise price equal to the grant date market value of the underlying stock, no compensation expense had previously been recorded by the Company.
Under SFAS 123(R), the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of Staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to “plain vanilla” options in determining the expected term of option grants. SAB 107 permits the expected term of "plain vanilla" options to be calculated as the average of the option’s vesting term and contractual period. The Company has used this method in determining the expected term of all options. The Company has several awards that provide for graded vesting. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and cash on deposit. The Company defines cash equivalents as short-term and highly liquid investments that are both readily convertible to known amounts of cash and have an original maturity of less than 90 days.
Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits
The Company maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At December 31, 2006, the Company had $1,057,000 of cash balances that were uninsured.
Advertising
The Company expenses advertising costs as these are incurred. For the years ended December 31, 2006 and 2005, these costs are included in the statement of operations as marketing costs.

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS—CONTINUED
December 31, 2006 and 2005
1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED
Income Taxes
There is no provision for income taxes for the year ended December 31, 2006 and 2005. Income taxes are provided for under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, therefore for financial reporting purposes, a valuation allowance of $3,498,000 and $2,024,000 has been recognized to offset the net deferred tax assets at December 31, 2006 and December 31, 2005, respectively. See Note 9 for additional information.
2. GOING CONCERN AND MANAGEMENT’S PLANS
The Company has continued to incur recurring losses from operations and has not generated an internal cash flow from its business operations in recent years. The Company’s operations to date have been financed mainly from the sale of equity interest in the Company with proceeds from the sale of common stock, common warrants, and common stock options. Given the Company’s current cash position and the uncertainty of additional future cash proceeds from the sale of equity interests in the Company there now exists substantial doubt about the Company’s ability to continue as a going concern.
The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2006 includes an explanatory paragraph that states that the Company has experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2006 and 2005 our statement of operations reflects a net loss from continued operations of $3,891,163 and $1,751,883, respectively.
The Company’s ability to meet future cash and liquidity requirements is dependent on a variety of factors, including our ability to raise more capital, successfully negotiate extended payment terms with our creditors and implement our plans of restructuring as described above. The presence of the going concern note may have an adverse impact on our relationship with third parties such as potential investors. If we are unable to continue as a going concern we would have to liquidate our remaining assets, if any. This would have a material adverse effect on a stockholder's investment in the Company.
Management’s plans with regard to these matters include the following actions: 1) attempting to obtain funding from the issuance of new debt or equity instruments, and 2) implementing a plan to generate additional operating income sufficient to cover ongoing re-occurring operating costs. The Company’s continued existence is dependent upon its ability to accomplish these objectives. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.
3. AFFILIATED OIL AND GAS PARTNERSHIPS
Included in the Company’s financial statements are contributions made to the various Company sponsored oil and gas partnerships. The Company has allocated, on a pro rata basis the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.
4. RELATED PARTY TRANSACTIONS
A. Common Stock Transactions
As of December 31, 2006, there are 26,276,943 shares of common stock issued and outstanding. A total of 3,638,371 shares are held by Blue Ridge Group, Inc. and the remaining 22,638,572 shares are held by approximately 590 shareholders of record.
B. Receivables & Payables with Related Parties
On October 1, 2004, the Company entered into a $500,000 promissory note with BR Group to settle outstanding cash advances received from BR Group during prior periods. The note bears interest at 7.95% for a term of eight years with monthly payments of $7,056 for principal and interest. The note is secured by all oil and gas production income that the Company holds until the note has been paid in full. At December 31, 2006 the note balance was $129,684.
On August 1, 2006, the Company sold 18.75% of its original 25% carried interest in the Neches Townsite prospect to BRG in exchange for a reduction of $198,188 in the note payable balance to BR Group. This value was determined based upon 18.75% of the estimated drilling costs of the King #1 well. The King Unit #1 well was drilled on the Neches Townsite prospect and was a dry hole. As of December 31, 2006 the Company owed Gulf Coast Drilling Company (an affiliate of BR Group) $196,631 in drilling advances received for the King Unit #1 well that were in excess of BR Group’s participation interest in the well.
As of December 31, 2006, the Company had a trade payable due to BR Group in the amount of $27,100. During 2006, the Company reimbursed BR Group $223,366 for administrative costs incurred on its behalf, while the Company charged BR Group $7,880 for office and administrative costs. The charge and credit are both recorded as general and administrative costs.
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
C. Participation Agreement in Oil and Gas Prospects:
During 2005 and 2006, BR Group entered into participation agreements with the Company for the drilling of five different wells on the East Texas Project.
In March, 2006, the Lanier #1 well was drilled and was a dry hole. BR Group paid the Company $62,322 in leasehold cost reimbursement and participated for a 75% working interest in the well. BR Group paid the Company $227,362 for its participation costs for drilling of this well.
In June, 2006, the Holman #1 well was drilled and was a dry hole. BR Group paid the Company $17,227 in leasehold cost reimbursement and participated for a 75 % working interest in the well. BR Group paid the Company $224,362 for its participation costs for drilling of this well.

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS—CONTINUED
December 31, 2006 and 2005
4. RELATED PARTY TRANSACTIONS-CONTINUED
In July, 2006, the Bartosh Unit #1 well was drilled and was a dry hole. BR Group paid the Company $99,972 in leasehold cost reimbursement and participated for a 75% working interest in the well. BR Group paid the Company $215,363 for its participation costs for drilling of this well.
In September, 2006, the King Unit #1 well was drilled and was a dry hole. BR Group paid the Company $78,270 in leasehold cost reimbursement and participated for a 75% working interest in the well. BR Group paid the Company $816,075 for its participation costs for drilling of this well.
During 2006, BR Group paid a total of $40,000 in prospect fees for the above wells which is reported as revenue on the income statement.
During 2005, BR Group entered into a participation agreement for a well on the East Texas Project whereby the Company would be entitled to 8% of the interest owned by BRG. In October, 2005, the Swanson #1 well drilled on this prospect and was a dry hole. During 2005, BR Group paid a total of $120,000 in prospect fees which is reported as revenue on the income statement.
5. PROPERTY AND EQUIPMENT
Property and equipment, stated at cost, consisted of the following:

	December 31
	2006	2005
Proved oil and gas properties	$840,339	$1,539,713
Investment in partnerships	26,653	481,573
Unproved oil and gas properties	288,673	1,196,405
Furniture and computer equipment	349,501	294,900

Total property and equipment	$1,505,166	$3,512,591

Less accumulated depletion, depreciation and amortization	(909,922)	(1,141,559)
Less impairment	—	(643,549)

Net property and equipment	$595,244	$1,727,483

Depreciation, depletion and amortization expense was $81,615 and $259,796 during the years ended 2006 and 2005, respectively.
During 2006 and 2005, the Company provided for impairment, abandonment and dry hole costs of $1,074,958 and $29,235, respectively. The abandonment expense was for undeveloped leases that had expired and for costs incurred in areas where no leases were acquired.
6. SEISMIC LICENSE
The Company entered into a “lifetime participation” membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 3-D data sets and 13,000 miles of 2-D data available for use in generating drilling prospects. The Board is considering various options to fully exploit this dataset for the greatest benefit to the Company.
This seismic license and any related “prospecting costs” such as geological and geophysical (G&G) consulting and G&G studies are defined as Exploration Costs under FASB Statement 19 and such expenditures are to be expensed as incurred. During 2006 and 2005, $435,000 and $454,000, respectively, was incurred for exploration costs and charged to expense.
7. LONG TERM DEBT
As discussed in Note 4, the Company entered into a promissory note with BR Group dated October 1, 2004 that matures on October 1, 2012 and had a balance of $129,684 at December 31, 2006. The principal amount is scheduled to be paid earlier than the maturity date of the note as a result of the sale of the Neches Townsite prospect to BR Group in exchange for a reduction of $198,188 in the principal balance of the note payable to BR Group as explained in Note 4, Related Party Transactions. On January 1, 2005, the Company entered into a four year note that matures on December 1, 2008 with LandPro Corporation to acquire land and lease software. The original principal of $42,095 bears a 5% interest rate

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS—CONTINUED
December 31, 2006 and 2005
7. LONG TERM DEBT—CONTINUED
with a monthly payment of $970 and had a $22,098 balance at December 31, 2006. Principal payments due on long-term notes payable for the years subsequent to December 31, 2006 are as follows:

Year ending
2007	$86,299
2008	65,483

Total principal payments	$151,782

8. OPERATING LEASE
The Company entered into an operating lease for its administrative office in Houston, Texas on April 1, 2003. The lease expires on June 30, 2008 and calls for future minimum lease payments of $115,330 for 2007 and $57,665 for 2008. Total rental expense was approximately $116,000 for 2006 and 2005 respectively.
9. INCOME TAXES
The tax effect of significant temporary differences representing the net deferred tax liability at December 31, were as follows:

	2006	2005
Net operating loss carry forward	$2,888,500	$1,927,961
Intangible drilling costs	(399,999)	(371,372)
Depletion, depreciation and amortization	426,733	467,207
Impairment of property	266,603	—
Stock based compensation	316,624	—
Valuation allowance	(3,498,461)	(2,023,796)

Net deferred tax liability	$—	$—

The Company recorded $-0- as income tax expense for the years ended December 31, 2006 and 2005, as a result of the net loss recognized in each of these years. Further, an income tax benefit was not recognized in either of the years due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.
The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

	2006		2005
	Amount	Percent	Amount	Percent
Income tax benefit computed at the statutory rate	$1,322,995	34.0%	$595,640	34.0%
Increase (reduction) in tax benefit resulting from:
State and local income taxes, net of federal tax effect	155,647	4.0	70,075	4.0
Permanent items	(3,559)	(0.1)	(3,675)	(0.2)
Valuation allowance	(1,475,083)	(37.9)	(662,040)	(37.8)

Income tax benefit	$—	—	$—	—

At December 31, 2005, the Company had an estimated net operating loss carry forward of approximately $5,074,000 to offset future taxable income. These net operating loss carry forwards will begin expiring in 2020 unless utilized sooner. The Company has an estimated net operating loss carry forward of $7,601,315 as of December 31, 2006. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issuance of the additional shares from the private stock placement. This rule will limit the NOL carry forward amount on the NOL balance at December 31, 2004 to $267,000 per year.
10. COMMITMENTS AND CONTINGENCIES
Commitments
Neither the Company nor any of its properties is subject to any material pending legal proceedings. From time to time, the Company may be a party to litigation in the ordinary course of business, none of which is expected to have a material adverse effect on the financial condition of the Company.

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS—CONTINUED
December 31, 2006 and 2005
10. COMMITMENTS AND CONTINGENCIES—CONTINUED
Contingencies
The Company’s drilling and oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As a protection against these hazards, the Company maintains general and umbrella liability insurance coverage of approximately $10 million per occurrence and in the aggregate. The Company believes it is adequately insured for public liability and property damage to others with respect to its operations. However, such insurance may not be sufficient to protect the Company against liability for all consequences of well disasters, extensive fire damage, or damage to the environment. The Company has never been fined or incurred liability for pollution or other environmental damage in connection with its operations. As of December 31, 2006, the Company had no significant customers or suppliers, other than BR Group, which could have a significant adverse effect on the Company’s operations.
11. STOCKHOLDERS’ EQUITY
Authorization to Issue Shares – Preferred and Common
The Company is authorized to issue two classes of stock that are designated as common and preferred stock. On October 8, 2004, a Special Meeting of Stockholders was held requesting the approval of an Amendment to the Company’s Articles of Incorporation to increase the authorized shares of Common Stock from 20,000,000 shares to 150,000,000 shares. The amendment was approved at the Special Meeting of Stockholders. This increase was necessary for the Company to have a sufficient number of shares for its stock issues as discussed in Note 1. As of December 31, 2006, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.
Series E Preferred Stock
In June 2002, the Company authorized the issuance and sale of 750,000 shares of Series E Preferred Stock, which has a par value of $0.001 per share at $10.00 per share. The Series E Preferred Stock bears a 12% per annum dividend payable quarterly and a participating dividend equal to 3% of the net profits from the oil and gas properties acquired with the proceeds of the offering, also payable quarterly. The proceeds from the offering, after deducting expenses, were used to drill three dry holes in September 2002, October 2002 and February 2003; therefore, no participating dividends will be payable to stockholders. Each share of the Series E Preferred Stock shall be converted automatically into five shares of common stock five years after the closing of the offering, or at such time as the Company’s registered common stock has traded at $12.50 per share average for a 30 day period, but in any event no earlier than three years after the final closing of the offering, which was December 31, 2002.
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
Stock Options
On August 8, 2001, the shareholders of the Company approved the Blue Ridge Energy Stock Option Plan (the 2001 Plan) which allows for the granting of stock options to eligible employees and directors. The stock option plan originally authorized the issuance to officers, directors, and key employees of up to 1,000,000 options to purchase shares of common stock at the fair value of the common stock on the date of grant. These options generally become exercisable 33% annually beginning on the date of grant and expire not later than ten years from the date of grant. The 2001 Plan allows for the options available for granting to increase at 10% of the additional shares outstanding. In 2002, the available stock options were increased by 144,580 shares when there was an increase in common shares issued. The Non-U.S. Regulation S Offering in 2004 increased the authorized stock option grants by another 1,375,000 under the plan’s provisions. The requisite service has been provided under the 2001 Plan. Grants and the shares available under the plan have been consolidated into the “Blue Ridge Energy, Inc. 2005 Stock Option and Incentive Plan” (the 2005 Plan).
On February 22, 2005, the Board of Directors adopted the 2005 Plan, the purposes of which are to (i) attract and retain the best available personnel for positions of responsibility within the Company, (ii) provide additional incentives to employees of the Company, (iii) provide directors, consultants and advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continuance of service to the Company and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company’s business and increases in shareholder value, and (iv) generally to promote the success of the Company’s business and the interests of the Company and all of its stockholders, through the grant of options to purchase shares of the Company’s Common Stock and other

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS—CONTINUED
December 31, 2006 and 2005
11. STOCKHOLDERS’ EQUITY—CONTINUED
incentives. Incentive benefits granted hereunder may be either Incentive Stock Options, Non-qualified Stock Options, stock awards, Restricted Shares, cash awards or other incentives determined by the board, as such terms are hereinafter defined. The types of options or other incentives granted shall be reflected in the terms of written agreements. Subject to adjustments upon changes in capitalization or merger, the maximum aggregate number of shares which may be optioned and sold or otherwise awarded under the 2005 Plan is seven million (7,000,000) common shares which includes options previously granted under the 2001 Plan. Any common shares available for grants and awards at the end of any calendar year shall be carried over and shall be available for grants and awards in the subsequent calendar year. The Board of Directors has all power to administer the 2005 Plan and is the body responsible for the Plan. Generally, awards of options under the 2005 plan vest immediately or on a graded basis over a 5 year term. The maximum contractual period of options granted is 10 years. The 2005 Plan will terminate on February 22, 2015. As of December 31, 2006, approximately 3,100,000 shares are available for grant.
Issuance of common stock from the exercise of stock options will be made with new shares from authorized shares of the Company.
On March 1, 2005, under the employment agreement with the former CEO and President, the Company granted 20,000 stock options. These options were forfeited January 22, 2006.
On February 22, 2005, the Board of Directors granted stock options to purchase 2,517,500 shares to the directors and officers of the Company with an exercise price of $0.30 per share and the option period to commence from date of grant and terminating five years from date of grant. The stock options granted were fully vested on the date of grant. In 2006, two of the officers and directors exercised a total of 250,000 shares of these options on a “cashless basis” resulting in the issuance of 214,276 common shares of the Company. In 2006, a total of 130,000 shares of these options expired. On February 8, 2006 another 100,000 shares of these options were exercised on a “cashless basis” by a director of the Company resulting in the issuance of 87,058 common shares of the Company. On December 12, 2006, the Board of Directors approved the rescission of this February 8, 2006 transaction; the 87,058 common shares were returned to the Company by the director, and the 100,000 shares of options were credited back to the director as vested, unexercised, options for common stock as originally granted. Although the net effect of these two transaction resulted in no change in the number of outstanding options for the Company, the Company has elected to treat this rescission and return of unexercised options to the director as an “in substance grant” of stock options under SFAS 123(R). This resulted in a stock-based compensation charge of $95,000 for the Company which is included in general and administrative costs for the year 2006.
On June 22, 2005, the Board of Directors authorized the granting of stock options to purchase 100,000 shares to a director of the Company with an exercise price of $1.13 per share and the option period to commence from date of grant and terminating five years from date of grant. The stock options granted were fully vested on the date of grant and are a part of exercisable stock options as of December 31, 2006.
On October 6, 2005, the Board of Directors granted stock options to purchase 1,700,000 shares to the officers of the Company with an exercise price of $2.25 per share and the option period to commence from date of grant and terminating five years from date of grant. These options vest 20% on May 1, 2006 and 20% on each anniversary thereafter. During 2006, the option to purchase 340,000 shares vested but none were exercised. Of the 1,700,000 options issued to the officers, 240,000 options expired and 1,360,000 options were forfeited in 2006.
During 2005, the Company entered into employment contracts on various dates that granted stock options to four senior officers. The exercise price under all the employment contracts is $0.50 per share and the term of the option grants was ten years from the date of grant. Following is a summary of the options granted under the terms of these employment contracts.
On March 28, 2005, 20,000 stock options were granted that vest 50% after one year of service and 50% after two years of service. These options expired or were forfeited during 2006.
On April 25, 2005, 200,000 stock options were granted that vest as follows: a) after the first and second year of service, 25,000 options vest each year and b) after the third, fourth and fifth year of service, 50,000 options vest each year. During 2006, a total of 25,000 of these options vested and all 200,000 options were outstanding as of December 31, 2006.
On April 25, 2005, 20,000 stock options were granted that vest 50% after one year of service and 50% after two years of service. During 2006, 10,000 of these options vested and were exercised by the officer and the remaining 10,000 options were forfeited.
On July 1, 2005, 10,000 stock options were granted that vest after one year of service. These options vested and expired during 2006.
On January 1, 2006, the Board of Directors granted stock options to purchase 400,000 shares to an officer of the Company with an exercise price of $2.00 per share and the option period to commence from date of grant and terminating five years from date of grant. These options vest 20% on each anniversary thereafter. As of December 31, 2006 all 400,000 options remain outstanding.
On March 1, 2006, in conjunction with an independent service contract, the Company granted an option to purchase 500,000 shares for a two year term with 250,000 option shares having an exercise price of $2.25 and the other 250,000 option shares having an exercise price of $4.50.

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS—CONTINUED
December 31, 2006 and 2005
11. STOCKHOLDERS’ EQUITY—CONTINUED
Referenced in the service contract, these options were fully vested on the contract date but never issued because the Company elected to terminate the service contract. Through June 30, 2006, the Company had recognized $287,000 of stock-based compensation expense with respect to these options resulting in unrecognized stock-based compensation totaling $430,500 at that date. Effective July 1, 2006, the Company discontinued recognizing stock-based compensation expense for these options as the service contract was terminated.
On December 1, 2006, the Company entered into an employment agreement with James G. Brown, Drilling and Production Manager, which provided the Company would grant him the number of shares of restricted Company common stock equal to $20,000 divided by the previous 30 day average price of a share of the Company’s common stock on each anniversary date of the agreement in 2007, 2008, and 2009.
On December 29, 2006, the Company entered into an employment agreement effective 1/1/2007 with D. Edwin Suhr, Jr., Senior Vice President of Land, which provided the Company would grant him the number of shares of restricted Company common stock equal to $30,000 divided by the previous 30 day average price of a share of the Company’s common stock on each anniversary date of the agreement in 2008, 2009, and 2010.
At December 31, 2006, there were options, fully vested and expected to vest, to purchase 3,273,750 shares with a weighted average exercise price of $0.52, an intrinsic value of $1.648,813 and a weighted average contractual term of 3.739 years.
At December 31, 2006, there were options, fully vested and currently exercisable, to purchase 3,193,750 shares with a weighted average exercisable price of $0.49, an intrinsic value of $1,648,813 and a weighted average contractual term of 3.732 years.
At December 31, 2006, there was $0 in unrecognized stock-based compensation costs related to non-vested stock options.
For the year ended December 31, 2006, the Company recorded stock-based compensation expense of $833,221, which is included in general and administrative costs.
When calculating stock-based compensation expense the Company must estimate the percentage of non-vested stock options that will be forfeited due to normal employee turnover. Since its adoption of SFAS 123(R) on January 1, 2006, the Company initially used a forfeiture rate of 20% and increased its forfeiture rate to 50% during the third quarter 2006. This was due to the Company experiencing a number of resignations of senior management personnel, each of whom had been awarded options which, in many cases, had not vested and therefore will be forfeited. Due to the almost complete turnover of management personnel during 2006 and the announcement subsequent to year-end that the Company will terminate all remaining management employees in 2007, the Company expects that only 80,000 additional options will vest after December 31, 2006 and given the price of the options that will vest, the current price of the company stock, and the recent announcement regarding major restructuring of the Company, the Company has concluded that a forfeiture rate of 100% was necessary at December 31, 2006. The Company determined that it was appropriate to true-up option expense at December 31, 2006 for all options (rather than wait until the end of the vesting terms) as all employees who had been granted awards with vesting provisions have either terminated or have been notified of termination.
The Company did not record any tax benefit for stock based compensation expense in accordance with its current policy on providing for a full income tax valuation allowance more fully explained in the “Income Taxes” note below.
For the year ended December 31, 2006, the weighted average grant date fair value was $1.45 per share for options granted, the total fair value of the options vested was $1,300,900 and the intrinsic value of options exercised was $450,000.
The Company did not receive any cash from 250,000 options exercised during the first quarter of 2006 as they were “cashless exercises” that are permitted under the provisions of the plans. The 250,000 “cashless” exercised options resulted in the issuance of 214,276 common shares. In addition to the “cashless exercise,” an option for 10,000 shares was exercised at $0.50 per share for $5,000 in cash.
The following table provides a summary of the stock option activity for all options for the year ended December 31, 2006.

	Number of Weighted Average	Options Exercise Price
Options at December 31, 2005	5,458,750	$0.99
Options granted	900,000	$2.76
Options exercised	(260,000)	$0.31
Options forfeited	(2,075,000)	$2.34
Options expired	(430,000)	$1.41

Options at December 31, 2006	3,593,750	$0.52

Options exercisable at December 31, 2006	3,193,750	$0.49
Had compensation cost for employee stock options been determined based on the fair value at the grant date consistent with SFAS No. 123(R) prior to its adoption on January 1, 2006, the Company’s net loss and loss per share for the twelve months ended December 31, 2006 and 2005 would have been as follows:

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS—CONTINUED
December 31, 2006 and 2005
11. STOCKHOLDERS’ EQUITY—CONTINUED

	December 31,	December 31,
	2006	2005
Net Loss, as reported	$(3,891,163)	$(1,751,883)
Add: Stock based compensation included in Net Loss	883,221	—
Deduct: Stock based compensation determined under fair value	(883,221)	(991,850)

Pro Forma Net Loss	$(3,891,163)	$(2,743,733)

Net Loss Attributable to Common Stockholders, as reported	$(3,919,123)	$(1,779,843)
Add: Stock based compensation included in Net Loss	833,221	—
Deduct: Stock based compensation determined under fair value	(833,221)	(991,850)

Pro Forma Net Loss	$(3,919,123)	$(2,771,693)

Basic and Diluted Income (Loss) per Common Share, as reported	$(0.16)	$(0.08)

Basic and Diluted Income (Loss) per Common Share, Pro Forma	$(0.16)	$(0.13)
The following table provides assumptions on stock option grants made during the year ended December 31, 2006.

December 31, 2006
Risk free interest rate	3.98% to 4.35%
Expected option life	5 to 7.5 years
Expected dividend yield	0%
Expected volatility range	0.77 to 1.56
Expected volatility weighted average	1.28
Common Stock Warrants
In conjunction with the issuance of the Series E Preferred Stock one common stock warrant was issued for each share of Series E Preferred Stock issued. These 23,300 warrants expired on December 31, 2005. The Company entered into a Managing Dealer Agency Agreement for the brokering of the Series E Preferred Stock, which called for the issuance of warrants based on the number of shares issued. On August 30, 2002 and December 26, 2002, the Company issued 12,000 warrants to two dealers. These warrants expire five years from the date of issuance and call for an exercise price of $0.40 per share, which was the trading price of the common stock on the dates of issuance. Based upon the Company’s Black-Scholes evaluation, the fair value of the above warrants is insignificant.
As explained under Note 1, there were 13,750,000 warrants issued in conjunction with the 2004 private placement offering. During 2005, 1,100,000 warrants were exercised and the exercise period was extended to June 30, 2006. By Board resolution the exercise period was extended to December 31, 2006. During 2006, a total of 1,075,000 warrants were exercised.
Also, explained under Note 1 for the 2005 US Exempt Offering there were 797,623 warrants issued and under the Regulation S Offering there were 1,272,750 warrants issued. In 2006, there were 110,000 US Exempt Offering warrants issued and 315,000 Regulation S Offering warrants issued. None of the US Exempt Offering or Regulation S Offering warrants were exercised during 2006. These warrants expire December 31, 2007.
In 2006, the Company issued 52,500 warrants under the Regulation S offering. Each warrant granted the holder the right to purchase one share of the Company’s common stock at a price of $2.00 at any time up to two years from the date of issuance of the warrant.

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS—CONTINUED
December 31, 2006 and 2005
11. STOCKHOLDERS’ EQUITY—CONTINUED
The following table discloses warrants issued and outstanding as of December 31, 2006. All warrants expire at the end of the exercisable period. These warrants have not been registered with the SEC and accordingly, are restricted from sale under Rule 144 or Regulation S.

TITLE OF	AGGREGATE AMOUNT	DATE FROM	PRICE AT	ISSUED IN
ISSUE OF	OF SECURITIES	WHICH WARRANTS	WHICH WARRANTS	CONNECTION WITH
SECURITIES	CALLED FOR BY WARRANTS	ARE EXERCISABLE	ARE EXERCISABLE	WARRANTS ISSUED
Common	800	August 30, 2002 &
Stock Warrants	Warrants	December 26, 2002
		through	$0.40 for 1 share
		August 30, 2007	of	Series E
		December 26, 2007	Common Stock	Preferred Stock

Series K	797,623	December 31, 2005	$1.75 for 1 share	2005 US Exempt
Stock Warrants	Warrants	through	of	Offering
		December 31, 2007	Common Stock

Series L	1,272,750	December 31, 2005	$1.75 for 1 share	2005 Regulation S
Stock Warrants	Warrants	through	of	Offering
		December 31, 2007	Common Stock

Series K	110,000	December 31, 2006	$1.75 for 1 share	2005 US Exempt
Stock Warrants	Warrants	through	of	Offering
		June 30, 2008	Common Stock

Series L	315,000	December 31, 2006	$1.75 for 1 share	2005 Regulation S
Stock Warrants	Warrants	through	of	Offering
		June 30, 2008	Common Stock

Common Stock	52,500	August 31, 2006	$2.00 for 1 share	2006 Regulation S
Warrants	Warrants	through	of	Offering
		August 31, 2008	Common Stock
12. SUBSEQUENT EVENTS:
On April 4, 2007, the Company announced the resignation of W. Wayne Hardin as President and Chief Executive officer D. Edwin Suhr, Jr. was given thirty days notice of termination as of April 1, 2007, as Senior Vice President of Land and Operations/Secretary and Richard M. Hewitt resigned as a Director. Mr. Hardin’s resignation was effective as of April 3, 2007. Mr. Hewitt’s resignation will become effective May 1, 2007. The three remaining employees and other contract personnel located in the Houston, Texas office were given thirty days notice of termination of their employment as of April 1, 2007, although some of this support staff may be retained on a contract or temporary basis.
The Company’s executive office in the year 2006 was located at 10777 Westheimer, Suite 170, Houston, Texas, 77042. On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101.
The Company also announced that Robert D. Burr has been appointed President and Chief Executive Officer of the Company by the Board on an interim basis as of April 3, 2007 while the Company continues to search for new executive management and during this transitional phase of the Company. The Company is moving its headquarters from Houston, Texas, to Bowling Green, KY in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. The Company’s main objectives will now be to review, identify, and acquire selected non-operated oil and gas prospects with the intent to sell a portion of the acquired interest to other industry parties at a profit and retain a carried interest in the property for the Company. Robert D. Burr and the Board are pursuing other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of December 31, 2006 it intends to sell to third parties and/or Blue Ridge Group, Inc for a recovery of the Company’s invested funds and also make a profit. This should provide operating capital for the company during this restructuring period. The Board is currently re-defining the focus and direction of company and re-assessing the personnel needed by the company to allow the Company to move to a profitable operating position.
The Company had employment contracts with two employees and one independent contractor whose services were terminated effective April 1, 2007. The Company is seeking a settlement of these contracts but the ultimate outcome is unknown at this time.

BAYOU CITY EXPLORATION, INC.
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES (UNAUDITED)
Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities:

	December 31
	2006	2005
Acquisition of properties
Proved	$—	$—
Unproved	881,865	1,215,869
Exploration costs	435,792	463,968
Development costs	—	—

Total oil and gas acquisitions	$1,317,657	$1,679,837

Capitalized Costs of Oil and Gas Properties:

	December 31
	2006	2005
Proved oil and gas properties	$840,339	$1,539,713
Investment in partnerships	26,653	481,573
Unproved oil and gas properties	288,673	1,196,405

Total oil and gas properties	1,155,665	3,217,691
Less accumulated depreciation, depletion and amortization	(771,539)	(1,702,727)

Net oil and gas properties	$384,126	$1,514,964

Results of Operations from Oil and Gas Producing Activities:

	December 31
	2006	2005
Oil and gas sales	$171,663	$225,200
Oil and gas sales from partnerships	24,362	32,432
Production costs	(96,207)	(86,621)
Accretion Expense	(2,919)	(17,050)
Exploration, abandonment and dry hole expenses	(1,510,750)	(483,432)
Depreciation, depletion and amortization and valuation provision	(25,613)	(213,808)

Net operating loss from oil and gas activity before income taxes	(1,439,464)	(543,279)
Income tax effect	—	—

Results of operations from oil and gas producing activities (excluding corporate overhead and financing cost)	$(1,439,464)	$(543,279)

Proved Oil and Gas Reserve Quantities
The following tables present estimates of the Company’s proved oil and gas reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States. Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods.

BAYOU CITY EXPLORATION, INC.
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES (UNAUDITED)
Proved Oil and Gas Reserve Quantities—Continued

	Oil (Bbls)	Gas (Mcf)
Reserves, December 31, 2004	14,855	197,780
Revisions	(7,022)	(85,206)
Sale of minerals in place	—	—
Discoveries and extensions	28,236	1,479,000
Production	(1,301)	(29,184)

Reserves, December 31, 2005	34,768	1,562,390
Revisions	(6,399)	(400,492)
Sale of minerals in place	—	(49,000)
Discoveries and extensions	—	—
Production	(1,803)	(9,898)

Reserves, December 31, 2006	39,364	1,103,000

Proved developed reserves
December 31, 2004	14,855	197,780

December 31, 2005	6,532	83,390

December 31, 2006	15,078	20,000

Standardized Measure of Discounted Future Net Cash Flows
The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS No. 69:

	December 31
	2006	2005
Future cash inflows	$9,289,000	$14,660,558
Future development costs	(81,000)	(309,221)
Future production costs	(1,098,000)	(1,592,784)
Future income taxes	(2,757,000)	(1,742,788)

Future net cash flows	$5,353,000	$11,015,765
10% annual discount for estimated timing of cash flow	(2,204,000)	(3,252,394)

Standardized measure of discounted future net cash flows	$3,149,000	$7,763,371

	December 31
	2006	2005
Changes in standardized measure of discounted future net cash flows:

Standardized measure of discounted future net cash flows (beginning)	$7,763,371	$953,615
Sales of oil and gas, net of production costs	(83,091)	(171,011)
Net changes in prices, net of production cost	(1,236,696)	480,852
Revisions of previous quantity estimates	(2,487,679)	(702,335)
Change in future income taxes	(745,371)	(865,603)
Accretion of discount	82,685	96,384
Discoveries and extensions, net of production and development costs	—	8,102,576
Sales of reserves in place	(251,851)	—
Changes in future development costs	189,792	2,728
Development costs incurred during the period that reduced future development costs	—	—
Changes in production rates and other	(82,160)	(133,835)

Standardized measure of discounted future net cash flows (ending)	$3,149,000	$7,763,371

BAYOU CITY EXPLORATION, INC.
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION
AND PRODUCTION ACTIVITIES (UNAUDITED)
Standardized Measure of Discounted Future Net Cash Flows — Continued
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