Form 10QSB
period 2007-03-31
BAYOU CITY EXPLORATION, INC.
filed 2007-06-11
CIK 1050957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
BAYOU CITY EXPLORATION, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA (State or Other Jurisdiction of Incorporation of Organization)	61-1306702 (IRS Employer Identification No.)
632 Adams Street – Suite 700, Bowling Green, KY 42101
(Address of Principal Executive Offices)
(800) 798-3389
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
Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,281,133 shares of common stock as of April 30, 2007 and 23,300 shares of Series E Preferred Stock as of April 30, 2007.
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes ☐      No ☑

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$170,254	$1,178,946
Accounts receivable:
Managed limited partnerships	199	12,883
Related parties	24,782	19,081
Trade and other	143,666	524,277
Prepaid expenses and other current assets	25,124	33,909

TOTAL CURRENT ASSETS	364,025	1,769,096

PROPERTY AND EQUIPMENT, NET	685,706	595,244
OTHER NONCURRENT ASSETS	7,024	7,024

TOTAL ASSETS	$1,056,755	$2,371,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$498,677	$1,034,539
Accounts payable-related parties	270,823	223,731
AFE advances from JIB owners	68,742	377,439
Current portion of long term debt	86,299	86,299

TOTAL CURRENT LIABILITIES	924,541	1,722,008

LONG TERM LIABILITY-P&A COSTS	60,661	67,291
LONG TERM DEBT	44,127	65,483

TOTAL LIABILITIES	1,029,329	1,854,782

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series E 23,300 shares issued and outstanding at March 31, 2007 and December 31, 2006 (liquidation preference of $233,000 at March 31, 2007 and December 31, 2006)	23	23
Common Stock, $0.005 par value; 150,000,000 shares authorized; 26,281,133 shares issued and outstanding at March 31, 2007 and 26,281,133 shares issued and outstanding at December 31, 2006	131,406	131,406
Additional paid-in capital	13,214,604	13,214,604
Accumulated deficit	(13,318,607)	(12,829,451)

TOTAL STOCKHOLDER’S EQUITY	27,426	516,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,056,755	$2,371,364

The accompanying notes are an integral part
of these financial statements.

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
OPERATING REVENUES:
Prospect fees from others	$—	$16,666
Management fees	—	40,000
Oil and gas sales	4,110	36,474

TOTAL OPERATING REVENUES	4,110	93,140

OPERATING COSTS AND EXPENSES:
Lease operating expenses	18,549	13,159
Impairment, abandonment, and dry hole costs	11,598	—
Exploration costs	29,366	84,957
Depreciation, depletion and amortization	15,771	53,868
Accretion expense	—	1,000
Advertising and marketing costs	6,988	102,035
General and administrative costs	400,482	678,476

TOTAL OPERATING COSTS	482,754	933,495

OPERATING LOSS	(478,644)	(840,355)

OTHER INCOME (EXPENSE):
Interest Expense	(3,522)	(8,059)

NET LOSS BEFORE INCOME TAX	(482,166)	(848,414)

Income Tax Provision	—	—

NET LOSS	(482,166)	(848,414)

SERIES F PREFERRED STOCK CASH DIVIDENDS	(6,990)	(6,990)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(489,156)	$(855,404)

NET LOSS PER COMMON SHARE	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding – Basic and Diluted	26,281,133	25,091,373

The accompanying notes are an integral part
of these financial statements.

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(482,166)	$(848,414)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion and amortization	15,771	53,868
Impairment, abandonment, and dry hole costs	11,598	—
Accretion expense	—	1,000
Stock based compensation expense	—	252,150
Change in operating assets and liabilities:
Accounts receivable-trade	380,611	154,913
Accounts receivable-related party	(5,701)	203,497
Prepaid expense and other assets	21,469	(51,630)
AFE advances-JIB owners	(308,697)	76,379
Accounts payable-related party	47,092	(39,600)
Accounts payable and accrued liabilities	(535,862)	88,290
Long Term Liability – P&A Costs	(6,630)	—

NET CASH USED IN OPERATING ACTIVITIES	(862,515)	(109,547)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of furniture and computer equipment	(11,254)	(8,742)
Purchase of oil and gas properties	(106,577)	(294,719)
Reimbursement of oil and gas properties	—	158,072

NET CASH USED IN INVESTING ACTIVITIES	(117,831)	(145,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(21,356)	(16,015)
Proceeds from 2005 US exempt offering	—	100,000
Proceeds from 2005 Regulation S offering	—	80,000
Proceeds from exercise of common stock warrants	—	400,000
Dividends paid	(6,990)	(6,990)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(28,346)	556,995

NET DECREASE IN CASH	(1,008,692)	(302,059)
CASH AT BEGINNING OF PERIOD	1,178,946	1,307,747

CASH AT END OF PERIOD	$170,254	$1,609,806

The accompanying notes are an integral part
of these financial statements.

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
INTERIM REPORTING
The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-KSB of the Registrant for its fiscal year ended December 31, 2006 and subsequent filings with the Securities and Exchange Commission.
The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.
GENERAL
Bayou City Exploration, Inc., (the “Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated (“Gem Source”), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In June 2005, the Company changed its name to Bayou City Exploration, Inc. The Company’s executive office in the year 2006 was located at 10777 Westheimer, Suite 170, Houston, Texas, 77042. On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101.
The Company is engaged in the oil and gas business primarily in the gulf coast of Texas, east Texas, south Texas, and Louisiana. In recent years, the Company developed and acquired leases for oil and gas prospects, and then sold a portion of such prospects to industry participants. The Company usually retains a carried interest and assesses a prospect fee for developing the oil and gas prospect. Prior to May 1, 2007, the Company operated many of the wells for which it owned an interest. The wells drilled by the Company included both exploratory and development wells. Since May 1, 2007 the Board has elected to maintain only the geological contract staff in the Houston office for the continued development and sale of the Company’s prospects in progress and also the development of additional prospects.
The Company’s main objectives will still be to review, identify, develop and acquire selected oil and gas prospects with the intent to sell a portion of the acquired interest to other industry parties at a profit and retain a carried interest in the property for the Company. The Company no longer intends to operate properties. The Company will seek to sell a portion of the interest in each prospect to an operator that will be responsible for the drilling and operating of the oil and gas properties.
The Board is continuing to pursue other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of March 31, 2007 it intends to sell to third parties and/or Blue Ridge Group, Inc. (“BR Group”) to generate cash flow during this restructuring period.
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
RECLASSIFICATIONS
Certain amounts in the 2006 financial statements have been reclassified to conform to the March 31, 2007 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 expands the disclosure requirements concerning unrecognized tax benefits as well as any significant changes that may occur in the next twelve months associated with such unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 did not have a significant impact on the financial statements of the Company at the date of adoption (January 1, 2007).
In September 2006, the FASB issued Statement No. 157, Fair Value Measures. This statement defines and establishes a framework for determining fair value and expands disclosures about fair value measurements. This standard does not require new fair value measurements, but does define fair value for implementation of other standards that permit or require fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007. This statement is not expected to have a significant impact on future financial statements of the Company.
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
SERIES E PREFERRED STOCK DIVIDENDS
In June 2002, the Company authorized the issuance and sale of 750,000 shares of Series E Preferred Stock, which has a par value of $0.001 per share at $10.00 per share. The Series E Preferred Stock bears a 12% per annum dividend payable quarterly. Each share of the Series E Preferred Stock may be converted automatically into five shares of common stock five years after the closing of the offering, or at such time as the Company’s registered common stock has traded at $12.50 per share average for a 30 day period, but in any event no earlier than three years after the final closing of the offering, which was December 31, 2002.
In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the existing holders of Series E Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of common stock, the amount of $10.00 per share plus all unpaid dividends on each share of Series E Preferred Stock then held by the shareholder.
STOCK BASED COMPENSATION
For the three months ended March 31, 2007 and 2006 the Company recorded $0 and $252,000, respectively, of stock based compensation expense in accordance with FASB 123(R). This expense is included in general and administrative expenses in the Company’s statement of operations.
INCOME TAXES
No income tax provision has been established for the three months ended March 31, 2007 and 2006, due to the net losses incurred or available via federal income tax carry forward provisions. Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, primarily representing net operating loss carry forwards. Therefore for financial reporting purposes, a valuation allowance of $3,683,156 as of March 31, 2007 and $3,498,461 as of December 31, 2006 has been recognized to offset the net deferred tax assets.
2. GOING CONCERN
The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2006 included an explanatory paragraph that stated that we have experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2006 and 2005 the Company’s statement of operations reflects a net loss from continued operations of $3,891,163 and $1,751,883, respectively. For the three months ended March 31, 2007 and 2006 the Company’s statement of operations reflects a net loss from continued operations of $482,166 and $848,414, respectively.
The Company’s ability to meet future cash and liquidity requirements is dependent on a variety of factors, including its ability to raise more capital, successfully negotiate extended payment terms with its creditors and implement its plans of restructuring as described above. The presence of the going concern note may have an adverse impact on the

Company’s relationship with third parties such as potential investors. If the Company is unable to continue as a going concern it would have to liquidate its remaining assets, if any.
3. AFFILIATED OIL AND GAS PARTNERSHIPS
Included in the financial statements are contributions made to various sponsored oil and gas partnerships, less the applicable loss generated by these partnerships relative to the Company’s percentage ownership. The Company has allocated, on a pro-rata basis, the amounts associated with these investments to the appropriate asset, liability, income and expense accounts.
4. RELATED PARTY TRANSACTIONS
COMMON STOCK TRANSACTIONS:
As of March 31, 2007, there are 26,281,133 shares of common stock issued and outstanding. A total of 3,638,371 shares are held by BR Group and the remaining 22,642,762 shares are held by approximately 560 shareholders of record.
RECEIVABLES & PAYABLES WITH RELATED PARTIES:
As of March 31, 2007 the Company had a trade account receivable from BR Group in the amount of $144. As of March 31, 2007 the Company had a trade account receivable from Gulf Coast Drilling Company (an affiliate of BR Group) in the amount of $24,638.
As of March 31, 2007 and December 31, 2006, the Company had a trade payable to BR Group in the amount of $27,205 and $27,100, respectively. Additionally, as of March 31, 2007, the Company had a payable to BR Group in the amount of $23,295 for proceeds from the sale of a BR Group asset collected by the Company on behalf of BR Group and $35,000 to a minority shareholder.
As of March 31, 2007 and December 31, 2006 the Company owed Gulf Coast Drilling Company (an affiliate of BR Group) $185,419 and $196,631, respectively, in drilling advances received for the King Unit #1 well that were in excess of BR Group’s participation interest in the well.
NOTE PAYABLE TO BR GROUP:
On October 1, 2004, the Company entered into a $500,000 promissory note with BR Group to settle outstanding cash advances received from BR Group during prior periods. The note bears interest at 7.95% for a term of eight years with monthly payments of $7,056 for principal and interest. The note is secured by all oil and gas production income that the Company holds until the note has been paid in full. As of December 31, 2006 the note balance was $129,684. As of March 31, 2007 the note balance was $110,971.
PARTICIPATION AGREEMENT IN OIL AND GAS PROSPECTS:
During the three months ended March 31, 2007 the Company did not enter into any new oil and gas participation agreements with BR Group.
In March, 2006, the Lanier #1 well was drilled and was a dry hole. BR Group paid the Company $62,322 in leasehold cost reimbursement and participated for a 75% working interest in the well. BR Group paid the Company $227,362 for its participation costs for drilling of this well.
In the three months ended March 31, 2006, BR Group paid a total of $40,000 in prospect fees which was reported as revenue on the Company’s statement of operations.

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
6. SUBSEQUENT EVENTS
On April 4, 2007, the Company announced the resignation of W. Wayne Hardin as President and Chief Executive officer. Mr. Hardin’s resignation was effective as of April 3, 2007. D. Edwin Suhr, Jr. was given thirty days notice of termination as of April 1, 2007, as Senior Vice President of Land and Operations/Secretary. The three remaining employees and other contract personnel located in the Houston, Texas office were given thirty days notice of termination of their employment as of April 1, 2007. Richard M. Hewitt resigned as a Director effective as of May 1, 2007.
The Company also announced that Robert D. Burr has been appointed President and Chief Executive Officer of the Company by the Board on an interim basis as of April 3, 2007 while the Company continues to search for new executive management during this transitional phase of the Company. The Company has moved its headquarters from Houston, Texas, to Bowling Green, KY in order to decrease overhead, consolidate operations and reduce the number of personnel on staff.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
GENERAL OPERATIONS
The Company’s executive office in the year 2006 was located at 10777 Westheimer, Suite 170, Houston, Texas, 77042. On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101.
On April 4, 2007, the Company announced the resignation of W. Wayne Hardin as President and Chief Executive officer. Mr. Hardin’s resignation was effective as of April 3, 2007. D. Edwin Suhr, Jr. was given thirty days notice of termination as of April 1, 2007, as Senior Vice President of Land and Operations/Secretary. The three remaining employees and other contract personnel located in the Houston, Texas office were given thirty days notice of termination of their employment as of April 1, 2007. Richard M. Hewitt resigned as a Director effective as of May 1, 2007.
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
The Company is engaged in the oil and gas business primarily in the gulf coast of Texas, east Texas, south Texas, and Louisiana. In recent years, the Company developed and acquired leases for oil and gas prospects, and then sold a portion of such prospects to industry participants. The Company usually retains a carried interest and assesses a prospect fee for developing the oil and gas prospect. Prior to May 1, 2007, the Company also had an operating staff and operated many of the wells for which it owned an interest. The wells drilled by the Company included both exploratory and development wells.
Since May 1, 2007 the Board has elected to maintain only the geological contract staff in the Houston office for the continued development and sale of the Company’s prospects in progress and also the development of additional prospects.
The Company’s main objectives will still be to review, identify, develop and acquire selected oil and gas prospects with the intent to sell a portion of the acquired interest to other industry parties at a profit and retain a carried interest in the property for the Company. But with the reduction in staff effective May 1, 2007, the Company no longer intends to operate properties. The Company will seek to sell a portion of the interest in each prospect to an operator that will be responsible for the drilling and operating of the oil and gas properties.
The Board is continuing to pursue other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of March 31, 2007 it intends to sell to third parties and/or BR Group to generate cash flow during this restructuring period. Mr. Burr has been in contact with stockholders of the Company and other affiliated partners of BR Group regarding the Company’s need for short term loans to finance its operations during this restructuring period. The Board has also discussed the possibility of various operators agreeing to provide a fixed payment each month to cover the Company’s normal overhead expenses in return for the right of first refusal for participating in all prospects generated by the Company although no agreements have been reached with any specific operator as of this date.
In prior years the Company has financed much of its operations through the sale of securities. For the three months ended March 31, 2007 the Company sold no shares of common stock and no warrants or options were exercised.
In the three months ended March 31, 2006, the Company sold 180,000 shares of common stock for $1.00 per share under private offerings for total proceeds to the company of $180,000. In addition, 800,000 shares of common stock options were exercised at a price of $0.50 per share for total proceeds to the company of $400,000.
The Company entered into a “lifetime participation” membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 3-D data sets and 13,000 miles of 2-D data available which the Company continues to use to generate oil and gas drilling prospects.
At March 31, 2007, the Company had total assets of $1,057,000, total liabilities of $1,030,000 and stockholders’ equity of $27,000. The Company had a net loss of $482,000 during the three months ended March 31, 2007 and net loss of $848,000 for the same period in 2006. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.02 per share during the three months ended March 31, 2007 as compared to $0.03 during the same period in 2006. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.
All of the Company’s periodic report filings with the SEC pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-KSB as filed with the SEC and a copy of its Code of Ethics. For copies of this, or any other filings, please contact: Robert D. Burr at Bayou City Exploration, Inc., 632 Adams Street – Suite 700, Bowling Green, KY 42101 or call (800)-798-3389.
SIGNIFICANT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY
The Company adopted SFAS 123R on January 1, 2006 using the modified prospective method. This statement requires stock compensation expense to be recognized in the statement of operations based on the grant date fair value of the stock options granted after December 31, 2005 or for any stock options granted before January 1, 2006 but vesting after December 31, 2005. Prior to January 1, 2006, the Company accounted for stock compensation cost in accordance with APB 25 as permitted by SFAS 123 as originally issued. Under APB 25, stock compensation expense was recognized only if the options had intrinsic value (difference between option exercise price and the fair market value of the underlying stock) at the date of grant. As the Company issued all options with an exercise price equal to the grant date market value of the underlying stock, no compensation expense had previously been recorded by the Company.
Under SFAS 123R, the fair value of options is estimated at the date of grant using a Black-Scholes option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of SAB 107 of the SEC relative to “plain vanilla” options in determining the expected term of option grants. SAB 107 permits the expected term of “plain vanilla” options to be calculated as the average of the option’s vesting term and contractual period. The Company has used this method in determining the expected term of all options. The Company has several awards that provide for grading vesting. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.

The adoption of this statement by the Company had a material effect on the reported loss for the first quarter of 2006. Of the $848,000 loss reported, $252,000, or 30%, is for stock based compensation expense. It can be expected that stock options awards will be made in the future and such grants will affect the net income or loss of the Company. During the three months ended March 31, 2007, there were no stock options granted by the Company and no stock based compensation expense was required to be recognized by the company for this period.
DESCRIPTION OF PROPERTIES
During the three months ended March 31, 2007 there was no change in the number of producing wells and no new wells were drilled by the Company.
During 2006, the Company participated in 8 new wells; 6 wells in Texas and 2 wells in Louisiana. As of March 31, 2007, the Company owned a direct working interest in 5 presently productive wells located in Texas and New Mexico, plus it indirectly owns an interest in 17 additional wells in Kentucky and West Virginia through four limited partnerships managed by Eagle Energy, Inc. The wells managed by Eagle are currently shut in because of pipeline curtailment.
The working interest owned by the Company, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these other ownerships materially detract from the value of the properties or materially interfere with their use.
The following are the primary properties held by the Company as of March 31, 2007:
Key Developed Properties:
Pedigo #1 well drilled on the Pepperbush Prospect: The Company owns a 13.9% working interest, with a 10.6% net revenue interest in 1 well located in Polk County, Texas, which began producing in the second quarter of 2003. It is currently producing 150 Mcf per day.
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
In March 2003, the Company transferred all of its rights and interest in the Boon’s Camp Partnership, the BR Development 2001-II Partnership, the BR Development Plus 2000 Partnership and the BR Private Development 2001-A Partnership to Eagle Energy, Inc. (a company formed by the Company’s former president) in exchange for a 1% interest in these four limited partnerships. In addition, the Company still retains its 25% ownership as a limited partner through its direct investment in the BR Development Plus 2000 Partnership. As of March 31, 2007, there were 17 remaining wells owned by the four limited partnerships.

Key Undeveloped Properties:
McAllen Project: The Company has identified a prospect in South Texas containing approximately 875 acres. The Company has seismic data in the area and has determined a viable drilling prospect exists. The Company has purchased approximately 427 mineral acres and has secured paid up oil and gas leases covering an additional 448 acres on this prospect. The Company is currently seeking a suitable drilling partner on this project and is continuing to acquire an oil and gas leasehold position in the area.
South Texas El Sauz Project: The Company entered into a pilot project with Deeside Energy LLC to evaluate three 3D seismic shoots in South Texas. A total of 400 square miles have been reviewed as of March 31, 2007. The Company has entered into a participation agreement with a private industry partner in which the industry partner will provide the funds to pay for 100% of the lease acquisition costs for three selected prospects for the right to participate for a 50% working interest position in all wells drilled on the prospects. The private industry partner will be the operator of the leases and wells drilled on the prospects. Landwork is in process to check title and attempt to lease approximately 2,000 acres. The Company currently owns the right to participate for the remaining 50% working interest for wells to be drilled on the selected prospects. Once leases are obtained the Company will seek to obtain a participation agreement with an additional industry partner whereby the additional industry partner will pay all drilling costs associated with the Company’s 50% working interest in exchange an agreed assignment of a portion of such interest. The Company will attempt to retain a carried working interest and a prospect fee. Depending upon the terms of agreement, the Company may be responsible for its portion of any completion costs for wells to be drilled on the prospects.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
The Company had a net loss of $482,000 during the first quarter of 2007 compared to net loss of $848,000 for the same period in 2006. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.02 per share during the first quarter of 2007 and $0.03 per share during the first quarter of 2006. The decrease in net loss is a result of no stock based compensation required to be recognized by the company in 2007 plus significant decreases in exploration costs and advertising and marking costs. The Company also had a significant decline in revenues during this period since no prospects were sold to generate prospect fees or management fee income and there was also a significant decrease in oil and gas sales.
OPERATING REVENUES
Operating revenues totaled only $4,000 during the three months ended March 31, 2007 as compared to $93,000 during the three months ended March 31, 2006. The Company sold no prospects during the first quarter of 2007 resulting in zero revenue from prospect fees or management fees for the three months ended March 31, 2007 as compared to prospect fees and management fees of $57,000 during the same period in the prior year. Revenue from oil and gas sales decreased by $32,000 due to production declines on existing producing wells and the abandonment of several wells due to non-economic production during the fourth quarter of 2006.
DIRECT OPERATING COSTS
Direct operating costs totaled $19,000 during the three months ended March 31, 2007, as compared to $13,000 during the same period in 2006 due to increased costs in lease operating expenses.
EXPLORATION COSTS
Exploration costs during the first quarter of 2007 were $29,000 compared to $85,000 for the same period in 2006. The Company reduced its exploration budget because of limited cash flow in the first quarter of 2007.

OTHER OPERATING EXPENSES
Advertising and marketing expense for the first quarter of 2007 was $7,000 as compared to $102,000 in the first quarter of 2006. The Company significantly reduced its advertising and marketing budget in the first quarter of 2007 to conserve cash flow for its ongoing operations. General and administrative expenses decreased to $400,000 for the first quarter 2007 as compared to $678,000 for the first quarter of 2006. This decrease is primarily due to no stock based compensation expense recognized in the three months ended March 31, 2007 compared to $252,000 recognized in the three months ended March 31, 2006.
INCOME TAX PROVISION
Consistent with the prior period, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.
CAPITAL RESOURCES AND FINANCIAL CONDITION
The Company’s current ratio (current assets / current liabilities) was .4 to 1 as of March 31, 2007 compared to 1 to 1 as of December 31, 2006. This reduction is a result of the lack of revenues and the lack of proceeds from the sale of securities that have financed the Company’s operations in prior periods.
The Company’s sources of cash during the first quarter of 2007 were only from the sale of oil and gas revenues of $4,000 and a $35,000 short term cash advance from a related party. This advance is included in accounts payable and accrued expenses in the Company’s balance sheet as of March 31, 2007. The Company received no cash proceeds from the sale of stock or the exercise of stock warrants or stock options during the first quarter of 2007.
The Company’s sources of cash during the first quarter of 2006 were the US Exempt Offering ($100,000), the Regulation S Offering ($80,000), the exercise of warrants ($400,000), management fees ($40,000), prospect fees ($17,000) and oil and gas sales ($36,000).
Since May 1, 2007, the Company has significantly reduced its staff and operating expenses. The Board is changing the structure of the Company from an operator of oil and gas properties to an oil and gas Company with only non-operated interests. The corporate office is being moved to Bowling Green Kentucky to reduce administrative costs and only the geological contract staff currently remain in the current Houston, Texas office.
The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2006 included an explanatory paragraph that states that we have experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2006 and 2005 the Company’s statement of operations reflects a net loss from continued operations of $3,891,163 and $1,751,883, respectively. For the three months ended March 31, 2007 and 2006 the Company’s statement of operations reflects a net loss from continued operations of $482,000 and $848,000, respectively.
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

CONTROLS AND PROCEDURES
In October, 2006, the Company’s Chief Financial Officer resigned and has not been replaced. In April, 2007, all remaining employees of the Company either resigned or were terminated. The Chairman of the Board became the Chief Executive Officer and President on an interim basis and has used outside financial consulting firms in the interim in the preparation of financial statements and this quarterly report to the shareholders of the Company.
The Chief Executive Officer and President, with the assistance of an outside financial consulting firm has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon this evaluation, he has concluded that the disclosure controls and procedures are effective in ensuring all required information relating to the Company is included in this quarterly report.
The Company maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

BAYOU CITY EXPLORATION, INC.
Date: June 11, 2007	By	/s/ Robert D. Burr
Chief Executive Officer and President
and Acting Chief Financial Officer