Form 10QSB
period 2007-06-30
BAYOU CITY EXPLORATION, INC.
filed 2007-08-14
CIK 1050957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
BAYOU CITY EXPLORATION, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	61-1306702
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation of Organization)
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
Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,281,133 shares of common stock as of July 31, 2007 and 23,300 shares of Series E Preferred Stock as of July 31, 2007.
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes ☐       No ☑

PART I
FINANCIAL INFORMATION

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$4,796	$1,178,946
Accounts receivable:
Managed limited partnerships	199	12,883
Related parties	1,805	19,081
Trade and other	101,787	524,277
Prepaid expenses and other current assets	—	33,909

TOTAL CURRENT ASSETS	108,587	1,769,096

PROPERTY AND EQUIPMENT, NET	615,266	595,244
OTHER NONCURRENT ASSETS	7,024	7,024

TOTAL ASSETS	$730,877	$2,371,364

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$456,005	$1,034,539
Accounts payable-related parties	343,186	223,731
AFE advances from JIB owners	54,120	377,439
Current portion of long term debt	122,954	86,299

TOTAL CURRENT LIABILITIES	976,265	1,722,008

LONG TERM LIABILITY-P&A COSTS	60,661	67,291
LONG TERM DEBT	17,323	65,483

TOTAL LIABILITIES	1,054,249	1,854,782

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series E 23,300 shares issued and outstanding at June 30, 2007 and December 31, 2006 (liquidation preference of $233,000 at June 30, 2007 and December 31, 2006)	23	23
Common Stock, $0.005 par value; 150,000,000 shares authorized; 26,281,133 shares issued and outstanding at June 30, 2007 and December 31, 2006	131,406	131,406
Additional paid-in capital	13,214,604	13,214,604
Accumulated deficit	(13,669,405)	(12,829,451)

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(323,372)	516,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$730,877	$2,371,364

The accompanying notes are an integral part
of these financial statements.

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Prospect fees from others	$—	$5,834	$—	$22,500
Prospect fees from related parties	—	40,000	—	40,000
Management fees	—	—	—	40,000
Oil and gas sales	15,398	95,772	19,508	132,246

TOTAL OPERATING REVENUES	15,398	141,606	19,508	234,746

OPERATING COSTS AND EXPENSES:
Lease operating expenses	3,483	43,974	22,032	57,133
Impairment, abandonment, and dry hole costs	—	—	11,598	—
Exploration costs	102,543	92,505	131,909	177,462
Depreciation, depletion and amortization	25,763	54,830	41,534	108,698
Accretion expense	—	1,000	—	2,000
Advertising and marketing costs	—	122,645	6,988	224,680
General and administrative costs	224,293	762,505	624,775	1,440,981

TOTAL OPERATING COSTS	356,082	1,077,459	838,836	2,010,954

OPERATING LOSS	(340,684)	(935,853)	(819,328)	(1,776,208)

OTHER INCOME (EXPENSE):
Interest Expense	(3,124)	(7,758)	(6,646)	(15,817)
Loss on sale of assets	—	(36,992)	—	(36,992)

NET LOSS BEFORE INCOME TAX	(343,808)	(980,603)	(825,974)	(1,829,017)

Income Tax Provision	—	—	—	—

NET LOSS	(343,808)	(980,603)	(825,974)	(1,829,017)

SERIES E PREFERRED STOCK CASH DIVIDENDS	(6,990)	(6,990)	(13,980)	(13,980)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(350,798)	$(987,593)	$(839,954)	$(1,842,997)

NET LOSS PER COMMON SHARE	$(0.01	$(0.04)	$(0.03)	$(0.07)

Weighted Average Common Shares Outstanding – Basic and Diluted	26,281,133	25,800,047	26,281,133	25,447,669

The accompanying notes are an integral part
of these financial statements.

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(825,974)	$(1,829,017)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion and amortization	41,534	108,698
Impairment, abandonment, and dry hole costs	11,598	—
Accretion expense	—	2,000
Loss on sale of assets	—	36,992
Stock based compensation expense	—	567,685
Change in operating assets and liabilities:
Accounts receivable-trade	422,490	5,854
Accounts receivable-related party	17,276	189,813
Prepaid expense and other assets	46,593	(21,533)
AFE advances-JIB owners	(323,319)	(100,857)
Accounts payable-related party	119,455	(47,600)
Accounts payable and accrued liabilities	(578,534)	322,787
Long Term Liability – P&A Costs	(6,630)	—

NET CASH USED IN OPERATING ACTIVITIES	(1,075,511)	(765,178)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of furniture and computer equipment	(10,821)	(27,983)
Purchase of oil and gas properties	(62,333)	(438,926)
Proceeds from sale of assets	—	2,175
Reimbursement of oil and gas properties	—	597,686

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(73,154)	132,952

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(11,505)	(32,333)
Proceeds from 2005 US exempt offering	—	110,000
Proceeds from 2005 Regulation S offering	—	315,000
Proceeds from exercise of common stock warrants	—	404,480
Dividends paid	(13,980)	(13,980)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(25,485)	783,167

NET (DECREASE) INCREASE IN CASH	(1,174,150)	150,941
CASH AT BEGINNING OF PERIOD	1,178,946	1,307,747

CASH AT END OF PERIOD	$4,796	$1,458,688

Supplemental Disclosure of Non-Cash Investing Activities Accounts Receivable from Sale of Assets	$—	$79,372

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
GENERAL
Bayou City Exploration, Inc., (the “Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated (“Gem Source”), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In June 2005, the Company changed its name to Bayou City Exploration, Inc. The Company’s executive office in the year 2006 was located at 10777 Westheimer, Suite 170, Houston, Texas, 77042. On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101 in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. This move was completed in May, 2007.
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
In prior years the Company has been licensed as an oil and gas operator with the Texas Railroad Commission in the state of Texas. In the 2nd quarter 2007 this license was not renewed. The remaining wells currently operated by the Company are in the process of being transferred to BR Group (a related party) who will assume operations of the wells. BR Group is a licensed operator of oil and gas wells with the Texas Railroad Commission.
On July 17, 2007, Robert D. Burr executed on behalf of the Company a promissory note and revolving line of credit payable to BR Group in the amount of $250,000 to finance the Company’s operations. As of June 30, 2007, the Company had $119,000 trade payables due BR Group. In August, 2007, this trade payable balance due to BR Group was reclassified from trade payables to debt under this line of credit with BR Group. This line of credit is secured by the 427 fee mineral acres owned by the Company in Aransas County, Texas that are a part of the McAllen Project.

The annual meeting of the shareholders was called to order on June 12, 2007 but was adjourned because of a lack of a quorum. Proxy’s were later obtained sufficient for a quorum, but the annual meeting has not been held as of the date of this filing. Ronald B. Mitchell was included as a nominee for director in the proxy statement mailed to all shareholders on or about May 11, 2007 but has since given verbal notice to Robert D. Burr, chairman of the board, of his desire to have his name withdrawn from the nominees for the board of directors of the Company.
The Board is continuing to pursue other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of June 30, 2007 it intends to sell to third parties and/or Blue Ridge Group, Inc. (“BR Group”) to generate cash flow during this restructuring period.
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
RECLASSIFICATIONS
Certain amounts in the 2006 financial statements have been reclassified to conform to the June 30, 2007 presentation.
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
STOCK BASED COMPENSATION
For the six months ended June 30, 2007 and 2006 the Company recorded $0 and $568,000, respectively, of stock based compensation expense in accordance with FASB 123(R). This expense is included in general and administrative expenses in the Company’s statement of operations.
INCOME TAXES
No income tax provision has been established for the six months ended June 30, 2007 and 2006, due to the net losses incurred or available via federal income tax carry forward provisions. Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, primarily representing net operating loss carry forwards. Therefore for financial reporting purposes, a valuation allowance of $3,811,755 as of June 30, 2007 and $3,498,461 as of December 31, 2006 has been recognized to offset the net deferred tax assets.
2. GOING CONCERN
The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2006 included an explanatory paragraph that stated we have experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2006 and 2005 the Company’s statement of operations reflects a net loss from continued operations of $3,891,000 and $1,752,000, respectively. For the six months ended June 30, 2007 and 2006 the Company’s statement of operations reflects a net loss from continued operations of $826,000 and $1,829,000 respectively.
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
4. RELATED PARTY TRANSACTIONS
COMMON STOCK TRANSACTIONS:
As of June 30, 2007, there are 26,281,133 shares of common stock issued and outstanding. A total of 3,638,371 shares are held by BR Group and the remaining 22,642,762 shares are held by approximately 560 shareholders of record.

RECEIVABLES & PAYABLES WITH RELATED PARTIES:
As of June 30, 2007 and December 31, 2006, the Company had a trade payable to BR Group in the amount of $119,000 and $27,100, respectively. Additionally, as of June 30, 2007, the Company had a payable to BR Group in the amount of $23,000 for proceeds from the sale of a BR Group asset collected by the Company on behalf of BR Group. The Company also owes $35,000 to a minority shareholder for working capital advances. As of June 30, 2007 and December 31, 2006 the Company owed Gulf Coast Drilling Company (an affiliate of BR Group) $162,000 and $197,000, respectively, in drilling advances received for the King Unit #1 well that were in excess of BR Group’s participation interest in the well.
NOTE PAYABLE TO BR GROUP:
On October 1, 2004, the Company entered into a $500,000 promissory note with BR Group to settle outstanding cash advances received from BR Group during prior periods. The note bears interest at 7.95% for a term of eight years with monthly payments of $7,056 for principal and interest. The note is secured by all oil and gas production income that the Company holds until the note has been paid in full. As of December 31, 2006 the note balance was $130,000. As of June 30, 2007 the note balance was $123,000. The Company has failed to make the monthly payments totaling $35,000 due in February, March, April, May, and June of 2007 under the terms of the note. Unpaid interest expense as of June 30, 2007 in the amount of $4,000 was accrued and is included in accounts payable to related parties on the Company’s balance sheet as of June 30, 2007.
On July 17, 2007, Robert D. Burr executed on behalf of the Company a promissory note and revolving line of credit payable to BR Group in the amount of $250,000 to finance the Company’s operations. As of June 30, 2007, the Company had $119,000 trade payables due BR Group. In August, 2007, this trade payable balance due to BR Group was reclassified from trade payables to debt under this line of credit with BR Group. This line of credit is secured by the 427 fee mineral acres owned by the Company in Aransas County, Texas that are a part of the McAllen Project.
PARTICIPATION AGREEMENT IN OIL AND GAS PROSPECTS:
During the six months ended June 30, 2007 the Company did not enter into any new oil and gas participation agreements with BR Group.
In March, 2006, the Lanier #1 well was drilled and was a dry hole. BR Group paid the Company $62,000 in leasehold cost reimbursement and participated for a 75% working interest in the well. BR Group paid the Company $227,000 for its participation costs for drilling of this well.
In June, 2006, the Holman #1 well was drilled and was a dry hole. BR Group paid the Company $17,000 in leasehold cost reimbursement and participated for a 75 % working interest in the well. BR Group paid the Company $224,000 for its participation costs for drilling of this well.
In the six months ended June 30, 2006, BR Group paid a total of $40,000 in prospect fees which was reported as revenue on the Company’s statement of operations.
In prior years the Company has been licensed as an oil and gas operator with the Texas Railroad Commission in the state of Texas. In the 2nd quarter 2007 this license was not renewed. The remaining wells currently operated by the Company are in the process of being transferred to BR Group who will assume operations of the wells. BR Group is a licensed operator of oil and gas wells with the Texas Railroad Commission.
5. CONTINGENCIES
Neither the Company nor any of its properties is subject to any material pending legal proceedings. Although the Company currently has trade payables that are past due, the President has been in contact with all vendors and is in the process of working out payment plans to resolve all balances.

The Company’s oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. As an operator of oil and gas wells, the Company previously carried general and umbrella liability insurance coverage of approximately $10 million per occurrence and in the aggregate to protect against these hazards. This coverage was in place through June, 2007, but due to lack of cash flow these policies were cancelled in July, 2007. At the time of this filing the Company is not insured for public liability and property damage to others with respect to its operations, except to the extent the Company may be covered as a non-operator in specific wells through the liability insurance policies of other operators.
The Company had employment contracts with two employees and one independent contractor whose services were terminated effective April 1, 2007. The Company is seeking a settlement of these contracts but the ultimate outcome is unknown at this time.
6. SUBSEQUENT EVENTS
On July 17, 2007, Robert D. Burr executed on behalf of the Company a promissory note and revolving line of credit payable to BR Group in the amount of $250,000 to finance the Company’s operations. As of June 30, 2007, the Company had $119,000 trade payables due BR Group. In August, 2007, this trade payable balance due to BR Group was reclassified from trade payables to debt under this line of credit with BR Group. This line of credit is secured by the 427 fee mineral acres owned by the Company in Aransas County, Texas that are a part of the McAllen Project.
In prior years the Company has been licensed as an oil and gas operator in the state of Texas. In the 2nd quarter 2007 this license was not renewed. The remaining wells currently operated by the Company are in the process of being transferred to BR Group who will assume operations of the wells. This transfer of operations to BR Group should be completed in August, 2007. BR Group is a licensed operator of oil and gas wells with the Texas Railroad Commission.
As an operator of oil and gas wells, the Company previously carried general and umbrella liability insurance coverage of approximately $10 million per occurrence and in the aggregate to protect against these hazards. This coverage was in place through June, 2007, but due to lack of cash flow these policies were cancelled in July, 2007. At the time of this filing the Company is not insured for public liability and property damage to others with respect to its operations, except to the extent the Company may be covered as a non-operator in specific wells through the liability insurance policies of other operators.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
GENERAL OPERATIONS
The Company’s executive office in the year 2006 was located at 10777 Westheimer, Suite 170, Houston, Texas, 77042. On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101 in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. This move was completed in May, 2007.
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
In prior years the Company has been licensed as an oil and gas operator in the state of Texas. In the second quarter 2007 this license was not renewed. The remaining wells currently operated by the Company are in the process of being transferred to BR Group who will assume operations of the wells. This transfer of operations to BR Group should be completed in August, 2007. BR Group is a licensed operator of oil and gas wells with the Texas Railroad Commission.
Since May 1, 2007 the Board has elected to maintain only the geological contract staff in the Houston office for the continued development and sale of the Company’s prospects in progress and also the development of additional prospects.
The annual meeting of the shareholders was called to order on June 12, 2007 but was adjourned because of a lack of a quorum. Proxy’s were later obtained sufficient for a quorum, but the annual meeting has not been held as of the date of this filing. Ronald B. Mitchell was included as a nominee for director in the proxy statement mailed to all shareholders on or about May 11, 2007 but has since given verbal notice to Robert D. Burr, chairman of the board, of his desire to have his name withdrawn from the nominees for the board of directors of the Company.
On July 17, 2007, Robert D. Burr executed on behalf of the Company a promissory note and revolving line of credit payable to BR Group in the amount of $250,000 to finance the Company’s operations. As of June 30, 2007, the Company had $119,000 trade payables due BR Group. In August, 2007, this trade payable balance due to BR Group was reclassified from trade payables to debt under this line of credit with BR Group. This line of credit is secured by the 427 fee mineral acres owned by the Company in Aransas County, Texas that are a part of the McAllen Project.
In prior years the Company has financed much of its operations through the sale of securities. For the six months ended June 30, 2007 the Company sold no shares of common stock and no warrants or options were exercised. The Company financed its operations in the six months ended June 30, 2007 with its cash reserves as of December 31, 2006, and working capital advances of approximately $119,000 from BR Group and $35,000 from a minority shareholder.
In the six months ended June 30, 2006, the Company sold 425,000 shares of common stock for $1.00 per share under private offerings for total proceeds to the company of $425,000. In addition, 800,000 shares of common stock warrants were exercised at a price of $0.50 per share for total proceeds to the company of $400,000 and 11,200 Series E warrants were exercised at $0.40 per share for total proceeds to the Company of $4,480.
The Board is continuing to pursue other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of June 30, 2007 it intends to sell to third parties and/or BR Group to generate cash flow during this restructuring period.
The Company entered into a “lifetime participation” membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 3-D data sets and

13,000 miles of 2-D data available which the Company continues to use to generate oil and gas drilling prospects.
As of June 30, 2007, the Company had total assets of $731,000, total liabilities of $1,054,000 and stockholders’ deficit of $323,000. The Company had a net loss of $826,000 during the six months ended June 30, 2007 and net loss of $1,829,000 for the same period in 2006. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.03 per share during the six months ended June 30, 2007 as compared to $0.07 during the same period in 2006. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.
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
DESCRIPTION OF PROPERTIES
During the six months ended June 30, 2007 there was no change in the number of producing wells and no new wells were drilled by the Company.
During 2006, the Company participated in 8 new wells; 6 wells in Texas and 2 wells in Louisiana. As of June 30, 2007, the Company owned a direct working interest in 5 presently productive wells located in Texas and New Mexico, plus it indirectly owns an interest in 17 additional wells in Kentucky and West Virginia through four limited partnerships managed by Eagle Energy, Inc. The wells managed by Eagle are currently shut in because of pipeline curtailment.

The working interest owned by the Company, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these other ownerships materially detract from the value of the properties or materially interfere with their use.
The following are the primary properties held by the Company as of June 30, 2007:
Key Developed Properties:
Pedigo #1 well drilled on the Pepperbush Prospect: The Company owns a 13.9% working interest, with a 10.6% net revenue interest in 1 well located in Polk County, Texas, which began producing in the second quarter of 2003. It is currently producing 90 Mcf per day.
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
Bridges #1 well in Shelby County, Texas: The Company owns a 0.7% working interest, with a 0.42% net revenue interest in the Bridges #1 well in Shelby County, Texas which began producing in September 2000. It is currently producing 750 Mcf per day.
In March 2003, the Company transferred all of its rights and interest in the Boon’s Camp Partnership, the BR Development 2001-II Partnership, the BR Development Plus 2000 Partnership and the BR Private Development 2001-A Partnership to Eagle Energy, Inc. (a company formed by the Company’s former president) in exchange for a 1% interest in these four limited partnerships. In addition, the Company still retains its 25% ownership as a limited partner through its direct investment in the BR Development Plus 2000 Partnership. As of June 30, 2007, there were 17 remaining wells owned by the four limited partnerships. The Company’s ownership interest in the remaining wells is not considered a significant asset of the Company and the Company expects only a small amount of cash flow from these investments in the future.
Key Undeveloped Properties:
McAllen Project in Aransas County Texas: The Company has identified a prospect in South Texas containing approximately 875 acres. The Company has seismic data in the area and has determined a viable drilling prospect exists. The Company has purchased approximately 427 fee mineral acres and has secured paid up oil and gas leases covering an additional 448 acres on this prospect. The Company is currently seeking a suitable drilling partner on this project and is continuing to acquire an oil and gas leasehold position in the area.
South Texas El Sauz Project in Willacy and Kenedy County, Texas: The Company entered into a pilot project with Deeside Energy LLC to evaluate three 3D seismic shoots in South Texas. A total of 400 square miles have been reviewed as of June 30, 2007. The Company has entered into a participation agreement with a private industry partner in which the industry partner will provide the funds to pay for 100% of the lease acquisition costs for three selected prospects for the right to participate for a 50% working interest position in all wells drilled on the prospects. The private industry partner will be the operator of the leases and wells drilled on the prospects. Landwork is in process to check title and attempt to lease approximately 2,000 acres. The Company currently owns the right to participate for the remaining 50% working interest for wells to be drilled on the selected prospects. Once leases are obtained the Company will seek to obtain a participation agreement with an additional industry partner whereby the additional industry partner will pay all drilling costs associated with the Company’s 50% working interest in exchange for an agreed assignment of a portion of such interest. The Company will attempt to retain a carried working interest and a prospect fee. Depending upon the terms of agreement, the Company may be responsible for its portion of any completion costs for wells to be drilled on the prospects.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
The Company had a net loss of $344,000 during the three months ended June 30, 2007 compared to net loss of $981,000 for the three months ended June 30, 2006. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.01 per share during the second quarter of 2007 and

$0.04 per share during the second quarter of 2006. The decrease in net loss is a result of no stock based compensation required to be recognized by the company in 2007 plus the Company’s decision to significantly reduce it number of personnel and overall operating costs. Since May 1, 2007, the Company has made significant decreases in general and administrative costs and advertising and marketing costs. The Company experienced a significant decline in operating revenues because no prospect fees or management fees were earned in the three months ended June 30, 2007 and the Company also had a significant decrease in oil and gas sales as compared to the same period in 2006.
OPERATING REVENUES
Operating revenues totaled only $15,000 during the three months ended June 30, 2007 as compared to $142,000 during the three months ended June 30, 2006. The Company sold no prospects during the second quarter of 2007 resulting in $0 revenue from prospect fees or management fees for the three months ended June 30, 2007, as compared to prospect fees and management fees of $46,000 during the same period in the prior year. Revenue from oil and gas sales decreased by $81,000 due to production declines on existing producing wells and the abandonment of several wells because of non-economic production during the fourth quarter of 2006.
DIRECT OPERATING COSTS
Direct operating costs totaled $3,000 during the three months ended June 30, 2007, as compared to $44,000 during the same period in 2006 due to a decrease in the number of producing wells owned by the Company.
EXPLORATION COSTS
Exploration costs during the second quarter of 2007 were $103,000 compared to $93,000 for the same period in 2006. The Company elected to maintain the geological staff in its Houston office and is continuing to develop oil and gas prospects from its seismic database.
OTHER OPERATING EXPENSES
Advertising and marketing expense for the second quarter of 2007 was $0 as compared to $122,000 in the second quarter of 2006. The Company eliminated its advertising and marketing budget in the second quarter of 2007 because of lack of cash flow from its ongoing operations. General and administrative expenses decreased by $539,000 to $224,000 for the second quarter 2007 as compared to $763,000 for the second quarter of 2006. This decrease is primarily due to the Company’s decision to terminate all employees in its Houston office in April, 2007 and the decrease in stock based compensation expense. The Company recognized $0 stock based compensation expense in the three months ended June 30, 2007 compared to $316,000 recognized in the three months ended June 30, 2006.
INCOME TAX PROVISION
Consistent with the prior period, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
The Company had a net loss of $826,000 during the six months ended June 30, 2007 compared to net loss of $1,829,000 for the same period in 2006. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.03 per share for the six months ended June 30, 2007 compared to $0.07 per share for the six months ended June 30, 2006. This decrease is primarily due to the Company’s decision to terminate all employees in its Houston office in April, 2007 and the decrease in stock based compensation expense.
The Company terminated all its employees in its Houston office in April, 2007 and made significant decreases in general and administrative costs and advertising and marking costs. The stock based compensation required to be recognized by the company in the six months ended June 30, 2007 was $0 compared to $568,000 recognized in the six months ended June 30, 2006. The Company experienced a significant decline in operating revenues because no prospect fees or management fees were earned in the first six months of 2007 and the Company also had a significant decrease in oil and gas sales as compared to the same period in 2006. The Company also had a significant decline in revenues as well as direct operating expenses during the six months ended June 30, 2007.
OPERATING REVENUES
Operating revenues totaled only $20,000 during the six months ended June 30, 2007 as compared to $235,000 during the six months ended June 30, 2006. The Company sold no prospects during the first six months of 2007 resulting in $0 revenue from prospect fees or management fees for this period as compared to prospect fees and management fees of $103,000 during the same period in the prior year. Revenue from oil and gas sales decreased by $113,000 due to production declines on existing producing wells and the abandonment of several wells due to non-economic production during the fourth quarter of 2006.
DIRECT OPERATING COSTS
Direct operating costs totaled $22,000 during the six months ended June 30, 2007, as compared to $57,000 during the same period in 2006 and decreased due to the decline in production and the number of producing wells owned by the company.
EXPLORATION COSTS
Exploration costs during the six months ended June 30, 2007 were $132,000 compared to $177,000 for the same period in 2006. Although the Company has maintained its geological staff in its Houston office it has reduced all other exploration expenses as much as possible because of limited cash flow in the first six months of 2007.
OTHER OPERATING EXPENSES
Advertising and marketing expense for the six months ended June 30, 2007 was $7,000 as compared to $225,000 in the six months ended June 30, 2006. The Company eliminated its advertising and marketing budget in the second quarter of 2007 to conserve cash flow for its ongoing operations. General and administrative expenses decreased to $625,000 for the six months ended June 30, 2007 as compared to $1,441,000 for the six months ended June 30, 2006. The decrease is mainly a result of the Company’s decision to terminate all employees of its Houston office in April, 2007 and the reduction in stock based compensation recognized by the Company. There was $0 stock based compensation required to be recognized by the company in the six months ended June 30, 2007 compared to $568,000 recognized in the six months ended June 30, 2006.
INCOME TAX PROVISION
Consistent with the prior period, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.
CAPITAL RESOURCES AND FINANCIAL CONDITION
The Company’s current ratio (current assets / current liabilities) was .1 to 1 as of June 30, 2007 compared to 1 to 1 as of June 30, 2006. This reduction is a result of the lack of success in the Company’s 2005 and 2006 oil and gas exploration efforts, the lack of establishing re-occurring revenues and the lack of proceeds from the sale of securities in 2007 that have helped finance the Company’s operations in prior periods.
The Company financed its operations in the six months ended June 30, 2007 with its cash reserves as of December 31, 2006, and working capital advances of approximately $119,000 from BR Group and $35,000 from a minority shareholder. These working capital advances are included in accounts payable to related parties in the Company’s balance sheet as of June 30, 2007. The Company also received cash flow of $19,000 from oil and gas sales. The Company received no cash proceeds from the sale of stock or the exercise of stock warrants or stock options during the first quarter of 2007 and earned no prospect fees or management fees from the sale of oil and gas prospects.
On July 17, 2007, Robert D. Burr executed on behalf of the Company a promissory note and revolving line of credit payable to BR Group in the amount of $250,000 to finance the Company’s operations. As of June 30, 2007, the Company had $119,000 trade payables due BR Group. In August, 2007, this trade payable balance due to BR Group was reclassified from trade payables to debt under this line of credit with BR Group. This line of credit is secured by the 427 fee mineral acres owned by the Company in Aransas County, Texas that are a part of the McAllen Project.
The Company’s sources of cash during the first six months of 2006 were the US Exempt Offering ($110,000), the Regulation S Offering ($315,000), the exercise of common stock warrants ($404,000), management fees ($40,000), prospect fees ($63,000) and oil and gas sales ($132,000).
Since May 1, 2007, the Company has significantly reduced its staff and operating expenses. The Board is changing the structure of the Company from an operator of oil and gas properties to an oil and gas Company with only non-operated interests. The corporate office has been moved to Bowling Green Kentucky to reduce administrative costs and only the geological contract staff currently remains in the Houston, Texas office.
The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2006 included an explanatory paragraph that states that we have experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2006 and 2005 the Company’s statement of operations reflects a net loss from continued operations of $3,891,000 and $1,752,000, respectively. For the six months ended June 30, 2007 and 2006 the Company’s statement of operations reflects a net loss from continued operations of $826,000 and $1,829,000, respectively.
The Company’s ability to meet future cash and liquidity requirements is dependent on a variety of factors, including the ability to raise more capital, successfully negotiate extended payment terms with our creditors and implement our plans of restructuring as described above. The presence of the going concern note may have an adverse impact on our relationship with third parties such as potential investors. If we are unable to continue as a going concern we would have to liquidate our remaining assets, if any.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The Company is in default under the terms of its note payable to BR Group dated October 1, 2004. The balance of the note as of June 30, 2007 is $123,000. The Company has failed to make its required monthly payments totaling $35,000 due in February, March, April, May, and June, 2007 under the terms of the note. This note is secured by all oil and gas production income that the Company holds. No collection attempts have been made by BR Group at this time.
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

BAYOU CITY EXPLORATION, INC.
Date: August 14, 2007	By:	/s/ Robert D. Burr
Chief Executive Officer and
President and Acting Chief Financial Officer