Form 10QSB
period 2007-09-30
BAYOU CITY EXPLORATION, INC.
filed 2007-11-13
CIK 1050957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
BAYOU CITY EXPLORATION, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

NEVADA	61-1306702
(State or Other Jurisdiction of Incorporation of Organization)	(IRS Employer Identification No.)
632 Adams Street — Suite 700, Bowling Green, KY 42101
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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,281,133 shares of common stock as of October 31, 2007 and 23,300 shares of Series E Preferred Stock as of October 31, 2007.
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes ☐ No ☑

	PART I

	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	FINANCIAL STATEMENTS OF REGISTRANT
	BALANCE SHEETS AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006	3
	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS	4
	ENDED SEPTEMBER 30, 2007 AND 2006
	STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006	5
	NOTES TO FINANCIAL STATEMENTS	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS	11
ITEM 3.	CONTROLS AND PROCEDURES	16
	PART II

	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	17
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17
ITEM 5.	OTHER INFORMATION	17
ITEM 6.	EXHIBITS	17
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$55,520	$1,178,946
Accounts receivable:
Managed limited partnerships	199	12,883
Related parties	1,805	19,081
Trade and other	88,571	524,277
Prepaid expenses and other current assets	—	33,909

TOTAL CURRENT ASSETS	146,095	1,769,096

PROPERTY AND EQUIPMENT, NET	596,378	595,244
OTHER NONCURRENT ASSETS	7,024	7,024

TOTAL ASSETS	$749,497	$2,371,364

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$383,299	$1,034,539
Accounts payable-related parties	280,147	223,731
AFE advances from JIB owners	54,120	377,439
Current portion of long term debt	473,458	86,299

TOTAL CURRENT LIABILITIES	1,191,024	1,722,008

LONG TERM LIABILITY-P&A COSTS	60,661	67,291
LONG TERM DEBT	2,884	65,483

TOTAL LIABILITIES	1,254,569	1,854,782

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series E 23,300 shares issued and outstanding at September 30, 2007 and December 31, 2006 (liquidation preference of $233,000 at September 30, 2007 and December 31, 2006)	23	23
Common Stock, $0.005 par value; 150,000,000 shares authorized; 26,281,133 shares issued and outstanding at September 30, 2007 and December 31, 2006	131,406	131,406
Additional paid-in capital	13,214,604	13,214,604
Accumulated deficit	(13,851,105)	(12,829,451)

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(505,072)	516,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$749,497	$2,371,364

The accompanying notes are an integral part
of these financial statements.

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Prospect fees from others	$—	$—	$—	$22,500
Prospect fees from related parties	—	—	—	40,000
Management fees	—	—	—	40,000
Oil and gas sales	16,080	38,839	35,588	171,085

TOTAL OPERATING REVENUES	16,080	38,839	35,588	273,585

OPERATING COSTS AND EXPENSES:
Lease operating expenses	12,237	22,229	34,269	79,362
Impairment, abandonment, and dry hole costs	—	—	11,598	—
Exploration costs	54,910	99,529	186,819	276,991
Depreciation, depletion and amortization	20,763	55,143	62,297	163,841
Accretion expense	—	1,000	—	3,000
Advertising and marketing costs	5,791	9,388	12,779	234,068
General and administrative costs	90,898	662,709	715,673	2,103,690

TOTAL OPERATING COSTS	184,599	849,998	1,023,435	2,860,952

OPERATING LOSS	(168,519)	(811,159)	(987,847)	(2,587,367)

OTHER INCOME (EXPENSE):
Interest Expense	(6,191)	(4,816)	(12,837)	(20,633)
Gain on sale of assets	—	236,372	—	199,380

NET LOSS BEFORE INCOME TAX	(174,710)	(579,603)	(1,000,684)	(2,408,620)

Income Tax Provision	—	—	—	—

NET LOSS	(174,710)	(579,603)	(1,000,684)	(2,408,620)

SERIES E PREFERRED STOCK CASH DIVIDENDS	(6,990)	(6,990)	(20,970)	(20,970)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(181,700)	$(586,593)	$(1,021,654)	$(2,429,590)

NET LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.04)	$(0.09)

Weighted Average Common Shares Outstanding — Basic and Diluted	26,281,133	26,037,860	26,281,133	25,646,560

The accompanying notes are an integral part
of these financial statements.

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,000,684)	$(2,408,620)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion and amortization	62,297	163,841
Impairment, abandonment, and dry hole costs	11,598	—
Accretion expense	—	3,000
Loss on sale of assets	—	(199,380)
Stock based compensation expense	—	788,715
Change in operating assets and liabilities:
Accounts receivable-trade	435,706	30,353
Accounts receivable-related party	17,276	218,961
Prepaid expense and other assets	46,593	64,312
AFE advances-JIB owners	(323,319)	(183,307)
Accounts payable-related party	56,416	(47,600)
Accounts payable and accrued liabilities	(651,240)	329,007
Long Term Liability — P&A Costs	(6,630)	—

NET CASH USED IN OPERATING ACTIVITIES	(1,351,987)	(1,240,718)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of furniture and computer equipment	(10,821)	(34,231)
Purchase of oil and gas properties	(64,208)	(634,515)
Proceeds from sale of assets	—	156,853
Reimbursement of oil and gas properties	—	597,686

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(75,029)	85,793

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(13,319)	(51,591)
Proceeds from line of credit from related party	337,879
Proceeds from 2005 US exempt offering	—	110,000
Proceeds from 2005 Regulation S offering	—	315,000
Proceeds from 2006 Regulation S offering	—	131,250
Proceeds from exercise of common stock warrants	—	404,480
Proceeds from exercise of stock options	—	5,000
Stock issuance costs	—	(31,000)
Dividends paid	(20,970)	(20,970)

NET CASH PROVIDED BY FINANCING ACTIVITIES	303,590	862,169

NET DECREASE IN CASH	(1,123,426)	(292,756)
CASH AT BEGINNING OF PERIOD	1,178,946	1,307,747

CASH AT END OF PERIOD	$55,520	$1,014,991

Supplemental Disclosure of Non-Cash Investing Activities:
Related party debt forgiveness on property disposition	$—	$198,188

Cash paid for interest	$3,542	$20,633

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
GENERAL
Bayou City Exploration, Inc., (the “Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated (“Gem Source”), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In September 2005, the Company changed its name to Bayou City Exploration, Inc. The Company’s executive office in the year 2006 was located at 10777 Westheimer, Suite 170, Houston, Texas, 77042. On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101 in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. This move was completed in May, 2007. Since relocating the Company’s headquarters to Bowling Green, Kentucky the Company has maintain only the geological contract staff in the Houston office for the continued development and sale of the Company’s prospects.
The Company is engaged in the oil and gas business primarily in the gulf coast of Texas, east Texas, south Texas, and Louisiana. The Company develops oil and gas prospects for the drilling of oil and gas wells and attempts to sell the prospects to oil and gas exploration companies under terms that provide the participating company will provide the funds necessary to drill and complete a well on the prospect, reimburse the Company for any leasehold or exploration costs associated with the prospect, pay the Company a prospect fee for developing the oil and gas prospect, and allow the Company to retain a carried interest in the well to be drilled. The wells drilled by the Company included both exploratory and development wells.
Prior to May 1, 2007, the Company operated many of the wells for which it owned an interest. The Company no longer intends to operate properties. The Company will seek to sell a portion of the interest in each prospect it generates to an operator that will be responsible for the drilling and operating of the oil and gas properties. In prior years the Company has been licensed as an oil and gas operator with the Texas Railroad Commission in the state of Texas. During the second quarter 2007 the Company’s license with the Texas Railroad Commission to be an operator in the state of Texas was not renewed. The Company operated two wells in Texas and one in Louisiana. All three wells are now plugged and abandoned. The Company’s ownership in all remaining wells is through non-operated working interests.
The Company plans to pursue other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of September 30, 2007 it intends to sell to third parties and/or Blue Ridge Group, Inc. (“BR Group”) to generate cash flow sufficient to cover its ongoing operations.

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
RECLASSIFICATIONS
Certain amounts in the 2006 financial statements have been reclassified to conform to the September 30, 2007 presentation.
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
STOCK BASED COMPENSATION
For the Nine months ended September 30, 2007 and 2006 the Company recorded $0 and $789,000, respectively, of stock based compensation expense in accordance with FASB 123(R). This expense is included in general and administrative expenses in the Company’s statement of operations.

INCOME TAXES
No income tax provision has been established for the nine months ended September 30, 2007 and 2006, due to the net losses incurred or available via federal income tax carry forward provisions. Income taxes are provided for under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which takes into account the differences between financial statement treatment and tax treatment of certain transactions.
As described in Note 1, the Company adopted FIN 48 effective January 1, 2007. FIN 48 requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.
Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company’s financial statements. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required, as a component of its income tax provision.
The Company has filed federal and various state income or franchise tax returns for the year ended December 31, 2006. The Company has identified its Federal tax return and its state tax returns in Kentucky and Texas as ‘major’ tax jurisdictions, as defined in FIN 48. The initial period of tax reporting for the Company was for the tax year ended December 31, 1994. The income tax returns of the Company filed for 2006 have not been examined by the applicable federal and state tax authorities. Income tax returns for 2004 and forward remain open under the statute of limitations.
At December 31, 2006, the Company has federal and state net operating loss carry forwards available to offset future taxable income, if any, of approximately $7,263,000 expiring at various times through 2026. Under Internal Revenue Code (IRC) Section 382, a “change in ownership” occurred on December 31, 2004 with the issuance of the additional shares from a private stock placement. This rule will limit the use of the NOL carry forward amount of approximately $3,341,000 as of December 31, 2004 to approximately $267,000 per year. The Company may raise additional funds through equity offerings in the future that may result in further limitation of these net operating loss carry forwards under Section 382. Such limitations could result in the expiration of these net operating losses prior to their utilization.
It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, primarily representing net operating loss carry forwards. Therefore for financial reporting purposes, a valuation allowance of $3,878,000 as of September 30, 2007 and $3,498,000 as of December 31, 2006 has been recognized to offset the net deferred tax assets.
2. GOING CONCERN
The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2006 included an explanatory paragraph that stated we have experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2006 and 2005 the Company’s statement of operations reflects a net loss from continued operations of $3,891,000 and $1,752,000, respectively. For the Nine months ended September 30, 2007 and 2006 the Company’s statement of operations reflects a net loss from continued operations of $1,001,000 and $2,409,000 respectively.
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
4. RELATED PARTY TRANSACTIONS
COMMON STOCK TRANSACTIONS:
As of September 30, 2007, there are 26,281,133 shares of common stock issued and outstanding. A total of 3,638,371 shares are held by BR Group and the remaining 22,642,762 shares are held by approximately 560 shareholders of record.
RECEIVABLES FROM RELATED PARTIES:
The Company had total combined trade accounts receivable due from BR Group and Gulf Coast Drilling Company (“Gulf Coast”, an affiliate of BR Group) as of September 30, 2007 and December 31, 2006 in the amount of $2,000 and $19,000, respectively.
PAYABLES AND NOTES PAYABLES TO RELATED PARTIES:
As of September 30, 2007 and December 31, 2006 the Company had the following debts and obligations to related parties:

	September	December
	30, 2007	31, 2006
Trade payable to BR Group	$0	$27,000
Payable to BR Group for proceeds from sale of asset	23,000	—
Drilling Advances payable to Gulf Coast Drilling Co.	162,000	197,000
Payable to minority shareholders for operating capital	85,000	—
Note payable to BR Group	123,000	130,000
Line of Credit payable to BR Group for operating capital	338,000	—
Accrued Interest	9,000	—

Total Payable or Notes Payable to Related Parties	$740,000	$354,000

The drilling advances payable to Gulf Coast are related to the King #1 well. Gulf Coast is an affiliate of BR Group.
The promissory note payable to BR Group was originally entered into October 1, 2004, for $500,000 to settle outstanding cash advances received from BR Group during prior periods. The note bears interest at 7.95% for a term of eight years with monthly payments of $7,056 for principal and interest. The note is secured by all oil and gas production income that the Company holds until the note has been paid in full. The Company has failed to make the monthly payments due under the terms of the note for the months of February to September, 2007 which total $56,000. The accrued interest amount includes the unpaid interest on this note as of September 30, 2007.
The line of credit payable to BR Group was executed by the Company on July 17, 2007, in the amount of $250,000 to finance the Company’s operations. During the third quarter 2007 BR Group approved advancing the Company amounts in excess of the original line of credit amount. As of September 30, 2007 the Company has a line of credit balance due BR Group in the amount of $338,000. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest is due July 17, 2008. This line of credit is secured by the 427 fee mineral acres owned by the Company in Aransas County, Texas that are a part of the McAllen Project. The accrued interest amount includes the unpaid interest on this line of credit as of September 30, 2007.
PARTICIPATION AGREEMENT IN OIL AND GAS PROSPECTS:
During the nine months ended September 30, 2007 the Company did not enter into any new oil and gas participation agreements with BR Group.
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
In July, 2006, the Bartosh Unit #1 well was drilled and was a dry hole. BR Group paid the Company $100,000 in leasehold cost reimbursement and participated for a 75% working interest in the well. BR Group paid the Company $215,000 for its participation costs for drilling of this well.
In September, 2006, the King Unit #1 well was drilled and was a dry hole. BR Group paid the Company $78,000 in leasehold cost reimbursement and participated for a 75% working interest in the well. BR Group paid the Company $816,000 for its participation costs for drilling of this well.
In the Nine months ended September 30, 2006, BR Group paid a total of $40,000 in prospect fees which was reported as revenue on the Company’s statement of operations.
5. CONTINGENCIES
Neither the Company nor any of its properties is subject to any material pending legal proceedings. Although the Company currently has trade payables that are past due, the President has been in contact with all vendors and is in the process of working out payment plans to resolve all balances.
The Company’s oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. Previously the Company was an operator of oil and gas wells and carried general and umbrella liability insurance coverage of approximately $10 million per occurrence and in the aggregate to protect against these hazards. This coverage was in place through June, 2007, but the policies have now been cancelled due to expense of the policies, the lack of Company cash flow, the Company’s decision to no longer be an operator of oil and gas wells, and the plugging and abandoning of all wells operated by the Company. At the time of this filing the Company is not insured for public liability and property damage to others with respect to its operations, except to the extent the Company may be covered as a non-operator in specific wells through the liability insurance policies of other operators.
The Company had employment contracts with two employees and one independent contractor whose services were terminated effective April 1, 2007. The Company is seeking a settlement of these contracts but the ultimate outcome is unknown at this time.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
GENERAL OPERATIONS
The Company’s executive office in the year 2006 was located at 10777 Westheimer, Suite 170, Houston, Texas, 77042. On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101 in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. This move was completed in May, 2007. Since relocating the Company’s headquarters to Bowling Green, Kentucky the Company has maintained only the geological contract staff in the Houston office for the continued development and sale of the Company’s prospects.
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
The Company is engaged in the oil and gas business primarily in the gulf coast of Texas, east Texas, south Texas, and Louisiana. The Company develops oil and gas prospects for the drilling of oil and gas wells and attempts to sell the prospects to oil and gas exploration companies under terms that provide the participating company will provide the funds necessary to drill and complete a well on the prospect, reimburse the Company for any leasehold or exploration costs associated with the prospect, pay the Company a prospect fee for developing the oil and gas prospect, and allow the Company to retain a carried interest in the well to be drilled. The wells drilled by the Company included both exploratory and development wells.
Prior to May 1, 2007, the Company operated many of the wells for which it owned an interest. The Company no longer intends to operate properties. The Company will seek to sell a portion of the interest in each prospect it generates to an operator that will be responsible for the drilling and operating of the oil and gas properties. In prior years the Company has been licensed as an oil and gas operator with the Texas Railroad Commission in the state of Texas. In the 2nd quarter 2007 the Company’s license with the Texas Railroad Commission to be an operator in the state of Texas was not renewed. The Company operated two wells in Texas and one in Louisiana. All three wells are now plugged and abandoned. The Company’s ownership in all remaining wells is through non-operated working interest.
The Company previously carried general and umbrella liability insurance coverage of approximately $10 million per occurrence and in the aggregate to protect against these hazards. This coverage was in place through June, 2007, but due to lack of cash flow these policies were cancelled in July, 2007. The Company is no longer insured for public liability and property damage to others with respect to its operations, except to the extent the Company may be covered as a non-operator in specific wells through the liability insurance policies of other operators.
On July 17, 2007, Robert D. Burr executed on behalf of the Company a promissory note and revolving line of credit payable to BR Group in the amount of $250,000 to finance the Company’s operations. To fund the Company’s operating obligations, BR Group has loaned the Company additional amounts over the original $250,000 line of credit amount and as of September 30, 2007, the Company owes BR Group $338,000. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest is due July 17, 2008. This line of credit is secured by the 427 fee mineral acres owned by the Company in Aransas County, Texas that are a part of the McAllen Project.
Ronald B. Mitchell and Richard M. Hewitt have resigned as directors of the Company during 2007.

The Company plans to pursue other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of September 30, 2007 it intends to sell to third parties and/or Blue Ridge Group, Inc. (“BR Group”) to generate cash flow sufficient to cover its ongoing operations.
In prior years the Company has financed much of its operations through the sale of securities. For the nine months ended September 30, 2007 the Company sold no shares of common stock and no warrants or options were exercised. The Company substantially financed its operations in the nine months ended September 30, 2007 with its cash reserves as of December 31, 2006, working capital advances of $338,000 from a line of credit with BR Group and $85,000 from minority shareholders.
In the nine months ended September 30, 2006, the Company sold 425,000 shares of common stock for $1.00 per share under private offerings for total proceeds to the Company of $425,000 and 105,000 shares of common stock for $1.25 per share under a private offering for total proceeds to the Company of $131,250. In addition, 800,000 shares of common stock warrants were exercised at a price of $0.50 per share for total proceeds to the company of $400,000 and 11,200 Series E warrants were exercised at $0.40 per share for total proceeds to the Company of $4,480.
The Company entered into a “lifetime participation” membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid- Continent Programs on July 1, 2004. There are 56 3-D data sets and 13,000 miles of 2-D data available which the Company continues to use to generate oil and gas drilling prospects.
As of September 30, 2007, the Company had total assets of $749,000, total liabilities of $1,254,000 and stockholders’ deficit of $505,000. The Company had a net loss of $1,001,000 during the nine months ended September 30, 2007 and net loss of $2,409,000 for the same period in 2006. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.04 per share during the nine months ended September 30, 2007 as compared to $0.09 during the same period in 2006. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.
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
DESCRIPTION OF PROPERTIES
During the nine months ended September 30, 2007 the Company did not participate in the drilling of any new wells. As of September 30, 2007, the Company owns a direct working interest and currently participates in the revenues from 4 productive wells located in Texas and New Mexico, plus it indirectly owns an interest in 17 additional wells in Kentucky and West Virginia through four limited partnerships managed by Eagle Energy, Inc. The wells managed by Eagle are currently shut in because of pipeline curtailment.
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

The following are the primary properties held by the Company as of September 30, 2007:
Key Developed Properties:
Pedigo #1 well drilled on the Pepperbush Prospect: The Company owns a 13.9% working interest, with a 10.6% net revenue interest in 1 well located in Polk County, Texas, which began producing in the second quarter of 2003. It is currently producing 90 Mcf per day.
Stephens #1 well drilled on the Yarrow Prospect: The Company owns a 13.6% working interest, with a 10.4% net revenue interest in 1 well located in Polk County, Texas which began producing in the fourth quarter of 2002. During the third quarter of 2007 the operator proposed a re-work of the well and the Company elected to go non-consent on the workover. The Company is currently under a non-consent penalty provision on the well. It is unknown at this time if the well will produce sufficient revenues to allow the Company to revert back in for participation of its ownership interest in the well.
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
In March 2003, the Company transferred all of its rights and interest in the Boon’s Camp Partnership, the BR Development 2001-II Partnership, the BR Development Plus 2000 Partnership and the BR Private Development 2001-A Partnership to Eagle Energy, Inc. (a company formed by the Company’s former president) in exchange for a 1% interest in these four limited partnerships. In addition, the Company still retains its 25% ownership as a limited partner through its direct investment in the BR Development Plus 2000 Partnership. As of September 30, 2007, there were 17 remaining wells owned by the four limited partnerships. The Company’s ownership interest in the remaining wells is not considered a significant asset of the Company and the Company expects only a small amount of cash flow from these investments in the future.
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
South Texas El Sauz Project in Willacy and Kenedy County, Texas: The Company entered into a pilot project with Deeside Energy LLC to evaluate three 3D seismic shoots in South Texas. A total of 400 square miles have been reviewed as of September 30, 2007. The Company previously had a signed agreement with a private industry partner to participate in this project. The party has not fulfilled their obligations under the agreement and as of September 30, 2007 the agreement is null and void. The Company is now seeking other industry partners to develop this prospect. The geological staff of the Company believes this prospect may include as much as 2000 acres to be developed.
Raymondville Project in South Texas. The Company has developed this prospect from the information available through its membership in the Echo 3-D Gulf Coast seismic data. Currently the Company believes three potential oil and gas prospects may be developed from this prospect. No oil and gas leases have yet been obtained. The prospect is in the early stages of exploration development and has not been presented to any potential partners at this time.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
The Company had a net loss of $175,000 during the three months ended September 30, 2007 compared to net loss of $580,000 for the three months ended September 30, 2006. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.01 per share during the third quarter of 2007 compared to $0.02 per share during the third quarter of 2006. This decrease is due to a combination of a significant decline in revenues and an even larger decrease in expenses.
OPERATING REVENUES
Operating revenues totaled only $16,000 during the three months ended September 30, 2007 as compared to $39,000 during the three months ended September 30, 2006. The Company sold no prospects during the third quarter 2007or 2006 and as a result earned no prospect fees or management fees in either period. Revenue from oil and gas sales decreased by $23,000 due to production declines on existing producing wells and the abandonment of several wells in the fourth quarter of 2006 because of non-economic production.
DIRECT OPERATING COSTS
Direct operating costs totaled $12,000 during the three months ended September 30, 2007, as compared to $22,000 during the same period in 2006 due to a decrease in the number of producing wells owned by the Company.
EXPLORATION COSTS
Exploration costs during the third quarter of 2007 were $55,000 compared to $100,000 for the third quarter in 2006. In accordance with the Company’s restructuring plan, the Company elected to maintain the geological staff in its Houston office and is continuing to develop oil and gas prospects from its seismic database but all costs other than labor costs have been significantly reduced or eliminated.
OTHER OPERATING EXPENSES
Advertising and marketing expense for the third quarter of 2007 was $6,000 as compared to $9,000 in the third quarter of 2006. The Company spent $6,000 on a booth at the NAPE conference in Houston, Texas to gain contacts for its sale of prospects. General and administrative expenses decreased by $572,000 to $91,000 for the third quarter 2007 as compared to $663,000 for the third quarter of 2006. This decrease is primarily due to the Company’s decision to terminate all employees in its Houston office in April, 2007 which resulted in a decrease in overhead and stock based compensation expense. The Company recognized $0 stock based compensation expense in the three months ended September 30, 2007 compared to $221,000 recognized in the three months ended September 30, 2006.
INCOME TAX PROVISION
Consistent with the prior period, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
The Company had a net loss of $1,001,000 during the nine months ended September 30, 2007 compared to net loss of $2,409,000 for the same period in 2006. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.04 per share for the nine months ended September 30, 2007 compared to $0.09 per share for the nine months ended September 30, 2006. This decrease is due to a combination of a significant decline in revenues and an even larger decrease in expenses.
OPERATING REVENUES
Operating revenues totaled only $36,000 during the nine months ended September 30, 2007 as compared to $274,000 during the nine months ended September 30, 2006. The Company sold no prospects during the first nine months of 2007 resulting in $0 revenue from prospect fees or management fees for the first nine months of 2007 as compared to prospect fees and management fees of $103,000 during the same period in the prior year. Revenue from oil and gas sales decreased by $135,000 to only $36,000 for the first nine months of 2007 as compared to $171,000 in the first nine months of 2006. This decline in oil and gas revenues is due to production declines on existing producing wells and a reduced number of producing wells. Several wells were shut in during the fourth quarter 2006 because the wells were no longer economic to produce and the wells have since been plugged and abandoned.
DIRECT OPERATING COSTS
Direct operating costs totaled $34,000 during the nine months ended September 30, 2007, as compared to $79,000 during the same period in 2006 and decreased primarily due to the reduced number of producing wells owned by the company.
EXPLORATION COSTS
Exploration costs during the nine months ended September 30, 2007 were $187,000 compared to $277,000 for the same period in 2006. Although the Company has maintained its geological staff in its Houston office, it has reduced all other exploration expenses as much as possible because of limited cash flow in the first nine months of 2007.
OTHER OPERATING EXPENSES
Advertising and marketing expenses for the nine months ended September 30, 2007 were $13,000 as compared to $234,000 in the nine months ended September 30, 2006. The Company decided to eliminate its advertising and marketing budget in the second quarter of 2007 to conserve cash flow for its ongoing operations but elected to spend $6,000 on a booth at the NAPE conference in Houston, Texas to gain contacts for its sale of prospects. General and administrative expenses decreased to $716,000 for the nine months ended September 30, 2007 as compared to $2,104,000 for the nine months ended September 30, 2006. The decrease is mainly a result of the Company’s decision to terminate all employees of its Houston office in April, 2007 which resulted in a decrease in overhead and stock based compensation expense. The Company recognized $0 stock based compensation in the nine months ended September 30, 2007 compared to $789,000 recognized in the nine months ended September 30, 2006.
INCOME TAX PROVISION
Consistent with the prior period, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.
CAPITAL RESOURCES AND FINANCIAL CONDITION
The Company’s current ratio (current assets / current liabilities) was .1 to 1 as of September 30, 2007 compared to 1.4 to 1 as of September 30, 2006. This reduction is a result of the lack of success in the Company’s 2005 and 2006 oil and gas exploration efforts, the lack of establishing re-occurring revenues and the lack of proceeds from the sale of securities in 2007 that have helped finance the Company’s operations in prior periods.
The Company financed its operations in the nine months ended September 30, 2007 with its cash reserves as of December 31, 2006, advances of $338,000 under a line of credit from BR Group, and working capital advances of approximately $85,000 from minority shareholders. These working capital advances from minority shareholders are included in accounts payable to related parties in the Company’s balance sheet and the line of credit from BR Group is included in current portion of long term debt on the Company’s balance sheet as of September 30, 2007. The Company also received $16,000 from oil and gas sales but received no cash proceeds from the sale of stock or the exercise of stock warrants or stock options during the first quarter of 2007 and earned no prospect fees or management fees from the sale of oil and gas prospects.
On July 17, 2007, Robert D. Burr executed on behalf of the Company a promissory note and revolving line of credit payable to BR Group in the amount of $250,000 to finance the Company’s operations. To fund the Company’s operating obligations, BR Group has loaned the Company additional amounts over the original $250,000 line of credit amount and as of September 30, 2007, the Company owes BR Group

$338,000. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest is due July 17, 2008. This line of credit is secured by the 427 fee mineral acres owned by the Company in Aransas County, Texas that are a part of the McAllen Project.
The Company’s sources of cash during the first nine months of 2006 were from the sale of common stock under the US Exempt Offering ($110,000), from the sale of common stock under a Regulation S Offering ($315,000), a second offering for the sale of common stock under a Regulation S Offering ($131,000) the exercise of common stock warrants ($404,000), the exercise of stock options ($5,000), management fees ($40,000), prospect fees ($63,000) and oil and gas sales ($171,000).
Since May 1, 2007, the Company has significantly reduced its staff and operating expenses. The corporate office has been moved to Bowling Green Kentucky to reduce administrative costs and only the geological contract staff currently remains in the Houston, Texas office. The Company has elected to no longer be an operator of oil and gas properties, but instead only own non-operated interests.
The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2006 included an explanatory paragraph that states that we have experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2006 and 2005 the Company’s statement of operations reflects a net loss from continued operations of $3,891,000 and $1,752,000, respectively. For the nine months ended September 30, 2007 and 2006 the Company’s statement of operations reflects a net loss from continued operations of $1,001,000 and $2,409,000, respectively.
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
CONTROLS AND PROCEDURES
In October, 2006, the Company’s Chief Financial Officer resigned and has not been replaced. In April, 2007, all remaining employees of the Company either resigned or were terminated. The Chairman of the Board became the Chief Executive Officer, President and Acting Chief Financial Officer on an interim basis and has used outside financial consulting firms in the interim in the preparation of financial statements and this quarterly report to the shareholders of the Company.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The Company is in default under the terms of its note payable to BR Group dated October 1, 2004. The balance of the note as of September 30, 2007 is $123,000. The Company has failed to make its required monthly payments totaling $56,000 due for the months of February through September, 2007 under the terms of the note. This note is secured by all oil and gas production income that the Company holds. No collection attempts have been made by BR Group at this time.
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

BAYOU CITY EXPLORATION, INC.

Date: November 13, 2007	By:	/s/ Robert D. Burr

Chief Executive Officer and President and Acting Chief Financial Officer