Form 10KSB
period 2007-12-31
BAYOU CITY EXPLORATION, INC.
filed 2008-04-15
CIK 1050957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB
(MARK ONE)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 0-277443
BAYOU CITY EXPLORATION, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

NEVADA	61-1306702

(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

632 Adams Street — Suite 700, Bowling Green, KY	42101

(ADDRESS OF PRINCIPLE EXECUTIVE OFFICES)	(ZIP CODE)
(832) 358-3900
(ISSUER’S TELEPHONE NUMBER, INCLUDING AREA CODE)
SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
COMMON STOCK PAR VALUE $.005 PER SHARE
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year: $ 49,946
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,198,436 as of April 11, 2008 based upon the closing price of the common stock on the OTC “Bulletin Board” on April 11, 2008 of $0.12 per share. As of April 11, 2008 the registrant had 26,653,633 shares of Common Stock, par value $0.005 per share, and 0 shares of Preferred Stock, par value $0.001 per share, subscribed or outstanding.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
     26,653,633 Shares of Common Stock Outstanding at April 11, 2008; 0 Shares of Preferred Stock Outstanding at April 11, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III.

FORM 10-KSB

PART I

1.	DESCRIPTION OF BUSINESS
General Description
     Bayou City Exploration, Inc., (the “Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated (“Gem Source”), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In September 2005, the Company changed its name to Bayou City Exploration, Inc.
     On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101 in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. This move was completed in May, 2007. The Company’s executive office in the year 2006 was located at 10777 Westheimer, Suite 170, Houston, Texas, 77042. Since relocating the Company’s headquarters to Bowling Green, Kentucky the Company has maintain only the exploration contract staff in the Houston office for the continued development and sale of the Company’s prospects.
     On April 4, 2007, the Company announced the resignation of W. Wayne Hardin as President and Chief Executive officer. D. Edwin Suhr, Jr. was given thirty days notice of termination as of April 1, 2007, as Senior Vice President of Land and Operations/Secretary and Richard M. Hewitt resigned as a Director. Mr. Hardin’s resignation was effective as of April 3, 2007. Mr. Hewitt’s resignation became effective May 1, 2007. The three remaining employees and other contract personnel located in the Houston, Texas office were given thirty days notice of termination of their employment as of April 1, 2007. Since May 1, 2007, only the exploration contract personnel have remained in the Houston, Texas office.
     The Company also announced that Robert D. Burr has been appointed President and Chief Executive Officer of the Company by the Board on an interim basis as of April 3, 2007 while the Company continues to search for new executive management during this transitional phase of the Company. Mr. Burr remains the sole officer of the Company through the date of this filing.
     Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firms’ reports on our financial statements as of and for the years ended December 31, 2007 and 2006 includes an explanatory paragraph that states that we have experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2007 and 2006 our statement of operations reflects a net loss from continued operations of $1,464,000 and $3,891,000, respectively.
     Our ability to meet future cash and liquidity requirements is dependent on a variety of factors, including our ability to raise more capital, successfully negotiate extended payment terms with our creditors and holders of the Company’s notes payable and the implementation of a restructuring plan for the Company. The presence of the going concern note may have an adverse impact on our relationship with third parties such as potential investors. If we are unable to continue as a going concern we would have to liquidate our remaining assets, if any. This would have a material adverse effect on your investment with the Company.
     All of our periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-KSB as filed with the SEC and a copy of its Code of Ethics. For copies of this, or any other filings, please contact: Robert D. Burr at Bayou City Exploration, Inc., 632 Adams Street — Suite 700, Bowling Green, KY 42101 or call (800)-798-3389.

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
     The Company plans to pursue other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of December 31, 2007 it intends to sell to third parties and/or Blue Ridge Group, Inc. (“BR Group”) to generate cash flow sufficient to cover its ongoing operations.
     On July 17, 2007 the Company secured a line of credit from BR Group in the amount of $250,000 to finance the Company’s operations. During the third and fourth quarters of 2007 BR Group approved advancing the Company amounts in excess of the original line of credit amount. As of December 31, 2007 the Company has a liability balance under this line of credit arrangement due BR Group in the amount of $316,000. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest is due July 17, 2008.
     During the 2nd and 3rd quarters, 2007, a minority shareholder loaned the Company $85,000 to finance the Company’s operations. No loan documents were executed.
     During the 4th quarter, 2007, Peter Chen, a minority shareholder loaned the Company $100,000 to finance the Company’s operations. The Company executed a promissory note on October 4, 2007; the note is due on demand and bears an interest rate of 0%.
     During the fourth quarter 2007, the Company sold 256,000 common shares of common stock at $0.25 per share for total proceeds to the Company of $64,000 under an exempt private placement basis pursuant to Regulation S. This offering was made outside the United States to eligible sophisticated investors.
     On December 31, 2007, the Company’s 23,300 shares of Series E preferred shares were automatically converted into 116,500 shares of common shares on the basis of 5 shares of common for 1 share of preferred in accordance with the original terms of the offering.
     In 2006, the Company sold 315,000 shares of common stock at $1.00 per share for total proceeds to the Company of $315,000 under an exempt private placement basis pursuant to Regulation S (the “Regulation S Offering”). This offering was made outside the United States to eligible sophisticated investors. Each Unit sold consisted of one share of common Stock and one Warrant, which expired on December 31, 2007 (“Regulation S Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. This offering was closed in June, 2006.
     In 2006, the Company sold 110,000 shares of common stock at $1.00 per share for total proceeds to the Company of $110,000 under an exempt private placement basis pursuant to Regulation D (the “US Exempt Offering”). This offering was made inside the United States to accredited investors as defined in Regulation D. Each Unit sold consisted of one share of common Stock and one Warrant, which expired on December 31, 2007 (“US Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. This offering was closed in June, 2006.

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
Employees
     Since May 1, 2007 the Company has had only one employee, Mr. Robert D. Burr, serving as President and Acting Chief Financial Officer and two full time contractors working in exploration and prospect development. Prior to May, 2007 the Company had five full time employees and two full time contractors. There was a significant turnover of the major officers of the Company during 2006.
     On April 4, 2007, the Company announced the resignation of W. Wayne Hardin as President and Chief Executive officer, D. Edwin Suhr, Jr. was given thirty days notice of termination as of April 1, 2007, as Senior Vice President of Land and Operations/Secretary and Richard M. Hewitt resigned as a Director. Mr. Hardin’s resignation was effective as of April 3, 2007. Mr. Hewitt’s resignation became effective May 1, 2007. The three remaining employees and other contract personnel located in the Houston, Texas office were given thirty days notice of termination of their employment as of April 1, 2007.
     Since May 1, 2007, only the exploration contract personnel have remained in the Houston, Texas office. At the time of notice of termination, the Company had employment and consulting agreements with three persons. One of the agreements was with an exploration and prospect development contractor. This contractor is still working with the Company under different compensation arrangements although no revised agreements have been executed. The two remaining employment and consulting agreements are with employees no longer associated with the Company. No releases have been obtained but no action has been taken by any parties. The ultimate outcome of these contracts is unknown at this time.
     The Company’s headquarters is now the same as the corporate office of one of its major stockholders, Blue Ridge Group, Inc. (BR Group”). Since moving the Company’s headquarters to Bowling Green Kentucky the Company has not started any new projects except for the exploration contractors in Houston continuing the research and development of new oil and gas prospects. Mr. Burr has been in charge of all administrative matters of the Company and all other business matters of the Company have been fulfilled through independent contractors. Mr. Burr has served the Company without salary during this period. Annually, the Board of Directors determines if any of the executive officers of the Company are eligible for a performance bonus. No performance bonuses were paid during 2007 and 2006.

2.	DESCRIPTION OF PROPERTIES
     During 2007, the Company did not participate in the drilling of any new wells and several of its existing wells have been plugged and abandoned.
     As of December 31, 2007, the Company owns a direct working interest in only 1 producing well, being the Pedigo GU #1 in Texas. All other wells in which the Company previously owned direct participation working interest have been abandoned and plugged. The Company owns a small indirect interest in 1 well in Texas through two different partnership managed by BR Group. The Company owns a small indirect interest in 17 wells through four limited partnership managed by Eagle Energy, Inc. The Eagle Energy wells are located in Kentucky and West Virginia.
     The following tables summarize by geographic area the Company’s developed and undeveloped acreage and gross and net interests in producing oil and gas wells as of December 31, 2007. The term of the undeveloped leasehold acreage ranges from one to three years. Productive wells are producing wells and wells capable of production, including gas wells awaiting pipeline connections and oil wells awaiting connection to production facilities. Wells that are dually completed in more than one producing horizon are counted as one well.
DEVELOPED AND UNDEVELOPED ACREAGE

	Developed Acreage		Undeveloped Acreage
Geographic Area:	Gross Acres	Net Acres	Gross Acres	Net Acres
Texas	—	—	875	875

Totals	—	—	875	875

PRODUCTIVE WELLS

	Gross Wells		Net Wells
Geographic Area:	Oil	Gas	Oil	Gas
Texas	—	2	—	.14
Kentucky	—	11	—	.11
West Virginia	—	6	—	.30

Totals	—	19	—	.56

Key Properties
     The working interest owned by the Company, either directly or indirectly through oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use. The following are the primary properties held by the Company as of December 31, 2007:
Developed Properties:
     Pedigo #1 well drilled on the Pepperbush Prospect: The Company owns a 13.9% working interest, with a 10.6% net revenue interest in 1 well located in Polk County, Texas which began producing in the second quarter of 2003. The well produces approximately 50 Mcf per day when in production but has experienced periods of time when the well has been shut in for maintenance and repairs for several months.
Bridges #1 well in Shelby County, Texas: The Company owns a 0.7% indirect working interest in this well through two partnerships managed by BR Group.
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
     During 2007 the Company received total cash flow of approximately $14,000 from its interest in the partnerships operated by BR Group and Eagle Energy. During 2006, the total cash flow was approximately $92,000 and was primarily from the sales proceeds of the certain properties owned by the BR Development Plus 2000 Partnership.
Undeveloped Properties:
     McAllen Project: The Company has identified a prospect in South Texas containing approximately 875 acres. The Company has seismic data in the area and has determined a viable drilling prospect exists. The Company has purchased approximately 427 mineral acres and has secured paid up oil and gas leases covering an additional 448 acres on this prospect. The Company has subsequently sold this property in February, 2008.
     South Texas El Sauz Project: The Company has entered into a pilot project with Deeside Energy LLC to evaluate three 3D seismic shoots in South Texas. The initial results of the pilot program look promising. A total of 400 square miles have been reviewed and as of December 2007, the Company has identified six possible different prospects on the Project. The Company is seeking an industry partner for participation whereby the Company would retain a carried working interest and a prospect fee.
Dry Holes and Abandonment of Properties during 2007
     The following properties were previously reported by the Company as key developed properties and are now sold or abandoned:
     The Stephens #1 well drilled on the Yarrow Prospect in Polk County, Texas was plugged and abandoned in 2007.
     The Arco Fee # 1-R well drilled on the West Pebble Island Prospect in Tyler County, Texas was sold in 2007.
     The Company has abandoned its interest in the Homestake #1, the Keegan Gibson #1, the Stephens #1, the Mary Lyne #1, and Hilda Henry #1 wells.

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
Production and Sales Price
     The following table summarizes the sales volumes of the Company’s net oil and gas production expressed in barrels of oil. Equivalent barrels of oil were obtained by converting gas to oil on the basis of their relative energy content — six thousand cubic feet of gas equals one barrel of oil. During 2007 and 2006, the average selling price for natural gas was $6.38 and $6.77 per Mcf, respectively, and the average selling price for oil was $63.52 and $55.93 per barrel, respectively.

	Net	Net
	Production	Production
	For the Year	For the Year
	12/31/07	12/31/06
Net Volumes (Equivalent Barrels)	1,152	3,453
Average Sales Price per Equivalent Barrel	$44.04	$56.77
Average Production Cost per Equivalent Barrel (includes production taxes)	$32.59	$27.86
     The Average Production Cost per Equivalent Barrel represents the Lease Operating Expenses divided by the Net Volumes in equivalent barrels. Lease Operating Expenses includes normal operating costs such as pumper fees, operator overhead, salt water disposal, repairs and maintenance, chemicals, equipment rentals, production taxes and ad valorem taxes.
Net Proved Oil and Gas Reserves
     Presented below are the estimates of the Company’s proved reserves. All of the Company’s proved reserves are located in the United States.
     Proved Developed and Undeveloped Reserves:

	December 31, 2007		December 31, 2006
		Natural		Natural
	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Balance, Beginning of Year	39,364	1,103,000	34,768	1,562,390
Extensions, discoveries and other additions Revisions of previous estimates	(7,797)	(8,659)	6,399	(400,492)
Sales of minerals in place	(7,019)		—	(49,000)
Production	(262)	(5,341)	(1,803)	(9,898)

Balance, End of Year	24,286	1,089,000	39,364	1,103,000

Proved Developed Reserves	—	6,000	15,078	20,000

Bbls: Barrels of oil
Mcf: Thousand cubic feet of gas
     In estimating the oil and natural gas reserves, the Company, in accordance with criteria prescribed by the SEC, uses a December 31, 2007 and 2006 price, without escalation; however, gas prices are adjusted for heating value content (Btu) and oil prices are adjusted for any transportation costs. The SEC allows exceptions in those instances where fixed and determinable gas price escalations are covered by long-term contracts but the Company does not have any such contracts. Future prices received for the sale of product may be higher or lower than the prices used in the evaluation described above and the operating costs relating to such production may also increase or decrease from existing levels.

Drilling Activities

	Oil Wells		Gas Wells		Dry Wells
	2007	2006	2007	2006	2007	2006
Exploratory Wells	—	2	—	—	—	6
Development Wells	—	—	—	—	—	—

Total Wells	—	2	—	—	—	6

     The Company drilled 0 wells in year 2007 and 8 wells in 2006 resulting in 6 dry holes and 2 marginal producing wells later abandoned in 2007. The Company’s portion of leasehold costs and wells cost which have been expensed in 2006 was $282,731. As of December 31, 2007 there were no wells in progress being drilled or completed.

3.	LEGAL PROCEEDINGS
     The Company has liabilities to various vendors with past due amounts. Unless the Company secures additional funds from additional debt or equity instruments the Company will not be able to meet the timely payment of its liabilities. The Company also has significant monthly payments for notes payable it is currently unable to pay. All the Company notes payable will mature and be due in full during the year 2008. The Company will seek to renegotiate and extend the term of its existing notes payable but may be unable to negotiate revised due dates for its various debt obligations. This may result in collection litigation and potential future judgments against the Company. Other than the potential claims from vendors and the current lenders of the Company’s long term debt, neither the Company nor any of its properties is subject to any material pending legal proceedings.

4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
PART II

5.	MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     The Common Stock of the Company is thinly traded on the OTC Bulletin Board with “BYCX” as its stock symbol. The range of high and low bid information for each quarter since January 1, 2006 is as follows:

	High Bid	Low Bid
March 31, 2006	$2.36	$1.95
June 30, 2006	2.49	1.95
September 30, 2006	2.11	1.75
December 31, 2006	2.27	0.85

March 31, 2007	$0.99	$0.40
June 30, 2007	0.49	0.12
September 30, 2007	0.31	0.21
December 31, 2007	0.48	0.22
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
     Cash dividends of 12% per annum have been paid quarterly on the Company’s Series E Preferred Stock since the date of issuance. As of December 31, 2007, a payable for the fourth quarter dividend was recorded as a component of accounts payable and accrued expenses on the balance sheet and there are no unpaid cumulative dividends. The Series E Preferred Stock was automatically converted to common stock effective December 31, 2007. The accrued dividend payable as of December 31, 2007 was paid in January, 2008 and represented the final dividend payment on the Company’s preferred stock.
Recent Sales of Unregistered Securities
     During the fourth quarter 2007, the Company sold 256,000 common shares of common stock at $0.25 per share for total proceeds to the Company of $64,000 under an exempt private placement basis pursuant to Regulation S. This offering was made outside the United States to eligible sophisticated investors.
     On December 31, 2007, the Company’s 23,300 shares of Series E preferred shares were automatically converted into 116,500 shares of common shares on the basis of 5 shares of common for 1 share of preferred in accordance with the original terms of the offering.
     In 2006, the Company sold 315,000 shares of common stock at $1.00 per share for total proceeds to the Company of $315,000 under an exempt private placement basis pursuant to Regulation S (the “Regulation S Offering”). This offering was made outside the United States to eligible sophisticated investors. Each Unit sold consisted of one share of common Stock and one Warrant, which expired on December 31, 2007 (“Regulation S Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. This offering was closed in June, 2006.
     In 2006, the Company sold 110,000 shares of common stock at $1.00 per share for total proceeds to the Company of $110,000 under an exempt private placement basis pursuant to Regulation D (the “US Exempt Offering”). This offering was made inside the United States to accredited investors as defined in Regulation D. Each Unit sold consisted of one share of common Stock and one Warrant, which expired on December 31, 2007 (“US Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. This offering was closed in June, 2006.
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

Shareholder Information
     As of December 31, 2007, there were approximately 600 shareholders of record of the Company’s Common Stock.

6.	MANAGEMENT’S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION
     The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for each year of the two year periods ended December 31, 2007 and 2006. The financial statements and the notes thereto, which follow, contain detailed information that should be referred to in conjunction with the following discussion.
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
     On April 4, 2007, the Company announced the resignation of W. Wayne Hardin as President and Chief Executive officer. D. Edwin Suhr, Jr. was given thirty days notice of termination as of April 1, 2007, as Senior Vice President of Land and Operations/Secretary and Richard M. Hewitt resigned as a Director. Mr. Hardin’s resignation was effective as of April 3, 2007. Mr. Hewitt’s resignation became effective May 1, 2007. The three remaining employees and other contract personnel located in the Houston, Texas office were given thirty days notice of termination of their employment as of April 1, 2007. Since May 1, 2007, only the exploration contract personnel have remained in the Houston, Texas office.
     The Company also announced that Robert D. Burr has been appointed President and Chief Executive Officer of the Company by the Board on an interim basis as of April 3, 2007 while the Company continues to search for new executive management during this transitional phase of the Company. Mr. Burr remains the sole officer of the Company through the date of this filing and has served the Company without salary during this period
     Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firms’ reports on our financial statements as of and for the years ended December 31, 2007 and 2006 includes an explanatory paragraph that states that we have experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2007 and 2006 our statement of operations reflects a net loss from continued operations of $1,464,000 and $3,891,000, respectively.
     Our ability to meet future cash and liquidity requirements is dependent on a variety of factors, including our ability to raise more capital, successfully negotiate extended payment terms with our creditors and holders of the Company’s notes payable and the implementation of a restructuring plan for the Company. The presence of the going concern note may have an adverse impact on our relationship with third parties such as potential investors. If we are unable to continue as a going concern we would have to liquidate our remaining assets, if any. This would have a material adverse effect on your investment with the Company.

Critical Accounting Policies and Estimates
     Financial Statements and Use of Estimates: In preparing financial statements, management is required to select appropriate accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.
     Stock Options: Effective January 1, 2006, the Company accounts for stock options in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the period ended December 31, 2006. No stock compensation expense was required to be recognized in the year ended December 31, 2007. Prior to January 1, 2006, the Company accounted for stock compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) as permitted by SFAS 123 as originally issued. Under APB 25, stock compensation expense was recognized only if the options had intrinsic value (difference between option exercise price and the fair market value of the underlying stock) at the date of grant. As the Company issued all options with an exercise price equal to the grant date market value of the underlying stock, no compensation expense had previously been recorded by the Company.
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
Results of Operations
     The Company reported a net loss of $1,464,000 in 2007, as compared to a net loss of $3,891,000 in 2006. The decrease in the net loss is primarily due to the Company’s decision to terminate all employees at the end of April, 2007 and move its corporate headquarters to Bowling Green, Kentucky. On a per share basis, which takes into account cash dividends paid on the Series E Preferred Stock, the Company had a net loss of $0.06 and $0.16 per share in 2007 and 2006, respectively.
     Operating Revenues: Operating revenues totaled $50,000 in 2007 as compared to $299,000 in 2006 which is an 83% decrease from 2006. The decrease is a result of no sales of oil and gas prospects for a profit in 2007 and also reduced oil and gas sales due to the abandonment and sale of properties during 2007.
     Direct Operating Costs: Direct operating costs for the producing oil and gas wells totaled $38,000 in 2007 compared to $96,000 in 2006. This decrease in expenses is a result of the wells being abandoned in 2007.
     Other Operating Expenses: Other operating expenses includes impairment, abandonment, and dry hole costs, exploration costs, depreciation, depletion and amortization expense, accretion expense, and marketing costs. Other operating expenses decrease by 66% to $625,000 in 2007 compared to $1,830,000 in 2006. This decrease of $1,205,000 is primarily due to the decrease of $783,000 in impairment abandonment, and dry hole costs, a $183,000 decrease in exploration costs, and a decrease of $222,000 in marketing costs. Because of a lack of operation funds the Company substantially eliminated is staff, and has relied primarily on independent contractors for exploration effects, although exploration efforts have been reduced because of lack of available funds. Marketing costs were virtually eliminated after May 1, 2007.

     General And Administrative Costs: General and administrative costs were $850,000 in 2007 compared to $2,441,000 for 2006, a decrease of $1,591,000, or 65%. The 2006 amount includes $833,000 related to stock compensation expense recognized by the Company due to the adoption and implementation of SFAS 123(R). The remaining reduction is a result of the significant reduction in employees effective May 1, 2007.
     Other Income, Net: Other income in 2006 included a $202,000 gain realized from the sale of oil and gas properties in Kentucky and West Virginia.
     Income Taxes: The Company had no federal or state income tax benefit in 2007 or in 2006, as a result of its continued net loss. Based on the continued net losses, a full valuation allowance has been recorded against the deferred tax assets associated with the net operating loss carry forwards. The Company has an estimated net operating loss carry forward of 8,804,000 and $7,263,000 as of December 31, 2007 and 2006 respectively. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issue of the additional shares from the private stock placement. This rule will limit the NOL carry forward amount to $267,000 per year. These NOLs begin expiring in 2020 if not utilized.
Balance Sheet Review
     Assets: The Company’s total assets decreased $1,834,000 from $2,371,000 as of December 31, 2006 to $537,000 as of December 31, 2007. Property costs decreased $100,000 primarily due to the sale of the Arco Fee #1 well and the abandonment of various undeveloped lease costs. The Company’s current assets decreased $1,734,000from $1,769,000 as of December 31, 2006 to $35,000 as of December 31, 2007 due to the use of the Company’s prior year cash balance to finance the Company’s operating overhead in a year of minimal income. In addition the Company recognized a reserve for potentially uncollectible accounts receivable as of December 31, 2007 in the amount of $241,000.
     Liabilities: The Company’s liabilities decreased to $1,448,000 as of December 31, 2007 compared to $1,855,000 as of December 31, 2006. The Company reduced is accounts payable and accrued expenses by $515,000 primarily by loans from BR Group and other related parties during 2007. During 2007, BR Group loaned the Company $316,000 under a line of credit, Peter Chen, a minority shareholder loaned the Company $100,000, and another minority shareholder advanced the Company $85,000. These funds were used to finance the Company’s operating overhead and the payment of accounts payable.
     The Company’s liabilities to third parties as of December 31, 2007 included $519,000 in trade payables and accrued expenses, $51,000 in drilling advances, and $12,000 in notes payable. The Company’s liabilities to related parties includes $282,000 in trade payables and accrued expenses, $540,000 in notes payable due to related parties as of December 31, 2007. In addition, the long-term P&A Cost liability was $44,000 at December 31, 2007.
     Stockholders’ Equity: Total stockholder’s equity of the Company decreased $1,428,000 to a deficit of $911,000 at December 31, 2007. This decrease is as a result of the 2007 net operating loss of $1,464,000, dividends to the preferred stock holders of $28,000, while being offset by $64,000 capital raised from the sale of common stock.
     Capital Resources and Liquidity: The Company’s current ratio (current assets / current liabilities) was .03 to 1 as of December 31, 2007 compared to 1.03 to 1 as of December 31, 2006. The change in the current ratio from 2006 to 2007 is a result of the use of substantially all the Company’s cash reserves plus incurring additional debt to finance the 2007 operating deficit plus reduce existing payables to third parties.
     The Company’s sources of cash during 2007 were from $64,000 in sales of common stock plus $501,000 in loans from BR Group and other related parties in addition to the $50,000 in oil and gas sales. The Company’s sources of cash during 2006 were $1,103,000 in proceeds from the sale of stock, the exercise of common stock options and common stock warrants plus $298,000 in prospect fee, management fee, and oil and gas sales.
     During 2007 the Company relied primarily upon loans from related parties while in 2006 the Company relied primarily upon the sale of equity securities to fund its operations. Management intends to fund further growth with the issuance of debt and equity securities and the sale of oil and gas prospects for a profit. Given the Company’s current financial condition, there is no assurance the Company will be able to raise any cash for future operations through the issuance of debt or equity securities.

     As of December 31, 2007, the only contractual obligation, other than obligations under certain employment and consulting agreements (See 8B below), which is not recorded on the balance sheet, relates to the office lease in Houston, Texas. This operating lease expires on June 30, 2008 and calls for future minimum lease payments of $57,665 in 2008.

7.	FINANCIAL STATEMENTS
     The response to this item is set forth herein in a separate section of this Report, beginning on Page F-1.

8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     The Company elected to change auditors for its 2007 financial statements. The accounting firm of Killman, Murrell & Company, PC was retained to audit its December 31, 2007 financial statements. The Company had no disagreements with its previous auditors, Mountjoy & Bressler, LLP who audited the Company’s December 31, 2006 financial statements

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
     We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There was no change in our internal control over financial reporting that occured that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     On September 18, 2006, the Company entered into a Consulting Agreement with Bart Birdsall to provide consulting services to evaluate geology and geophysical data in areas of interest to the Company and to identify certain drilling prospects. The Consulting Agreement provides that Mr. Birdsall would be paid $700 per day as well as 1% overriding royalty interest reduced to the net mineral interest acquired in each oil and gas prospect identified by Mr. Birdsall and accepted by the Company. The term of the agreement is until December 31, 2009 and the contract will be automatically extended for additional one year terms unless either party gives at least 30 days prior notice, prior to the end of the applicable term. The full text of the three employment agreements and the consulting agreement were filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, with its Form 10-KSB filed for the year ended December 31, 2007.
     The Company gave Messrs. Suhr, Brown and Birdsall 30 days notice of termination of their employment or agreement with the Company as of May 1, 2007. Messrs. Suhr and Brown are no longer associated with the Company. Messr. Birdsall has continued to provide exploration efforts to the Company on a contract basis since May 1, 2007. The Company has not obtained a release from these contracts. The ultimate outcome of these contracts is unknown at this time.
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
PART IV
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bowling Green, State of Kentucky on April 14, 2008.

Bayou City Exploration, Inc.
By:	/s/ Robert D. Burr
Chief Executive Officer and President

By:	/s/ Robert D. Burr
Acting Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and the dates indicated.

Bayou City Exploration, Inc., Registrant

Date: April 14, 2008

By:	/s/ ROBERT D. BURR

ROBERT D. BURR Director, Chairman of the Board

By:	/s/ Gregory B. Shea	By:	/s/ HARRY J. PETERS

	Gregory B. Shea Director		HARRY J. PETERS Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Bayou City Exploration, Inc.
Bowling Green, Kentucky
     We have audited the accompanying balance sheet of Bayou City Exploration, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayou City Exploration, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas

April 13, 2008

INDEPENDENT AUDITOR’S REPORT
To the Board of Directors and
Stockholders of Bayou City Exploration, Inc.
Houston, Texas
     We have audited the accompanying balance sheet of Bayou City Exploration, Inc. as of December 31, 2006 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayou City Exploration, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
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
Mountjoy & Bressler, LLP
Louisville, Kentucky
April 20, 2007

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	December 31
	2007	2006
ASSETS

Current Assets
Cash and cash equivalents	$21,714	$1,178,946
Accounts receivable:
Managed limited partnerships	—	12,883
Related party	—	19,081
Trade and other (net of reserve — $241,363 as of December 31, 2007)	13,457	524,277
Prepaid expenses and other current assets	—	33,909

Total current assets	35,171	1,769,096

Property and Equipment, net	494,718	595,244

Other Non-current Assets	7,024	7,024

Total assets	$536,913	$2,371,364

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$519,051	$1,034,539
Accounts payable-related party	281,965	223,731
AFE advances from JIB owners	51,186	377,439
Current portion of long-term debt	552,138	86,299

Total current liabilities	1,404,340	1,722,008

Long-Term Liability-P&A Costs	43,806	67,291

Long-Term Debt	—	65,483

Total liabilities	1,448,146	1,854,782

Commitments and Contingencies (Notes 8 and 10)	—	—

Stockholders’ Equity
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; Series E; 0 shares issued and outstanding at December 31, 2007; 23,300 shares issued and outstanding at December 31, 2006 (liquidation preference of $233,000 in 2006)	—	23
Common Stock, $0.005 par value; 150,000,000 shares authorized; 26,653,633 shares issued and outstanding at December 31, 2007; 26,276,943 shares issued and outstanding at December 31, 2006	133,268	131,385
Additional paid-in capital	13,276,765	13,214,625
Accumulated deficit	(14,321,266)	(12,829,451)

Total stockholders’ equity (deficit)	(911,233)	516,582

Total liabilities and stockholders’ equity	$536,913	$2,371,364

See accompanying independent auditor’s report
and notes to financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31
	2007		2006
Operating Revenue
Prospect fees from related parties	$		$40,000
Prospect fees from others			22,500
Management fees			40,000
Oil and gas sales		49,946	196,025

Total operating revenue		49,946	298,525

Operating Costs and Other Expenses
Lease operating expenses		37,539	96,207
Impairment, abandonment and dry hole costs		292,403	1,074,958
Exploration costs		252,596	435,792
Depreciation, depletion and amortization		67,437	81,615
Accretion expense		—	2,919
Marketing costs		12,779	234,974
General and administrative costs		849,647	2,441,284

Total operating costs		1,512,401	4,367,749

Operating loss		(1,462,455)	(4,069.224)

Other Income (Expense)
Interest and other, net		(20,885)	(23,752)
Gain on sale of assets		19,485	201,813

Loss from continuing operations before income taxes		(1,463,855)	(3,891,163)

Income Tax Provision		—	—

Net loss		(1,463,855)	(3,891,163)

Less Series E Preferred Stock Cash Dividends		(27,960)	(27,960)

Net loss attributable to common stockholders		$(1,491,815)	$(3,919,123)

Net Loss Per Common Share		$(0.06)	$(0.16)

Weighted Average Common Shares Outstanding — Basic and Diluted		26,309,726	25,069,443

See accompanying independent auditor’s report
and notes to financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2005	23,300	$23	24,436,467	$122,182

2006 Regulation S Offering at $1.25 per share	—	—	105,000	525
2005 Regulation S Offering at $1.00 per share	—	—	315,000	1,575
2005 Regulation D Offering at $1.00 per share	—	—	110,000	550
Exercise of common stock warrants	—	—	1,075,000	5,375
Exercise of Series E Warrants	—	—	11,200	57
Exercise of Common Stock Options	—	—	311,334	1,556
Rescission of Common Stock Options	—	—	(87,058)	(435)

Balance, December 31, 2006	23,300	$23	26,276,943	$131,385

2007 Regulation S Offering at $0.25 per share	—	—	256,000	1,280
Conversion of Series E Preferred Shares to Common	(23,300)	(23)	116,500	582
Correction of Common Shares	—	—	4,190	21

Balance, December 31, 2007		$—	26,653,633	$133,268

	Additional	Accumulated
	Paid-in Capital	Deficit	Total
Balance, December 31, 2005	$11,318,377	$(8,910,328)	$2,530,254

2006 Regulation S Offering at $1.25 per share	130,725	—	131,250
2005 Regulation S Offering at $1.00 per share	313,425	—	315,000
2005 Regulation D Offering at $1.00 per share	109,450	—	110,000
Exercise of common stock warrants	532,125	—	537,500
Exercise of Series E Warrants	4,423	—	4,480
Exercise of Common Stock Options	3,444	—	5,000
Rescission of Common Stock Options	435	—	—
Stock Issuance Costs	(31,000)	—	(31,000)
Stock Based Compensation	833,221	—	833,221
Dividends paid on preferred stock	—	(27,960)	(27,960)
Net loss	—	(3,891,163)	(3,891,163)

Balance, December 31, 2006	$13,214,625	$(12,829,451)	$516,582

2007 Regulation S Offering at $0.25 per share	62,720	—	64,000
Conversion of Series E Preferred Shares to Common	(559)	—	—
Correction of Common Shares	(21)	—	—
Dividends paid on preferred stock	—	(27,960)	(27,960)
Net loss	—	(1,463,855)	(1,463,855)

Balance, December 31, 2007	$13,276,765	$(14,321,266)	$(911,233)

See accompanying independent auditor’s report
and notes to financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007		2006
Cash Flows From Operating Activities
Net loss		$(1,463,855)	$(3,891,163)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion and amortization		67,437	81,615
Accretion expense		—	2,919
Impairment, dry holes and abandonment losses		292403	1,074,958
Reserve for abandonment losses		(241,363)
Stock based compensation		—	833,221
Gain on sale of oil and gas properties		(19,485)	(201,813)

Changes in operating assets and liabilities:
Accounts receivable-trade and other		523,703	148,900
Accounts receivable-related party		19,081	199,880
Prepaid expenses and other assets		33,909	42,316
AFE advances-JIB owners		(326,253)	(134,086)
Accounts payable-related party		58,234	176,131
Accounts payable and accrued expenses		(515,488)	600,777
Decrease in P&A Cost Liability		(23,485)

Net cash used in operating activities		(1,595,162)	(1,066,345)

Cash Flows From Investing Activities
Purchase of furniture and computer equipment		(7,821)	(54,601)
Purchase of oil and gas properties and equipment		(60,095)	(881,865)
Proceeds from sale of oil and gas properties		69,450	146,999
Reimbursement of oil and gas properties and equipment			755,288

Net cash used in investing activities		1,534	(34,179)

Cash Flows From Financing Activities
Payments on long-term debt		(16,051)	(72,547)
Proceeds from long term debt		416,407	—
Proceeds from 2005 Regulation D Offering		—	110,000
Proceeds from 2005 Regulation S Offering		—	315,000
Proceeds from 2006 Regulation S Offering		—	131,250
Proceeds from 2007 Regulation S Offering		64,000
Proceeds from exercise of common stock warrants		—	537,500
Proceeds from the exercise of stock options		—	5.000
Proceeds from the exercise of Series E Warrants		—	4,480
Stock issuance costs		—	(31,000)
Dividends paid		(27,960)	(27,960)

Net cash provided by financing activities		436,396	971,723

Net (Decrease) in Cash		(1,157,232)	(128,801)

Cash, Beginning of Year		1,178,946	1,307,747

Cash, End of Year		$21,714	$1,178,946

Supplemental Disclosure of Cash Flow Information
Cash paid for interest		$20,855	$23,752

Cash paid for federal income taxes		$—	$—

Sale of property in exchange for reduction of debt. See NOTE 4	$		$198,188

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
     The Company plans to pursue other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of December 31, 2007 it intends to sell to third parties and/or Blue Ridge Group, Inc. (“BR Group”) to generate cash flow sufficient to cover its ongoing operations.
     During the fourth quarter 2007, the Company sold 256,000 common shares of common stock at $0.25 per share for total proceeds to the Company of $64,000 under an exempt private placement basis pursuant to Regulation S. This offering was made outside the United States to eligible sophisticated investors.
     On December 31, 2007, the Company’s 23,300 shares of Series E preferred shares were automatically converted into 116,500 shares of common shares on the basis of 5 shares of common for 1 share of preferred in accordance with the original terms of the offering.
     In 2006, the Company sold 315,000 shares of common stock at $1.00 per share for total proceeds to the company of $315,000 under an exempt private placement basis pursuant to Regulation S (the “Regulation S Offering”). This offering was made outside the United States to eligible sophisticated investors. Each Unit sold consisted of one share of common Stock and one Warrant, which expired on December 31, 2007 (“Regulation S Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. This offering was closed in June, 2006.

     In 2006, the Company sold 110,000 shares of common stock at $1.00 per share for total proceeds to the company of $110,000 under an exempt private placement basis pursuant to Regulation D (the “US Exempt Offering”). This offering was made inside the United States to accredited investors as defined in Regulation D. Each Unit sold consisted of one share of common Stock and one Warrant, which expired on December 31, 2007 (“US Warrant”) to acquire one share of Common Stock at a price of $1.75 per share. This offering was closed in June, 2006.
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
Recently Issued Accounting Standards
     Share-Based Payment: Financial Accounting Standards Board Statement (FASB) 123(R), Share-Based Payment was issued in December 2004. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in FASB Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This statement was adopted on January 1, 2006 using the modified prospective application. Under this method, only new awards and awards modified, repurchased, or cancelled after the required effective date will be subject to requirements of FAS 123(R). No restatement of prior periods was necessary. The stock based compensation expense recognized in 2006 by the Company was $833,221, which is reflected as a part of the Company’s general and administrative expenses. There was no stock based compensation expense in 2007.

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
     In April 2005, the FASB issued FSP FAS 19-1 Accounting For Suspended Well Costs. The FASB Staff concluded that well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify completion as a producing well and the company is making progress assessing reserves and the economic viability of the project. In effect, the Staff concluded that the 1-year period for assessing reserves as proved be waived provided that the two criteria discussed above are consistently met. The FSP was effective for the first interim period beginning after April 4, 2005. This FSP did not have a material impact on the Company’s 2006 or 2007 financial statements.
     In July 2005, the FASB issued FSP SOP 78-9-1 Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5. The FASB amended SOP 78-9 so that guidance in determining when a general partner controls a limited partnership is consistent with guidance provided in EITF Issue No. 04-5. This FSP was effective after June 29, 2005 for all newly formed partnerships and for the first reporting period after December 15, 2005 for all other partnerships. This FSP did not have a material impact on the Company’s 2006 or 2007 financial statements.
     In May 2005, the FASB issued FASB No. 154 Accounting Changes and Error Corrections. This statement requires retrospective application to prior periods’ financial statements for changes in accounting principle. Previously, under APB 20, all such changes were recorded as a line item on the statement of operations only in the period of change. This statement is effective for fiscal years beginning after December 15, 2005 and did not have a material affect on the company’s 2006 or 2007 financial statements.
     In March 2005, the FASB issued Interpretation 47 Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB 143. This interpretation addresses contingent legal obligations and clarified that uncertainty of timing regarding resolution of a legal obligation does not preclude measurement of the liability at the time it is incurred. The Interpretation is effective for periods ending after December 15, 2005 and did not have a material affect on the company’s 2006 or 2007 financial statements. This does not impact the Company’s accounting for its plugging and abandonment costs.

Revenue Recognition
     Under the sales method, oil and gas revenue is recognized when produced and sold. Management fees are recognized under the accrual method and recorded when earned. Prospect fees charged under joint participation agreements are recorded after execution.
Accounts Receivable
     Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Based upon a review of trade receivables as of December 31, 2007, a total of $241,363 was considered potentially uncollectible. A reserve for uncollectible receivables was recognized for this amount and is included in abandonment costs of the Company’s 2007 statement of operations. Receivables are reviewed quarterly, and if any are deemed uncollectible, they are written off as bad debts.
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
     The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At December 31, 2007, the Company had no costs capitalized pending determination.

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

     The following expected future prices were used in 2007 and 2006 to estimate future cash flows to assess properties for impairment.

Oil Price Per Bbbl	2007	2006
Year 1	$96.00	$54.29-$61.05
Year 2	$96.00	54.29 - $61.05
Year 3	$96.00	54.29 - $61.05
Year 4	$96.00	54.29 - $61.05
Thereafter	$96.00	54.29 - $61.05
Maximum	$96.00	54.29 - $61.05

Gas Price Per Mcf	2007	2006
Year 1	$6.44	$5.40-$6.30
Year 2	$7.15	$5.40-$6.30
Year 3	$7.17	$5.40-$6.30
Year 4	$7.17	$5.40-$6.30
Thereafter	$7.17	$5.40-$6.30
Maximum	$7.17	$5.40-$6.30
     Oil and gas expected future price estimates were based on prices at each year-end. These prices were applied to production profiles of proved developed reserves at December 31, 2007 and 2006.
Income (Loss) Per Common Share
     The Company calculates basic earnings per common share (“Basic EPS”) using the weighted average number of common shares outstanding for the period. The income available to common shareholders is computed after deducting dividends on the Series E Preferred Stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. As the Company recorded a loss in 2007 and 2006, common share equivalents outstanding would be anti-dilutive, therefore, have not been included in the weighted average shares outstanding.
     The following table provides the numerators and denominators used in the calculation of Basic EPS for the years ended December 31, 2007 and 2006:

	2007	2006
Loss from operations	$(1,463,855)	$(3,891,163)
Less preferred stock dividends	(27,960)	(27,960)

Loss available to common stockholders	$(1,491,815)	$(3,919,123)

Common stock outstanding for the full year	26,276,943	24,436,467

Weighted average of private stock issuance and exercise of stock warrants and stock options	32,783	632,976

Weighted average common shares outstanding	26,309,726	25,069,443

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
Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits
     The Company maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $100,000. At December 31, 2007, the Company had $22,000 of cash balances that were uninsured.
Advertising
     The Company expenses advertising costs as these are incurred. For the years ended December 31, 2007 and 2006, these costs are included in the statement of operations as marketing costs.
Income Taxes
     There is no provision for income taxes for the year ended December 31, 2007 and 2006. Income taxes are provided for under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, therefore for financial reporting purposes, a valuation allowance of $3,925,000 and $3,498,000 has been recognized to offset the net deferred tax assets at December 31, 2007 and December 31, 2006, respectively. See Note 9 for additional information.
2. GOING CONCERN AND MANAGEMENT’S PLANS
     The Company has continued to incur recurring losses from operations and has not generated an internal cash flow from its business operations in recent years. The Company’s operations in 2007 were financed mainly from previous years cash reserves, loans from related parties, and the sale of common stock. The Company’s operations prior to 2007 have been financed mainly from the sale of equity interest in the Company with proceeds from the sale of common stock, common warrants, and common stock options. Given the Company’s current cash position, its obligations in trade payables and loans from related parties, and the uncertainty of additional future cash proceeds from the sale of equity interests in the Company there now exists substantial doubt about the Company’s ability to continue as a going concern.
     The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2007 and 2006 includes an explanatory paragraph that states that the Company has experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2007 and 2006 our statement of operations reflects a net loss from continued operations of $1,464,000 and 3,891,000, respectively.
     The Company’s ability to meet future cash and liquidity requirements is dependent on a variety of factors, including our ability to raise more capital, successfully negotiate extended payment terms with our creditors and holders of the Company’s notes payable and the implementation of a restructuring plan for the Company. The presence of the going concern note may have an adverse impact on our relationship with third parties such as potential investors. If we are unable to continue as a going concern we would have to liquidate our remaining assets, if any. This would have a material adverse effect on a stockholder’s investment in the Company.
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
4. RELATED PARTY TRANSACTIONS
A. Common Stock Transactions
     As of December 31, 2007, there are 26,653,633 shares of common stock issued and outstanding. A total of 3,638,371 shares are held by Blue Ridge Group, Inc. and the remaining 23,015,262 shares are held by approximately 600 shareholders of record.
B. Receivables From Related Parties:
     There were no receivables from related parties as of December 31, 2007 or December 31, 2006.
C. Payables and Notes Payable to Related Parties.
     As of December 31, 2007 and December 31, 2006 the Company had the following debts and obligations to related parties:

	December 30, 2007	December 31, 2006
Trade payable to BR Group	$3,000	$27,000
Payable to BR Group for proceeds from sale of asset	23,000	—
Drilling Advances payable to Gulf Coast Drilling Co.	154,000	197,000
Payable to minority shareholders for operating capital	85,000	—
Note payable to BR Group	123,000	130,000
Line of Credit payable to BR Group for operating capital	316,000	—
Note payable to Peter Chen — a minority shareholder	100,000	—
Accrued Interest	18,000	—

Total Payable or Notes Payable to Related Parties	$822,000	$354,000

     The promissory note payable to BR Group was originally entered into October 1, 2004, for $500,000 to settle outstanding cash advances received from BR Group during prior periods. The note bears interest at 7.95% for a term of eight years with monthly payments of $7,056 for principal and interest. The note is secured by all oil and gas production income that the Company holds until the note has been paid in full. The Company has failed to make the monthly payments due under the terms of the note for the months of February, 2007 to April, 2008 which total $106,000. The accrued interest amount includes the unpaid interest on this note as of December 31, 2007 in the amount of $7,000.
     The line of credit payable to BR Group was executed by the Company on July 17, 2007, in the amount of $250,000 to finance the Company’s operations. During the third and fourth quarters 2007 BR Group approved advancing the Company amounts in excess of the original line of credit amount. As of December 31, 2007 the Company has a liability balance under this line of credit arrangement due BR Group in the amount of $316,000. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest is due July 17, 2008. This line of credit is secured by the 427 fee mineral acres owned by the Company in Aransas County, Texas that are a part of the McAllen Project. The accrued interest amount includes the unpaid interest on this line of credit in the amount of $11,000 as of December 31, 2007.
     During the 2nd and 3rd quarters, 2007, a minority shareholder loaned the Company $85,000 to finance the Company’s operations. No loan documents were executed.
     During the 4th quarter, 2007, Peter Chen, a minority shareholder loaned the Company $100,000 to finance the Company’s operations. The Company executed a promissory note on October 4, 2007, the note is due on demand and bears an interest rate of 0%.
     On August 1, 2006, the Company sold 18.75% of its original 25% carried interest in the Neches Townsite prospect to BRG in exchange for a reduction of $198,188 in the note payable balance to BR Group. This value was determined based upon 18.75% of the estimated drilling costs of the King #1 well. The King Unit #1 well was drilled on the Neches Townsite prospect and was a dry hole. As of December 31, 2007 and 2006, the Company owed Gulf Coast Drilling Company (an affiliate of BR Group) $154,000 and 197,000, respectively, in drilling advances received for the King Unit #1 well that were in excess of BR Group’s participation interest in the well.
     As of December 31, 2007 and 2006, the Company had a trade payable due to BR Group in the amount of $3,000 and $27,100, respectively. During 2006, the Company reimbursed BR Group $223,366 for administrative costs incurred on its behalf, while the Company charged BR Group $7,880 for office and administrative costs. The charge and credit are both recorded as general and administrative costs.
C. Participation Agreement in Oil and Gas Prospects:
     During 2007 BR Group did not enter into any new participation agreement with the Company for the drilling of oil and gas wells.
     During 2006, BR Group, participated with the Company in the drilling of four different wells on the East Texas Project. All wells were dry holes.
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
     During 2006, BR Group paid a total of $40,000 in prospect fees for the above wells. This amount is reported as revenue on the income statement.
5. PROPERTY AND EQUIPMENT
     Property and equipment, stated at cost, consisted of the following:

	December 31
	2007	2006
Proved oil and gas properties	$84,030	$840,339
Investment in partnerships	21,326	26,653
Unproved oil and gas properties	337,933	288,673
Furniture and computer equipment	357,321	349,501

Total property and equipment	$800,610	$1,505,166

Less accumulated depletion, depreciation and amortization	(305,892)	(909,922)
Less impairment	—	—

Net property and equipment	$494,718	$595,244

     Depreciation, depletion and amortization expense was $67,437 and $81,615 during the years ended 2007 and 2006, respectively.
     During 2007 and 2006, the Company provided for impairment, abandonment and dry hole costs of $292,000 and $1,075,000, respectively. The 2007 amount includes $51,000 for abandonment of oil and gas properties and $241,000 reserve for uncollectible accounts receivable from joint owners primarily related to plugging and abandonment expenses on wells. The 2006 amount was primarily abandonment expense for undeveloped leases that had expired and for costs incurred in areas where no leases were acquired.
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
     This seismic license and any related “prospecting costs” such as geological and geophysical (G&G) consulting and G&G studies are defined as Exploration Costs under FASB Statement 19 and such expenditures are to be expensed as incurred. During 2007 and 2006, $253,000 and $436,000, respectively, was incurred for exploration costs and charged to expense.
7. LONG TERM DEBT
     The line of credit payable to BR Group was executed by the Company on July 17, 2007, in the amount of $250,000 to finance the Company’s operations. During the third and fourth quarters 2007, BR Group approved advancing the Company amounts in excess of the original line of credit amount. As of December 31, 2007 the Company has a liability balance under this line of credit arrangement due BR Group in the amount of $316,000. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest is due July 17, 2008.

     During the 4th quarter, 2007, Peter Chen, a minority shareholder loaned the Company $100,000 to finance the Company’s operations. The Company executed a promissory note on October 4, 2007; the note is due on demand and bears an interest rate of 0%. As of December 31, 2007 the balance due was $100,000.
     As discussed in Note 4, the Company entered into a promissory note with BR Group dated October 1, 2004 that matures on October 1, 2012 and had a balance of $123,000 at December 31, 2007. The principal amount is scheduled to be paid earlier than the maturity date of the note as a result of the sale of oil and gas properties to BR Group in August, 2006, for $198,188, where the sales price was considered a reduction in the principal balance of the note payable to BR Group. As of December 31, 2007 the balance due was $123,000.
     On January 1, 2005, the Company entered into a four year note that matures on December 1, 2008 with LandPro Corporation to acquire land and lease software. The original principal of $42,095 bears a 5% interest rate with a monthly payment of $970 and had a $12,000 balance at December 31, 2007.
     Principal payments due on long-term notes payable for the years subsequent to December 31, 2007 are as follows:

Year ending
2008	$552,138
2009 and beyond	—

Total principal payments	$552,138

8. OPERATING LEASE
     The Company entered into an operating lease for its administrative office in Houston, Texas on April 1, 2003. The lease expires on June 30, 2008 and calls for future minimum lease payments of $57,665 for 2008. Total rental expense was approximately $116,000 for 2007 and 2006 respectively.
9. INCOME TAXES
     The tax effect of significant temporary differences representing the net deferred tax liability at December 31, 2007 and 2006 were as follows:

	2007	2006
Net operating loss carry forward	$3,345,000	$2,888,500
Intangible drilling costs	(419,000)	(399,999)
Depletion, depreciation and amortization	416,000	426,733
Impairment of property	267,000	266,603
Stock based compensation	316,000	316,624
Valuation allowance	(3,925,000)	(3,498,461)

Net deferred tax liability	$—	$—

     The Company recorded $-0- as income tax expense for the years ended December 31, 2007 and 2006, as a result of the net loss recognized in each of these years. Further, an income tax benefit was not recognized in either of the years due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.

     The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

	2007		2006
	Amount	Percent	Amount	Percent
Income tax benefit computed at the statutory rate	$383,000	34.0%	$1,322,995	34.0%
Increase (reduction) in tax benefit resulting from:
State and local income taxes, net of federal tax effect	45,000	4.0%	155,647	4.0
Permanent items	(1,000)	(0.1)%	(3,559)	(0.1)
Valuation allowance	(427,000)	(37.9)%	(1,475,083)	(37.9)

Income tax benefit	$—	—	$—	—

     The Company has an estimated net operating loss carry forward of 8,804,000 and $7,601,000 as of December 31, 2007 and 2006 respectively. At December 31, 2005, the Company had an estimated net operating loss carry forward of approximately $5,074,000 to offset future taxable income. These net operating loss carry forwards will begin expiring in 2020 unless utilized sooner. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issuance of the additional shares from the private stock placement. This rule will limit the NOL carry forward amount on the NOL balance at December 31, 2004 to $267,000 per year.
10. COMMITMENTS AND CONTINGENCIES
Commitments
     The Company has liabilities to various vendors with past due amounts. Unless the Company secures additional funds from additional debt or equity instruments the Company will not be able to meet the timely payment of its liabilities. The Company also has significant monthly payments for notes payable it is currently unable to pay. All the Company notes payable will mature and be due in full during the year 2008. The Company will seek to renegotiate and extend the term of its existing notes payable but may be unable to negotiate revised due dates for its various debt obligations. This may result in collection litigation and potential future judgments against the Company. Other than the potential claims from vendors and the current lenders of the Company’s long term debt, neither the Company nor any of its properties is subject to any material pending legal proceedings.
Contingencies
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
     The Company had employment contracts with two employees and one independent contractor whose services were terminated effective April 1, 2007. The independent contractor is still working with the Company under different compensation arrangements although no revised agreements have been executed. The two remaining employment and consulting agreements are with employees no longer associated with the Company. No releases have been obtained but no action has been taken by any parties. The ultimate outcome of these contracts is unknown at this time.

11. STOCKHOLDERS’ EQUITY
Authorization to Issue Shares — Preferred and Common
     The Company is authorized to issue two classes of stock that are designated as common and preferred stock. On October 8, 2004, a Special Meeting of Stockholders was held requesting the approval of an Amendment to the Company’s Articles of Incorporation to increase the authorized shares of Common Stock from 20,000,000 shares to 150,000,000 shares. The amendment was approved at the Special Meeting of Stockholders. As of December 31, 2007, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.
Series E Preferred Stock
     In June 2002, the Company authorized the issuance and sale of 750,000 shares of Series E Preferred Stock, which has a par value of $0.001 per share at $10.00 per share. The Series E Preferred Stock bears a 12% per annum dividend payable quarterly and a participating dividend equal to 3% of the net profits from the oil and gas properties acquired with the proceeds of the offering, also payable quarterly. The proceeds from the offering, after deducting expenses, were used to drill three dry holes in September 2002, October 2002 and February 2003; therefore, no participating dividends will be payable to stockholders. Each share of the Series E Preferred Stock shall be converted automatically into five shares of common stock five years after the closing of the offering, or at such time as the Company’s registered common stock has traded at $12.50 per share average for a 30 day period, but in any event no earlier than three years after the final closing of the offering, which was December 31, 2002. As of December 31, 2007, the 23,300 shares of preferred stock were automatically converted into 116,500 shares of common stock as per the terms of the original offering.
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
     On February 22, 2005, the Board of Directors adopted the 2005 Plan, the purposes of which are to (i) attract and retain the best available personnel for positions of responsibility within the Company, (ii) provide additional incentives to employees of the Company, (iii) provide directors, consultants and advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continuance of service to the Company and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company’s business and increases in shareholder value, and (iv) generally to promote the success of the Company’s business and the interests of the Company and all of its stockholders, through the grant of options to purchase shares of the Company’s Common Stock and other incentives. Incentive benefits granted hereunder may be either Incentive Stock Options, Non-qualified Stock Options, stock awards, Restricted Shares, cash awards or other incentives determined by the board, as such terms are hereinafter defined. The types of options or other incentives granted shall be reflected in the terms of written agreements. Subject to adjustments upon changes in capitalization or merger, the maximum aggregate number of shares which may be optioned and sold or otherwise awarded under the 2005 Plan is seven million (7,000,000) common shares which includes options previously granted under the 2001 Plan. Any common shares available for grants and awards at the end of any calendar year shall be carried over and shall be available for grants and awards in the subsequent calendar year. The Board of Directors has all power to administer the 2005 Plan and is the body responsible for the Plan. Generally, awards of options under the 2005 plan vest immediately or on a graded basis over a 5 year term. The maximum contractual period of options granted is 10 years. The 2005 Plan will terminate on February 22, 2015. As of December 31, 2007, approximately 3,900,000 shares are available for grant. Issuance of common stock from the exercise of stock options will be made with new shares from authorized shares of the Company.
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
     On October 6, 2005, the Board of Directors granted stock options to purchase 1,700,000 shares to the officers of the Company with an exercise price of $2.25 per share and the option period to commence from date of grant and terminating five years from date of grant. These options vest 20% on May 1, 2006 and 20% on each anniversary thereafter. During 2006, the option to purchase 340,000 shares vested but none were exercised. Of the 1,700,000 options issued to the officers, 240,000 options expired and 1,360,000 options were forfeited in 2006. During 2007, the remaining 100,000 options expired.
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
     On April 25, 2005, 200,000 stock options were granted that vest as follows: a) after the first and second year of service, 25,000 options vest each year and b) after the third, fourth and fifth year of service, 50,000 options vest each year. During 2006, a total of 25,000 of these options vested and all 200,000 options were outstanding as of December 31, 2006. These options all expired or were forfeited during 2007
     On April 25, 2005, 20,000 stock options were granted that vest 50% after one year of service and 50% after two years of service. During 2006, 10,000 of these options vested and were exercised by the officer and the remaining 10,000 options were forfeited.
     On July 1, 2005, 10,000 stock options were granted that vest after one year of service. These options vested and expired during 2006.

     On January 1, 2006, the Board of Directors granted stock options to purchase 400,000 shares to an officer of the Company with an exercise price of $2.00 per share and the option period to commence from date of grant and terminating five years from date of grant. These options vest 20% on each anniversary thereafter. As of December 31, 2006 all 400,000 options remain outstanding. These options all expired in 2007.
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
     On December 1, 2006, the Company entered into an employment agreement with James G. Brown, Drilling and Production Manager, which provided the Company would grant him the number of shares of restricted Company common stock equal to $20,000 divided by the previous 30 day average price of a share of the Company’s common stock on each anniversary date of the agreement in 2007, 2008, and 2009. Mr. Brown’s services were terminated in 2007 and no shares were issued.
     On December 29, 2006, the Company entered into an employment agreement effective 1/1/2007 with D. Edwin Suhr, Jr., Senior Vice President of Land, which provided the Company would grant him the number of shares of restricted Company common stock equal to $30,000 divided by the previous 30 day average price of a share of the Company’s common stock on each anniversary date of the agreement in 2008, 2009, and 2010. Mr. Suhr’s services were terminated in 2007 and no shares were issued.
     At December 31, 2007, there were options, fully vested and expected to vest, to purchase 3,068,750 shares with a weighted average exercise price of $0.42, an intrinsic value of $0.00 and a weighted average contractual term of 3.694 years.
     At December 31, 2006, there were options, fully vested and expected to vest, to purchase 3,273,750 shares with a weighted average exercise price of $0.52, an intrinsic value of $1.648,813 and a weighted average contractual term of 3.739 years.
     At December 31, 2007, there were options, fully vested and currently exercisable, to purchase 3,068,750 shares with a weighted average exercisable price of $0.42, an intrinsic value of $0.00 and a weighted average contractual term of 3.694 years.
     At December 31, 2006, there were options, fully vested and currently exercisable, to purchase 3,193,750 shares with a weighted average exercisable price of $0.49, an intrinsic value of $1,648,813 and a weighted average contractual term of 3.732 years.
     At December 31, 2007 and 2006, there was $0 in unrecognized stock-based compensation costs related to non-vested stock options.
     For the year ended December 31, 2007 there was $0 stock based compensation expense. For the year ended December 31, 2006, the Company recorded stock-based compensation expense of $833,221, which is included in general and administrative costs.
     When calculating stock-based compensation expense the Company must estimate the percentage of non-vested stock options that will be forfeited due to normal employee turnover. Since its adoption of SFAS 123(R) on January 1, 2006, the Company initially used a forfeiture rate of 20% and increased its forfeiture rate to 50% during the third quarter 2006. This was due to the Company experiencing a number of resignations of senior management personnel, each of whom had been awarded options which, in many cases, had not vested and therefore will be forfeited. Due to the almost complete turnover of management personnel during 2006 and the announcement subsequent to year-end that the Company will terminate all remaining management employees in 2007, the Company expected that only 80,000 additional options would vest after December 31, 2006 and given the price of the options that will vest, the current price of the company stock, and the recent announcement regarding major restructuring of the Company, the Company has concluded that a forfeiture rate of 100% was necessary at December 31, 2006. The Company determined that it was appropriate to true-up option expense at December 31, 2006 for all options (rather than wait until the end of the vesting terms) as all employees who had been granted awards with vesting provisions have either terminated or have been notified of termination.
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
     The following table provides a summary of the stock option activity for all options for the year ended December 31, 2007.

	Number of Weighted Average	Options Exercise Price

Options at December 31, 2006	3,593,750	$0.52

Options expired	(525,000)	1.98

Options at December 31, 2007	3,068,750	$0.49

Options exercisable at December 31, 2007	3,068,750

     Had compensation cost for employee stock options been determined based on the fair value at the grant date consistent with SFAS No. 123(R) prior to its adoption on January 1, 2006, the Company’s net loss and loss per share for the twelve months ended December 31, 2007 and 2006 would have been as follows:

	December 31,	December 31,
	2007	2006
Net Loss, as reported	$(1,464,000)	$(3,891,163)
Add: Stock based compensation included in Net Loss	—	883,221
Deduct: Stock based compensation determined under fair value	—	(883,221)

Pro Forma Net Loss	$(1,464,000)	$(3,891,163)

Net Loss Attributable to Common Stockholders, as reported	$(1,492,000)	$(3,919,123)
Add: Stock based compensation included in Net Loss	—	833,221
Deduct: Stock based compensation determined under fair value	—	(833,221)

Pro Forma Net Loss	$(1,492,000)	$(3,919,123)

Basic and Diluted Income (Loss) per Common Share, as reported	$(.06)	$(0.16)

Basic and Diluted Income (Loss) per Common Share, Pro Forma	$(.06)	$(0.16)

     There were no stock option grants made during the year ended December 31, 2007. The following table provides assumptions on stock option grants made during the year ended December 31, 2006.

December 31, 2006
Risk free interest rate	3.98% to 4.35%
Expected option life	5 to 7.5 years
Expected dividend yield	0%
Expected volatility range	0.77 to 1.56
Expected volatility weighted average	1.28
Common Stock Warrants
     In 2006, there were 110,000 US Exempt Offering warrants issued and 315,000 Regulation S Offering warrants issued. None of the US Exempt Offering or Regulation S Offering warrants were exercised during 2007. These warrants expire June 30, 2008.
     In 2006, the Company issued 52,500 warrants under the Regulation S offering. Each warrant granted the holder the right to purchase one share of the Company’s common stock at a price of $2.00 at any time up to two years from the date of issuance of the warrant. None of the 2006 Regulation S Offering warrants were exercised during 2007. These warrants expire August 31, 2008.
     The following table discloses warrants issued and outstanding as of December 31, 2007. All warrants expire at the end of the exercisable period. These warrants have not been registered with the SEC and accordingly, are restricted from sale under Rule 144 or Regulation S.

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
12. SUBSEQUENT EVENTS:
     In February, 2008, the Company successfully sold its McAllen West Prospect and received proceeds of $358,000, plus retained a term royalty deed for 12% interest for a period seven years and as long as production continues from the property. If there is no production at the end of seven years or the production subsequently ceases from the property the term royalty deed interest shall terminate.

BAYOU CITY EXPLORATION, INC.
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)
Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities:

	December 31
	2007	2006
Acquisition of properties
Proved	$—	$—
Unproved	60,000	881,865
Exploration costs	253,000	435,792
Development costs	—	—

Total oil and gas acquisitions	$313,000	$1,317,657

Capitalized Costs of Oil and Gas Properties:

	December 31
	2007	2006
Proved oil and gas properties	$84,000	$840,339
Investment in partnerships	21,000	26,653
Unproved oil and gas properties	338,000	288,673

Total oil and gas properties	443,000	1,155,665
Less accumulated depreciation, depletion and amortization	(107,000)	(771,539)

Net oil and gas properties	$336,000	$384,126

Results of Operations from Oil and Gas Producing Activities:

	December 31
	2007	2006
Oil and gas sales	$36,000	$171,663
Oil and gas sales from partnerships	14,000	24,362
Production costs	(38,000)	(96,207)
Accretion Expense	—	(2,919)
Exploration, abandonment and dry hole expenses	(304,000)	(1,510,750)
Depreciation, depletion and amortization and valuation provision	(7,000)	(25,613)

Net operating loss from oil and gas activity before income taxes	(299,000)	(1,439,464)
Income tax effect	—	—

Results of operations from oil and gas producing activities (excluding corporate overhead and financing cost)	$(299,000)	$(1,439,464)

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

	Oil (Bbls)	Gas (Mcf)
Reserves, December 31, 2005	34,768	1,562,390
Revisions	(6,399)	(400,492)
Sale of minerals in place	—	(49,000
Discoveries and extensions	—	—
Production	(1,803)	(9,898)

Reserves, December 31, 2006	39,364	1,103,000
Revisions	(7,797)	(8,659)
Sale of minerals in place	(7,019)	—
Discoveries and extensions	—	—
Production	(262)	(5,341)

Reserves, December 31, 2007	24,286	1,089,000

Proved developed reserves
December 31, 2005	6,532	83,390

December 31, 2006	15,078	20,000

December 31, 2007	—	6,000

Standardized Measure of Discounted Future Net Cash Flows
     The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS No. 69:

	December 31
	2007	2006
Future cash inflows	$10,136,000	$9,289,000
Future development costs	(69,000)	(81,000)
Future production costs	(754,000)	(1,098,000)
Future income taxes	(3,166,000)	(2,757,000)

Future net cash flows	$6,147,000	$5,353,000
10% annual discount for estimated timing of cash flow	(2,403,000)	(2,204,000)

Standardized measure of discounted future net cash flows	$3,744,000	$3,149,000

	December 31
	2007	2006
Changes in standardized measure of discounted future net cash flows:
Standardized measure of discounted future net cash flows (beginning)	$3,149,000	$7,763,371
Sales of oil and gas, net of production costs	(12,407)	(83,091)
Net changes in prices, net of production cost	941,894	(1,236,696)
Revisions of previous quantity estimates	(130,366)	(2,487,679)
Change in future income taxes	(199,000)	(745,371)
Accretion of discount	—	82,685
Discoveries and extensions, net of production and development costs	—	—
Sales of reserves in place	(17,121)	(251,851)
Changes in future development costs	12,000	189,792
Development costs incurred during the period that reduced future development costs	—	—
Changes in production rates and other	—	(82,160)

Standardized measure of discounted future net cash flows (ending)	$3,744,000	$3,149,000

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