Form 10QSB
period 2008-03-31
BAYOU CITY EXPLORATION, INC.
filed 2008-05-20
CIK 1050957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 26,653,633 shares of common stock as of April 30, 2008 and 0 shares of Series E Preferred Stock as of April 30, 2008.
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes ☐     No ☑

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$194,302	$21,714
Accounts receivable:
Trade and other (net of reserve — $241,363 as of March 31, 2008 and December 31, 2007)	11,129	13,457

TOTAL CURRENT ASSETS	205,431	35,171

PROPERTY AND EQUIPMENT, NET	181,882	494,718
OTHER NONCURRENT ASSETS	7,024	7,024

TOTAL ASSETS	$394,337	$536,913

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$420,662	$519,051
Accounts payable-related parties	266,357	281,965
AFE advances from JIB owners	51,186	51,186
Current portion of long term debt — related parties	571,732	552,138

TOTAL CURRENT LIABILITIES	1,309,937	1,404,340

LONG TERM LIABILITY-P&A COSTS	43,806	43,806
LONG TERM DEBT	—	—

TOTAL LIABILITIES	1,353,743	1,448,146

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common Stock, $0.005 par value; 150,000,000 shares authorized; 26,653,633 shares issued and outstanding at March 31, 2008 and 26,653,633 shares issued and outstanding at December 31, 2007	133,268	133,268
Additional paid-in capital	13,276,765	13,276,765
Accumulated deficit	(14,369,439)	(14,321,266)

TOTAL STOCKHOLDER’S DEFICIT	(959,406)	(911,233)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$394,337	$536,913

The accompanying notes are an integral part
of these financial statements.

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
OPERATING REVENUES:
Oil and gas sales	$5,094	$4,110

TOTAL OPERATING REVENUES	5,094	4,110

OPERATING COSTS AND EXPENSES:
Lease operating expenses	5,844	18,549
Impairment, abandonment, and dry hole costs	—	11,598
Exploration costs	13,440	29,366
Depreciation, depletion and amortization	16,706	15,771
Advertising and marketing costs	—	6,988
General and administrative costs	67,164	400,482

TOTAL OPERATING COSTS	103,154	482,754

OPERATING LOSS	(98,060)	(478,644)

OTHER INCOME (EXPENSE):
Interest Expense	(7,863)	(3,522)
Gain on sale of asset	57,750	—

NET LOSS BEFORE INCOME TAX	(48,173)	(482,166)

Income Tax Provision	—	—

NET LOSS	(48,173)	(482,166)

SERIES E PREFERRED STOCK CASH DIVIDENDS	—	(6,990)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(48,173)	$(489,156)

NET LOSS PER COMMON SHARE	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding — Basic and Diluted	26,653,633	26,281,133

The accompanying notes are an integral part
of these financial statements.

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(48,173)	$(482,166)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion and amortization	16,706	15,771
Impairment, abandonment, and dry hole costs	—	11,598
Gain on Sale of Asset	(57,750)
Change in operating assets and liabilities:
Accounts receivable-trade	2,328	380,611
Accounts receivable-related party	—	(5,701)
Prepaid expense and other assets	—	21,469
AFE advances-JIB owners	—	(308,697)
Accounts payable-related party	(15,608)	47,092
Accounts payable and accrued liabilities	(98,389)	(535,862)
Long Term Liability — P&A Costs	—	(6,630)

NET CASH USED IN OPERATING ACTIVITIES	(200,886)	(862,515)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of furniture and computer equipment	—	(11,254)
Purchase of oil and gas properties	(3,977)	(106,577)
Proceeds from sale of oil and gas leasehold	357,857	—

NET CASH USED IN INVESTING ACTIVITIES	353,880	(117,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(3,701)	(21,356)
Proceeds from BR Group line of credit	23,295	—
Dividends paid	—	(6,990)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	19,594	(28,346)

NET DECREASE IN CASH	172,588	(1,008,692)
CASH AT BEGINNING OF PERIOD	21,714	1,178,946

CASH AT END OF PERIOD	$194,302	$170,254

The accompanying notes are an integral part
of these financial statements.

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
INTERIM REPORTING
The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-KSB of the Registrant for its fiscal year ended December 31, 2007 and subsequent filings with the Securities and Exchange Commission.
The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.
2. GOING CONCERN
The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2007 included an explanatory paragraph that stated that we have experienced recurring losses from operations and that our limited capital resources raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2007 and 2006 the Company’s statement of operations reflects a net loss from continued operations of $1,463,855 and $3,891,163, respectively. For the three months ended March 31, 2008 and 2007 the Company’s statement of operations reflects a net loss from continued operations of $48,173 and $482,166, respectively.
The Company’s ability to meet future cash and liquidity requirements is dependent on a variety of factors, including its ability to raise more capital, successfully negotiate extended payment terms with its creditors and implement its plans of restructuring for the Company. The presence of the going concern note may have an adverse impact on the Company’s relationship with third parties such as potential investors. If the Company is unable to continue as a going concern it would have to liquidate its remaining assets, if any.
3. SALE OF PROSPECT:
In February, 2008, the Company was successful in selling its McAllen West Prospect and received $358,000. The Company had costs of $300,000 associated with this prospect previously included in property and equipment on the Company’s balance sheet resulting in a $58,000 gain on sale of assets recognized on the Company’s statement of operations for the three months ended March 31, 2008.
The fee mineral acres of the McAllen West Prospect secured the line of credit from BR Group. The sales proceeds from the secured property have not been paid to BR Group. BR Group has not yet demanded the proceeds from the sale to be paid on the secured indebtedness but instead has allowed the sales proceeds to remain in Bayou to be used for operating capital. The Company is under negotiations to extend the terms of its line of credit and allow the Company to continue to retain a portion of the funds from the sale of this secured property for operating capital until additional sources of capital are obtained. No agreement has yet been finalized with BR Group.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
GENERAL OPERATIONS
Bayou City Exploration, Inc., (the “Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated (“Gem Source”), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In September 2005, the Company changed its name to Bayou City Exploration, Inc.
On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101 in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. Prior to this date the Company’s headquarters had been located at 10777 Westheimer, Suite 170, Houston, Texas 77042. All full time employees of the Company were terminated as of April 30, 2007 and only the exploration contract personnel remained in the Houston, Texas office. The move of the corporate headquarters to Kentucky was completed in May, 2007. Since relocating the Company’s headquarters to Bowling Green, Kentucky the Company maintained only the exploration contract staff in the Houston office for the continued development and sale of the Company’s prospects. Effective March 1, 2008, the Company terminated the exploration contract staff in the Houston office until a new direction of the Company is established and additional operating capital is secured. Since April 3, 2007 Robert D. Burr has been the sole officer of the Company and has served as President and Chief Executive Officer of the Company without compensation.
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
Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firms’ report on our financial statements as of and for the year ended December 31, 2007 includes an explanatory paragraph that states the Company has experienced recurring losses from operations and its limited capital resources raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company plans to pursue other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of March 31, 2008 it intends to sell to third parties and/or Blue Ridge Group, Inc. (“BR Group”) to generate cash flow sufficient to cover its ongoing operations.

In February, 2008, the Company was successful in selling its McAllen West Prospect and received $358,000. The fee mineral acres of the McAllen West Prospect secured the line of Credit from BR Group. The Company is under negotiations to extend the terms of its line of credit and allow the Company to continue to retain a portion of the funds from the sale of this secured property for operating capital until additional sources of capital are obtained. No agreement has yet been finalized with BR Group.
At the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. Only one independent geological staff contract person remains active in the Houston office and will be compensated only at the time prospects generated are sold.
In prior years the Company has financed much of its operations through the sale of securities. For the three months ended March 31, 2008 and 2007 the Company sold no shares of common stock and no warrants or options were exercised.
At March 31, 2008, the Company had total assets of $394,000, total liabilities of $1,353,000 and a stockholders’ equity deficit of $959,000. The Company had a net loss of $48,000 during the three months ended March 31, 2008 and net loss of $482,000 for the same period in 2007. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.00 per share during the three months ended March 31, 2008 as compared to $0.02 during the same period in 2007. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.
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
DESCRIPTION OF PROPERTIES
During the three months ended March 31, 2008 there was no change in the number of producing wells and no new wells were drilled by the Company. During 2007, the Company did not participate in the drilling of any new wells and several of its existing wells were plugged and abandoned.
The working interest owned by the Company, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these other ownerships materially detract from the value of the properties or materially interfere with their use.
The following are the primary properties held by the Company as of March 31, 2008:
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
Key Undeveloped Properties:
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
The Company had a net loss of $48,000 during the first quarter of 2008 compared to net loss of $482,000 for the same period in 2007. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.00 per share during the first quarter of 2008 and $0.02 per share during the first quarter of 2007. The decrease in net loss is a result of the decision by management to move the headquarters to Bowling Green Kentucky and the reduction of the number of employees effective May 1, 2007.
OPERATING REVENUES
Operating revenues from oil and gas sales were $5,000 during the three months ended March 31, 2008 as compared to $4,000 during the three months ended March 31, 2007.
In February, 2008, the Company was successful in selling its McAllen West Prospect and received $358,000. The Company had costs of $300,000 associated with this prospect previously included in property and equipment on the Company’s balance sheet resulting in a $58,000 gain on sale of assets recognized on the Company’s statement of operations for the three months ended March 31, 2008.
DIRECT OPERATING COSTS
Direct operating costs were $6,000 for the three months ended March 31, 2008 as compared to $19,000 during the three months ended March 31, 2007. The decrease is a result of the reduction in the number of operating wells in the first quarter 2008 as compared to 2007.
EXPLORATION COSTS
Exploration costs during the first quarter of 2008 were $13,000 as compared to $29,000 in the first quarter of 2007. At the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. Only one independent geological staff contract person remains active in the Houston office and will be compensated only at the time prospects generated are sold.
OTHER OPERATING EXPENSES
Advertising and marketing expense were $0 for the first quarter of 2008 as compared to $7,000 in the first quarter of 2007. The Company suspended advertising and marketing costs to conserve cash flow for its ongoing operations. General and administrative expenses decreased to $67,000 for the first quarter 2008 as compared to $400,000 for the first quarter of 2007. The decrease is a result of the decision by management to move the headquarters to Bowling Green Kentucky and the reduction of the number of employees effective May 1, 2007.

INCOME TAX PROVISION
Consistent with the prior period, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.
CAPITAL RESOURCES AND FINANCIAL CONDITION
The Company’s current ratio (current assets / current liabilities) was .2 to 1 as of March 31, 2008 compared to .4 to 1 as of December 31, 2007. This reduction is a result of the lack of revenues and the lack of proceeds from the sale of securities that have financed the Company’s operations in prior periods.
The Company’s primary source of cash during the first quarter of 2008 was from $358,000 in sales proceeds of is McAllen West Prospect in February, 2008 along with $5,000 in oil and gas sales. The fee mineral acres of the McAllen West Prospect secured the line of Credit from BR Group. The Company is under negotiations to extend the terms of its line of credit and allow the Company to continue to retain a portion of the funds from the sale of this secured property for operating capital until additional sources of capital are obtained. No agreement has yet been finalized with BR Group.
The Company’s sources of cash during the first quarter of 2007 were only from the sale of oil and gas revenues of $4,000 and a $35,000 short term cash advance from a related party.
Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firms’ report on our financial statements as of and for the year ended December 31, 2007 includes an explanatory paragraph that states the Company has experienced recurring losses from operations and its limited capital resources raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

The Company maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There was no change in our internal control over financial reporting that occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no current legal proceedings against the Company. However, negotiations are in process to resolve liabilities to certain vendors. If not resolved, a legal action may be filed against the Company for the collection of these debts.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The Company is currently in default regarding the payment of its long term debt to BR Group. The note provides for monthly payments of $7,056. The Company has failed to make the monthly payments due for the months of February, 2007 to April, 2008, totaling approximately $106,000.
The Company is currently in default regarding the payment of its line of credit from BR Group. The Company sold its McAllen West Prospect in February, 2008. The fee mineral acres of the McAllen West Prospect secured the line of credit from BR Group. The sales proceeds from the secured property have not been paid to BR Group. The Company is under negotiations to extend the terms of its line of credit and allow the Company to continue to retain a portion of the funds from the sale of this secured property for operating capital until additional sources of capital are obtained. No agreement has yet been finalized with BR Group.
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

BAYOU CITY EXPLORATION, INC.
Date: May 20, 2008	By	/s/ Robert D. Burr
Chief Executive Officer and
President and Acting Chief Financial Officer