Form 10-Q
period 2008-06-30
BAYOU CITY EXPLORATION, INC.
filed 2008-08-19
CIK 1050957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
Not Applicable
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Shares outstanding for each class of stock as of the latest practicable date

Title or Class	Share Outstanding on July 31, 2008

Common Stock, $0.005 par value	26,653,633
Preferred Stock, $0.001 par value	0
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes ☐ No ☑

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

FINANCIAL STATEMENTS OF REGISTRANT
BALANCE SHEETS AS OF JUNE 30, 2008 AND DECEMBER 31, 2007	3
STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007	4
STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007	5
NOTES TO FINANCIAL STATEMENTS	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS	7

ITEM 3. CONTROLS AND PROCEDURES	11

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	12

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

ITEM 5. OTHER INFORMATION	12

ITEM 6. EXHIBITS	12

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$73,668	$21,714
Accounts Receivable:
Trade and other (net of reserves — $241,363 as of June 30, 2008 and December 31, 2007)	29,916	13,457

TOTAL CURRENT ASSETS	103,584	35,171

PROPERTY, PLANT, AND EQUIPMENT, NET	36,483	494,718

OTHER NONCURRENT ASSETS	7,024	7,024

TOTAL ASSETS	$147,091	$536,913

LIABILITIES & STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$395,645	$519,051
Accounts payable — related party	227,511	281,965
AFE advances from JIB owners	51,186	51,186
Current portion of long-term debt — related parties	563,190	539,895
Current portion of long-term debt — other	5,733	12,243

TOTAL CURRENT LIABILITIES	1,243,265	1,404,340

LONG TERM LIABILITY — P&A COSTS	43,806	43,806

LONG TERM DEBT	—	—

TOTAL LIABILITIES	1,287,071	1,448,146

COMMITMENTS AND CONTINGENCIES:	—	—

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Common Stock, $0.005 par value; 150,000,000 shares authorized; 26,653,633 shares issued and outstanding at June 30, 2008 and December 31, 2007	133,268	133,268
Additional paid in capital	13,276,765	13,276,765
Accumulated deficit	(14,550,013)	(14,321,266)

TOTAL STOCKHOLDERS’ DEFICIT	(1,139,980)	(911,233)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$147,091	$536,913

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Oil and gas sales	$29,066	$15,398	$34,160	$19,508

TOTAL OPERATING REVENUES	29,066	15,398	34,160	19,508

OPERATING COSTS AND EXPENSES:
Lease operating expenses	(3,989)	3,483	1,855	22,032
Impairment, abandonment and dry hole costs	—	—	—	11,598
Exploration costs	1,459	102,543	14,899	131,909
Depreciation, depletion and amortization	14,441	25,763	31,147	41,534
Marketing costs	—	—	—	6,988
General and administrative costs	120,875	224,293	188,039	624,775

TOTAL OPERATING COSTS	132,786	356,082	235,940	838,836

OPERATING LOSS	(103,720)	(340,684)	(201,780)	(819,328)

OTHER INCOME (EXPENSE):
Interest expense	(10,993)	(3,124)	(18,856)	(6,646)
Gain (loss) on sale of assets	(79,879)	—	(22,129)	—
Forgiveness of debt	14,018		14,018

NET LOSS BEFORE INCOME TAX	(180,574)	(343,808)	(228,747)	(825,974)

Income Tax Provision	—	—	—	—

NET LOSS	(180,574)	(343,808)	(228,747)	(825,974)

Series E Preferred Stock Cash Dividends	—	(6,990)	—	(13,980)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(180,574)	$(350,798)	$(228,747)	$(839,954)

NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding -Basic and Diluted	26,653,633	26,281,133	26,653,633	26,281,133

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss	$(228,747)	$(825,974)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion, and amortization	31,147	41,534
Impairment, abandonment, and dry hole costs	—	11,598
Loss on sale of assets	22,129	—
Change in operating assets and liabilities:
Accounts Receivable — trade	(16,459)	422,490
Accounts receivable — related party	—	17,276
Prepaid expense and other assets	—	46,593
AFE advances — JIB owners	—	(323,319)
Accounts payable — related party	(54,454)	119,455
Accounts payable and accrued liabilities	(123,406)	(578,534)
Long term liability — P&A costs	—	(6,630)

NET CASH USED IN OPERATING ACTIVITIES	(369,790)	(1,075,511)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of furniture and computer equipment	(3,977)	(10,821)
Purchase of oil and gas properties	—	(62,333)
Proceeds from sale of assets	408,936	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	404,959	(73,154)

CASH FLOWS FROM FINANCIANG ACTIVITIES:

Payments on long term debt	(6,510)	(11,505)
Increase in long term debt — related parties	23,295	—
Dividends paid	—	(13,980)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	16,785	(25,485)

NET INCREASE (DECREASE) IN CASH	51,954	(1,174,150)

CASH AT BEGINNING OF PERIOD	21,714	1,178,946

CASH AT END OF PERIOD	$73,668	$4,796

The accompanying notes are an integral part
of these financial statements

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
2. GOING CONCERN
The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2007 included an explanatory paragraph that stated that we have experienced recurring losses from operations and that our limited capital resources raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2007 and 2006 the Company’s statement of operations reflects a net loss from continued operations of $1,464,000 and $3,891,000, respectively. For the six months ended June 30, 2008 and 2007 the Company’s statement of operations reflects a net loss from continued operations of $229,000 and $826,000, respectively.
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
3. SALE OF PROPERTY:
In February, 2008, the Company was successful in selling its McAllen West Prospect and received $358,000. The Company had costs of $300,000 associated with this prospect previously included in property and equipment on the Company’s balance sheet resulting in a $58,000 gain on sale of assets recognized in the Company’s statement of operations for the six months ended June 30, 2008.
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
In May of 2008 the Company booked the conveyance of certain computer equipment to its consulting contract geophysicist, Bart Birdsall, in full and complete settlement for termination of his original consulting agreement. The equipment was valued at $1,000 and had a net book value of $8,000 resulting in a loss on sale recognized by the company of $7,000. The valuation of $1,000 was charged to exploration costs on the Company’s statement of operations for the three months ended June 30, 2008. On June 30, 2008, the Company sold its remaining furniture, computers, and equipment located in its Houston office space to Gulf Coast Drilling Company (“Gulf Coast”), an affiliate of BR Group for $50,000 in a non-cash transaction. The net book value of the equipment sold to Gulf Coast was $123,000 resulting in a loss on sale of $73,000. This agreed sales price was applied to the Company’s liability to Gulf Coast for the excess of drilling advances received for the King Unit #1 well in 2006 over the actual amount of Gulf Coast’s participation for the costs attributable to the King Unit #1 well. The total loss of $80,000 from these two transactions on the sale or disposition of furniture and equipment was recognized as a loss on sale of assets in the Company’s statement of operations for the three months ended June 30, 2008.

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
The Company’s corporate headquarters are located at 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101. Since April 3, 2007 Robert D. Burr has been the sole officer of the Company and has served as President and Chief Executive Officer of the Company without compensation.
The Company seeks to sell a portion of the interest in each prospect it generates to an operator that will be responsible for the drilling and operating of the oil and gas properties. Currently, all the Company’s ownership in oil and gas wells is through non-operated working interests.
The Company’s financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firms’ report on our financial statements as of and for the year ended December 31, 2007 includes an explanatory paragraph that states the Company has experienced recurring losses from operations and its limited capital resources raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company plans to pursue other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of June 30, 2008 it intends to sell to third parties and/or Blue Ridge Group, Inc. (“BR Group”) to generate cash flow sufficient to cover its ongoing operations.
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
The Company’s office lease in Houston Texas expired June 30, 2008 which completed the Company’s move from the Houston office space to the new corporate headquarters in Bowling Green, Kentucky. In May of 2008 the Company booked the conveyance of certain computer equipment to its consulting contract geophysicist, Bart Birdsall, in full and complete settlement for termination of his original consulting agreement. The equipment was valued at $1,000 and had a net book value of $8,000 resulting in a loss on sale recognized by the company of $7,000. The valuation of $1,000 was charged to exploration costs on the Company’s statement of operations for the three months ended June 30, 2008. On June 30, 2008, the Company sold its remaining furniture, computers, and equipment located in its Houston office space to Gulf Coast Drilling Company (“Gulf Coast”), an affiliate of BR Group for $50,000 in a non-cash transaction. The net book value of the equipment sold to Gulf Coast was $123,000 resulting in a loss on sale of $73,000. This agreed sales price was applied to the Company’s liability to Gulf Coast for the excess of drilling advances received for the King Unit #1 well in 2006 over the actual amount of Gulf Coast’s participation for the costs attributable to the King Unit #1 well. The total loss of $80,000 from these two transactions on the sale or disposition of furniture and equipment was recognized as a loss on sale of assets in the Company’s statement of operations for the three months ended June 30, 2008.
During the second quarter, the Company was successful in reaching settlement or payout arrangements with some of its vendors. Negotiations are still in progress with several other vendors in an attempt to reach terms of settlement or a payout plan regarding the Company’s current accounts payable.
In prior years the Company has financed much of its operations through the sale of securities. For the six months ended June 30, 2008 and 2007 the Company sold no shares of common stock and no warrants or options were exercised.

As of June 30, 2008, the Company had total assets of $147,000, total liabilities of $1,287,000 and a stockholders’ equity deficit of $1,140,000. The Company had a net loss of $229,000 for the six months ended June 30, 2008 and net loss of $826,000 for the same period in 2007. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.01 per share during the six months ended June 30, 2008 as compared to $0.03 during the same period in 2007. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.
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
DESCRIPTION OF PROPERTIES
During the six months ended June 30, 2008 there was no change in the number of producing wells and no new wells were drilled by the Company. During 2007, the Company did not participate in the drilling of any new wells and several of its existing wells were plugged and abandoned.
The working interest owned by the Company, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these other ownerships materially detract from the value of the properties or materially interfere with their use.
The following are the primary properties held by the Company as of June 30, 2008:
Key Developed Properties:
Pedigo #1 well drilled on the Pepperbush Prospect: The Company owns a 17.0% working interest, with a 12.8947144% net revenue interest in 1 well located in Polk County, Texas which began producing in the second quarter of 2003. The well produces approximately 130 Mcf per day when in production but has experienced periods of time when the well has been shut in for maintenance and repairs for several months.
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
Key Undeveloped Properties:
South Texas El Sauz Project: The Company has entered into a pilot project with Deeside Energy LLC to evaluate three 3D seismic shoots in South Texas. The initial results of the pilot program look promising. A total of 400 square miles have been reviewed and as of June 30, 2008, the Company has identified six possible different prospects on the Project. The Company is seeking an industry partner for participation whereby the Company would retain a carried working interest and a prospect fee.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
The Company had a net loss of $181,000 for the three months ended June 30, 2008 compared to a net loss of $344,000 for the same period in 2007. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.01 per share during the second quarter of 2008 compared to $0.01 per share during the second quarter of 2007. The decrease in net loss is a result of the decision by management to reduce of the number of employees effective May 1, 2007, move the corporate headquarters to Bowling Green Kentucky, and to significantly reduce its exploration and general and administrative costs.
OPERATING REVENUES
Operating revenues from oil and gas sales were $29,000 during the three months ended June 30, 2008 as compared to $15,000 during the three months ended June 30, 2007 due to higher prices for natural gas and consistent production from the Company’s interest in the Pedigo #1 well.

DIRECT OPERATING COSTS
Direct operating costs are reflected as lease operating expenses on the company’s statement of operations and were ($4,000) for the three months ended June 30, 2008 as compared to $3,000 during the three months ended June 30, 2007. The decrease is a result of the reduction in the number of operating wells in the first quarter 2008 as compared to 2007 plus the effect of the an accrual of lease operating expenses at March 31, 2008 which later was determined to be more than the actual costs resulting in the negative lease operating expense amount for the second quarter, 2008.
EXPLORATION COSTS
Exploration costs during the second quarter of 2008 were $1,000 as compared to $103,000 in the second quarter of 2007. At the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. The Company continued a consulting agreement arrangement with one of the independent geological staff contract persons which allowed the consultant to use its Houston office space as long as it was available. Thereafter the consultant is responsible for providing his work space at his own expense. The Houston office lease expired and was vacated by the Company as of June 30, 2008. The Company continues to furnish geophysical data under its Eco Geophysical license to the independent contract geologist for the development of prospects, however the contract geologist will be paid a prospect fee only for each prospect accepted by the Company.
OTHER OPERATING EXPENSES
The Company’s general and administrative expenses decreased to $121,000 for the second quarter 2008 as compared to $224,000 for the second quarter of 2007. The decrease is a result of the decision by management to move the headquarters to Bowling Green Kentucky and the reduction of the number of employees effective May 1, 2007.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
The Company had a net loss of $229,000 during the six months ended June 30, 2008 compared to net loss of $826,000 for the same period in 2007. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.01 per share for the six months ended June 30, 2008 compared to $0.03 per share for the six months ended June 30, 2007.
There was a small increase in oil and gas sales for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to the increased price of oil and natural gas. However the most significant change for the six moths ended June 30, 2008 compared to the six months ended June 30, 2007 was the significant decrease in general and administrative costs and exploration costs. This decrease is primarily due to the Company’s decision to terminate all employees in its Houston office in April, 2007, move its corporate office to Bowling Green Kentucky effective May 1, 2007, and the decision in February, 2008 to make further decreases in its exploration costs.
OPERATING REVENUES
Operating revenues totaled only $34,000 during the six months ended June 30, 2008 as compared to $20,000 during the six months ended June 30, 2007. This is primarily due to the increased price of oil and natural gas.
In February, 2008, the Company was successful in selling its McAllen West Prospect and received $358,000. The Company had costs of $300,000 associated with this prospect previously included in property and equipment on the Company’s balance sheet resulting in a $58,000 gain on sale of assets recognized in the Company’s statement of operations for the six months ended June 30, 2008.
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

DIRECT OPERATING COSTS
Direct operating costs totaled $2,000 during the six months ended June 30, 2008, as compared to $22,000 during the same period in 2007. In 2008 the Company has only one remaining gas well producing and the lease operating costs of producing the gas well have been minimal for the six months ended June 30, 2008. The 2007 amount included lease operating expenses related to other oil and gas wells that have since been plugged.
EXPLORATION COSTS
Exploration costs during the six months ended June 30, 2008 were $15,000 compared to $132,000 for the same period in 2007. During 2007, the Company maintained its geological staff in its Houston office but reduced all other exploration expenses as much as possible because of limited cash flow in the first six months of 2007. At the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. The Company continued a consulting agreement arrangement with one of the independent geological staff contract persons which allowed the consultant to use its Houston office space as long as it was available. Thereafter the consultant is responsible for providing his work space at his own expense. The Houston office lease expired and was vacated by the Company as of June 30, 2008. The Company continues to furnish geophysical data under its Eco Geophysical license to the independent contract geologist for the development of prospects, however the contract geologist will be paid a prospect fee only for each prospect accepted by the Company.
OTHER OPERATING EXPENSES
Advertising and marketing expense for the six months ended June 30, 2008 was $0 as compared to $7,000 in the six months ended June 30, 2007. The Company eliminated its advertising and marketing budget in the second quarter of 2007 to conserve cash flow for its ongoing operations. General and administrative expenses decreased to $188,000 for the six months ended June 30, 2008 as compared to $625,000 for the six months ended June 30, 2007. The decrease is mainly a result of the Company’s decision to terminate all employees of its Houston office in April, 2007 and move its corporate headquarters to Bowling Green, KY, effective May 1, 2007.
INCOME TAX PROVISION
Consistent with the prior period, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.
CAPITAL RESOURCES AND FINANCIAL CONDITION
The Company’s current ratio (current assets / current liabilities) was .08 to 1 as of June 30, 2008 compared to .03 to 1 as of December 31, 2007. This slight increase is mainly the result of the proceeds from sale of the McAllen West Prospect in February, 2008 being used to reduce accounts payable and other liabilities.
The Company’s primary source of cash during the first six months of 2008 was from $358,000 in sales proceeds of is McAllen West Prospect in February, 2008 along with $34,000 in oil and gas sales. The fee mineral acres of the McAllen West Prospect secured the line of Credit from BR Group. The Company is under negotiations to extend the terms of its line of credit and allow the Company to continue to retain a portion of the funds from the sale of this secured property for operating capital until additional sources of capital are obtained. No agreement has yet been finalized with BR Group.
The Company’s sources of cash during the first six months of 2007 were only from the sale of oil and gas revenues of $20,000 and loans from BR Group, a related party. As of June 30, 2007 the Company had trade payables due BR Group of $119,000.
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
CONTROLS AND PROCEDURES
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based upon our assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007. The annual report of Form 10-KSB did not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in their annual report.
There have been no changes in our internal control over financial reporting identified in connection with management’s evaluation during the six month’s ended 6/30/2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no current legal proceedings against the Company. However, negotiations are in process to resolve liabilities to certain vendors. If not resolved, various legal actions may be filed against the Company for the collection of these debts.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The Company is currently in default regarding the payment of its long term debt to BR Group. The note provides for monthly payments of $7,056. The Company has failed to make the monthly payments due under terms of the note since February, 2007. The total balance of the note, being $124,000, is now due under terms of the note.
The Company is currently in default regarding the payment of its line of credit from BR Group in the amount of $340,000. The Company sold its McAllen West Prospect in February, 2008 for $358,000. The fee mineral acres of the McAllen West Prospect secured the line of credit from BR Group. The sales proceeds from the secured property have not been used to pay the BR Group line of credit as per the terms of its note. The Company is under negotiations to extend the terms of its line of credit and allow the Company to continue to retain a portion of the funds from the sale of this secured property for operating capital until additional sources of capital are obtained. No agreement has yet been finalized with BR Group.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
Exhibit 10.1 Consulting Agreement with Bart Birdsall, dated February 1, 2008
Exhibit 10.2 Termination of Consulting Agreement with Bart Birdsall dated February 26, 2008
Exhibit 31.1 Chief Executive Officer’s 302 Certification
Exhibit 31.2 Chief Financial Officer’s 302 Certification
Exhibit 32.1 Chief Executive Officer’s 906 Certification
Exhibit 32.2 Chief Financial Officer’s 906 Certification
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYOU CITY EXPLORATION, INC.
Date: August 19, 2008	By	/s/ Robert D. Burr
Chief Executive Officer and
President and Acting Chief Financial Officer