Form 10KSB/A
period 2007-12-31
BAYOU CITY EXPLORATION, INC.
filed 2008-10-31
CIK 1050957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB/A
Amendment No. 1
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
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORM 10-KSB/A
Amendment No. 1

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
Evaluation of Disclosure Controls and Procedures
Item 307 of Regulation S-K requires the Company’s principal executive and principal financial officers, or persons performing similar functions to disclose their conclusions regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Act”)) as of the end of the period covered by the report. In July, 2008, the Company received an SEC comment letter indicating that it did not appear the management of the Company had performed its assessment of internal control over financial reporting as of December 31, 2007. Under section 404 of the Sarbanes-Oxley Act, the Company was required to include in its Form 10-KSB filing as of December 31, 2007 a report by management of its assessment of the Company’s internal control over financial reporting. This assessment was not complete as of December 31, 2007 and the required disclosures were not included in the original filing.
Our Chief Executive Officer (CEO) and Acting Chief Financial Officer (ACFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based upon the failure of the Company to include the required report by management of its assessment of the Company’s internal control over financial reporting in its Form 10-KSB for the year ended December 31, 2007, the CEO and ACFO concluded that the disclosure controls and procedures were not effective as of December 31, 2007.
Management’s annual report on internal control over financial reporting has now been completed and is included in this filing of Form 10-KSB/A Amendment No.1. See the report by management included below as a part of this Controls and Procedures section of this amended filing.
The management of the Company believes all other material matters were properly disclosed in its original filing of Form 10-KSB for the year ended December 31, 2007 other than the disclosures now being amended under section 8A — Controls and Procedures and the modification of disclosure to include all required information by items 9, 10, 11, 12, and 14 of Part III.
Changes in Internal Controls over Financial Reporting
The Company maintains a system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. There was no change in our internal control over financial reporting, that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Under section 404 of the Sarbanes-Oxley Act the Company was required to include in its Form 10-KSB filing as of December 31, 2007 a report by management of its assessment of the Company’s internal control over financial reporting. This assessment was not complete as of December 31, 2007 and the required disclosures were not included in the original filing. The assessment as required has now been completed by management.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Our management has now assessed the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Our management has concluded that our internal control over financial reporting as of December 31, 2007 was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with general accepted accounting principles.
This amended annual report on Form 10-KSB/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in their annual report.
Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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
PART III

9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
The directors of the Company as of July 31, 2008 are as follows:

Director	Age	Company Position or Office	Director Since

Robert D. Burr	62	Chairman, President and CEO	1996

Harry J. Peters	64	Director	2000

Gregory B. Shea	45	Director	1999
ROBERT D. BURR, age 62, Bowling Green, Kentucky, was named interim president and Chief Executive Officer in April, 2007, and has been Chairman of the Board of the Company since May 1996. He served as President and Chief Executive Officer from May 1996 until March 1, 2000. Mr. Burr has also been the Chairman of the Board, President and Chief Executive Officer of Blue Ridge Group, Inc. (“BR Group”) since August 1993. Mr. Burr is a native of Port Arthur, Texas and attended McNeese State College, Lake Charles, Louisiana. He has been active for over 25 years in the oil and gas business with a myriad of companies.
HARRY J. PETERS, age 64, Bowling Green, Kentucky, served as Senior Vice President and Chief Operating Officer (COO) from May 2003 through September 2005. He was Senior Vice President-Acquisitions from August 2000 to April 2003. Mr. Peters served the Company as Senior Vice President-Sales and Marketing from April 2000 to July 2000 and has served as a Director since April 2000. A native of New York, he has over 30 years of experience in sales and marketing, both domestic and international. Over the years, he has developed close working relationships with investment bankers, institutional investors and securities dealers while directing market financing of reserve purchases, and raising drilling risk capital and venture capital for wells in Texas, Kentucky, Oklahoma, Louisiana, Colorado, West Virginia and Utah. Mr. Peters has been a director and Senior Vice President-Sales and Marketing of BR Group since April of 1999. He is a graduate of St. Michaels College in Sante Fe, New Mexico.
GREGORY B. SHEA, age 45, Bowling Green, Kentucky, has been a Director since 1999. From 1999 through June 2005, Mr. Shea served as Senior Vice President-Operations of the Company and from May 2002 through June 2005 he also served as Secretary-Treasurer. Mr. Shea has previously managed BR Group’s and Bayou City Exploration, Inc.’s Kentucky drilling and field operations, drilling over 350 wells from 1997 to 2002. During that time, Mr. Shea was also President of Blue Ridge Builders, Inc., a residential and commercial construction company in Bowling Green, Kentucky and a majority-owned subsidiary of BR Group since November 1994. Blue Ridge Builders, Inc. is responsible for the construction of over 70 properties in Kentucky and Tennessee. He was elected a Director of BR Group in February 1995. Between 1981 and 1986, he attended North Texas State University. Mr. Shea is also the son-in-law of Mr. Burr.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by them.
     The Company believes that during the 2007 fiscal year, its officers, directors and 10% shareholders complied with the Section 16(a) filing requirements in a timely fashion.
REPORT OF THE AUDIT COMMITTEE
     As of the date of this filing, the Company has not appointed members to an audit committee and an audit committee does not exist. Therefore, the role of an audit committee has been conducted by the Board of Directors of the Company.
     The Company intends to establish an audit committee. When established, the audit committee will be comprised of at least two disinterested members. The audit committee’s primary function will be to provide advice with respect to the Company’s financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee’s primary duties and responsibilities will be: (i) to serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system; (ii) to review and appraise the audit efforts of the Company’s independent accountants; (iii) to evaluate the Company’s quarterly financial performance as well as its compliance with laws and regulations; (iv) to oversee management’s establishment and enforcement of financial policies and business practices; and (v) to provide an open avenue of communication among the independent accountants, management and the Board of Directors.
     Currently, the entire Board of Directors performs the duties of an Audit Committee and oversees the Company’s financial reporting process. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Board of Directors reviewed the interim financial statements filed quarterly and the audited financial statements in the Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. At this time, the Board of Directors does not have a financial expert because of its small company size, however, the Board of Directors intends to appoint a financial expert in the future.

10.	Executive Compensation
     The following table shows information for the year ended December 31, 2007 regarding the compensation of both our Chief Executive Officers, and each of our two other most highly compensated executive officers as of December 31, 2007, whom we refer to collectively as the “Named Executive Officers,” for service in all capacities with our company and our subsidiaries.

SUMMARY COMPENSATION TABLE

							Change in
							pension value
							and non-
						Non-equity	qualified
Name and				Stock	Option	incentive plan	deferred	All other
Principal		Salary	Bonus	Awards	Awards	compensation	compensation	compensation	Total
Position	Year	($)	($)	($)	($)	Non-Equipty	earnings ($)	($)	($)
Wayne T. Harden President and CEO (1)	2007	$55,000	—	—	—	—	—	—	$55,000
Robert D. Burr President and CEO (2)	2007	—	—	—	—	—	—	—	—
D. Edwin Suhr, Jr. Senior Vice President Lan/Secretary (3)	2007	$60,000	—	—	—	—	—	—	$60,000

(1)	Mr. Harden resigned effective April 4, 2007.

(2)	Mr. Burr has served as President and CEO since April 4, 2007 with no compensation.

(3)	Mr. Suhr resigned effective May 1, 2007.

Employment Agreements
     On January 1, 2006, the Company entered into an employment agreement with D. Edwin Suhr, Jr. to serve as Senior Vice President Land as well as the Corporate Secretary (“2006 Contract”). Mr. Suhr’s contract was for a one year period and was automatically extended for one additional year at the end of the initial term and each extension period, unless either party gives at least 90 days prior notice, prior to the end of the applicable term. Mr. Suhr’s annual base salary was $120,000. On December 29, 2006, the Company entered into a revised three year employment agreement effective January 1, 2007 with Mr. Suhr (“2007 Contract”). The 2007 Contract provided for automatic extensions for one additional year at the end of the initial term and each extension period, unless either party gives at least 30 days prior notice, prior to the end of the applicable term. Mr. Suhr’s annual base salary was increased to $180,000. Mr. Suhr’s 2007 Contract also provided that the Company would grant him the number of shares of restricted Company common stock equal to $30,000 divided by the previous 30 day trading price of the Company stock on each of the anniversary dates of the agreement in 2008, 2009, 2010.
     The 2007 Contract could have been terminated by the Company on the death or disability of Mr. Suhr or in the event the Mr. Suhr engaged in any act constituting “cause,” as defined in the agreement. Mr. Suhr’s 2006 Contract also contained a provision allowing the Company to terminate his employment at any time with or without cause on 30 days’ written notice. Both agreements also provide that Mr. Suhr would have been entitled to participate in any other individual or group health insurance, which the Company may from time to time make available to similarly situated employees. The 2007 Contract contained provisions providing for non-disclosure of proprietary information and surrender or records and contains a covenant not to solicit, divert or appropriate any Restricted Clients (as defined in the agreements) of Company during his employment and for two years following the termination of their employment. The Company gave Mr. Suhr 30 days notice of termination of employment as of April 1, 2007. To date there has been no negotiated settlement of this contract.
STOCK OPTION PLAN
     On February 22, 2005, the Board of Directors approved the Bayou City Exploration, Inc. (formerly Blue Ridge Energy, Inc.) 2005 Stock Option and Incentive Plan (the “Stock Option Plan”). The Stock Option Plan allows for the granting of stock options to eligible directors, officers, employees, consultants and advisors.
     Effective January 1, 2006, the Company accounts for the Plan in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the period ended December 31, 2006. Prior to January 1, 2006, the Company accounted for stock compensation cost under the Plan in accordance with Accounting Principles

Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) as permitted by SFAS 123 as originally issued. Under APB 25, stock compensation expense was recognized only if the options had intrinsic value (difference between option exercise price and the fair market value of the underlying stock) at the date of grant. As the Company issued all options with an exercise price equal to the grant date market value of the underlying stock, no compensation expense had previously been recorded by the Company.
     The maximum number of shares with respect to which options may be awarded under the Stock Option Plan is seven million (7,000,000) common shares of which approximately 3,100,000 shares remain available for grant as of December 31, 2007. The following table shows more information about our Stock Option Plan.
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
future issuance under
equity compensation
plans (excluding
	Number of securities to	Weighted-average	securities to be issued
	be issued upon exercise	exercise price of	upon exercise of
	of outstanding options,	outstanding options,	outstanding options,
Plan category	warrants and rights	warrants and rights	warrants, and rights)

Equity compensation plans approved by security holders	3,068,750	$0.428	3,100,000

Equity compensation plans not approved by security holders	None	n/a	None

Total	3,068,750	$0.428	3,100,000
     The following table shows information regarding awards granted to each of our Named Executive Officers under our Stock Option Plan outstanding as of December 31, 2007. There are no outstanding stock awards and no additional stock options have been granted to officers or directors of the company as of July 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

	Number of	Number of
	Securities	Securities	Equity Incentive Plan
	Underlying	Underlying	Awards: Number of
	Unexercised	Unexercised	Securities Underlying
	Options	Options	Unexercised	Option Exercise	Option
	(#)	(#)	Unearned Options	Price	Expiration
Name	Exercisable	Unexerciseable	(#)	($)	Date

Robert D. Burr President and CEO (1)	75,000	—	—	$0.04	04/30/11
	281,250	—	—	$0.04	04/30/12
	967,500	—	—	$0.09	02/22/10
BOARD MEETINGS AND COMPENSATION
     During the year ended December 31, 2007, the Board of Directors of the Company met on one occasion. Each of the Company’s directors attended the meeting of the Board of Directors. While the Company has no formal policy, directors are encouraged to attend the Company’s annual meeting of stockholders. The Company does not have an Audit, Nomination or Compensation Committee.
     Based on the Company’s history and experience without a nominating committee, the Board of Directors believes it is appropriate for the Company to continue operations without a standing nominating committee. Historically, there have not been many vacancies on the Board and the entire Board has identified available, qualified candidates. All directors participate in the consideration of the director nominees. Qualifications for consideration as a director nominee may vary according to the skills and experience being sought to complement the existing Board’s composition. However, in making nominations the Board will consider the individual’s integrity, business experience, industry experience, financial background, time availability and other skills and experience possessed by the individual. The Board of Directors will consider persons for director nomination who are proposed by stockholders. The Board of Directors will evaluate nominees for director on the same basis regardless of whether the nominee is recommended by an officer, director or stockholder. Stockholders who wish to propose a person for consideration by the Board of Directors as a director nominee should send the name of such person, together with information concerning such person’s qualifications and experience, in writing to the Chairman of the Board at the Company’s address.
     During 2007, the directors of the Company received the following compensation for their services as directors of the Company.
DIRECTOR COMPENSATION

	Fees				Non-
	Earned				Qualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Robert D. Burr	—	—	—	—	—	—	—
Harry J. Peters	—	—	—	—	—	—	—
Gregory B. Shea	—	—	—	—	—	—	—

11.	SECURITIES OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
     The table below sets forth each stockholder who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company at July 31, 2008. The Securities Exchange Act of 1934 requires certain persons, including the Company’s directors and executive officers, to file reports with the SEC regarding beneficial ownership of certain equity securities of the Company. The Company has relied upon information known to the Company and these SEC beneficial ownership filings in disclosing the following information regarding security ownership of 5% beneficial owners and management.

Name and Address	Amount and Nature of
of Beneficial Owner	Beneficial Ownership		Percent of Class

Robert D. Burr	3,907,721	(1)	14.0%
632 Adams Street, Suite 710 Bowling Green, KY 42101

Blue Ridge Group, Inc.	3,638,371	(2)	13.7%
632 Adams Street, Suite 710 Bowling Green, KY 42101

(1)	Mr. Burr’s beneficial ownership includes vested options of 1,323,750 shares and 2,583,971 shares (71.02% of 3,638,371) of BR Group’s direct ownership of common shares. By virtue of his position as Chairman of the Board of BR Group, Mr. Burr may be deemed to beneficially own the 3,638,371 shares of the Company’s Common Stock beneficially owned by BR Group Mr. Burr disclaims beneficial ownership of these shares except to the extent described in the following sentence. Mr. Burr beneficially owns approximately 71.02% of the outstanding shares of BR Group, which beneficially owns approximately 13.8% of the Company.

(2)	BR Group’s beneficial ownership is attributable to its direct ownership of 3,638,371 shares of the Company’s Common Stock.
     The table below sets forth the beneficial ownership of the Company’s Common Stock by each executive officer, director and director nominee of the Company as of July 31, 2008.

Name of	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership (4)	of Class

Robert D. Burr (1)	3,907,721	14.0%

Harry J. Peters (2)	1,012,263	3.7%

Gregory B. Shea (3)	762,263	2.8%

All directors, nominees and officers as a group (3 persons)	5,682,247	20.2%

(1)	Mr. Burr’s beneficial ownership includes vested options of 1,323,750 shares and 2,583,971 shares (71.02% of 3,638,371) of BR Group’s direct ownership of common shares. By virtue of his position as Chairman of the Board of BR Group, Mr. Burr may be deemed to beneficially own the 3,638,371 shares of the Company’s Common Stock beneficially owned by BR Group Mr. Burr disclaims beneficial ownership of these shares except to the extent described in the following sentence. Mr. Burr beneficially owns approximately 71.02% of the outstanding shares of BR Group, which beneficially owns approximately 13.8% of the Company.

(2)	Mr. Peters’ beneficial ownership includes vested options of 947,500 shares and 64,763 shares (1.78% of 3,638,371) of BR Group’s direct ownership of common shares.

(3)	Mr. Shea’s beneficial ownership includes vested options of 697,500 shares and 64,763 shares (1.78% of 3,638,371) of BR Group’s direct ownership of common shares.

(4)	These beneficial ownerships represent vested stock options and options exercisable within 60 days of July 31, 2008.

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
A. Common Stock Transactions
As of December 31, 2007, there are 26,653,633 shares of common stock issued and outstanding. A total of 3,638,371 shares are held by Blue Ridge Group, Inc. and the remaining 23,015,262 shares are held by approximately 600 shareholders of record.
B. Receivables From Related Parties:
There were no receivables from related parties as of December 31, 2007 or December 31, 2006.
C. Payables and Notes Payable to Related Parties.
As of December 31, 2007 and December 31, 2006 the Company had the following debts and obligations to related parties:

	December	December
	30, 2007	31, 2006
Trade payable to BR Group	$3,000	$27,000
Payable to BR Group for proceeds from sale of asset	23,000	—
Drilling Advances payable to Gulf Coast Drilling Co.	154,000	197,000
Payable to minority shareholders for operating capital	85,000	—
Note payable to BR Group	123,000	130,000
Line of Credit payable to BR Group for operating capital	316,000	—
Note payable to Peter Chen — a minority shareholder	100,000	—
Accrued Interest	18,000	—

Total Payable or Notes Payable to Related Parties	$822,000	$354,000

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
The line of credit payable to BR Group was executed by the Company on July 17, 2007, in the amount of $250,000 to finance the Company’s operations. During the third and fourth quarters 2007 BR Group approved advancing the Company amounts in excess of the original line of credit amount. As of December 31, 2007 the Company has a liability balance under this line of credit arrangement due BR Group in the amount of $316,000. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest is due July 17, 2008. The fee mineral acres of the McAllen West Prospect previously secured the line of credit from BR Group. In February, 2008, the Company was successful in selling its McAllen West Prospect and received $358,000. The Company had costs of $300,000 associated with this prospect previously included in property and equipment on the Company’s balance sheet resulting in a $58,000 gain on sale of assets recognized in the Company’s statement of operations for the six months ended June 30, 2008. The sales proceeds from the secured property have not been paid to BR Group. BR Group has not yet demanded the proceeds from the sale to be paid on the secured indebtedness but instead has allowed the sales proceeds to remain in Bayou to be used for operating capital. The Company is under negotiations to extend the terms of its line of credit and allow the Company to continue to retain a portion of the funds from the sale of this secured property for operating capital until additional sources of capital are obtained. No agreement has yet been finalized with BR Group.
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
In June, 2006, the Holman #1 well was drilled and was a dry hole. BR Group paid the Company $17,227 in leasehold cost reimbursement and participated for a 75% working interest in the well. BR Group paid the Company $224,362 for its participation costs for drilling of this well.
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
INDEPENDENT AUDITORS
     On March 18, 2008, the Company hired Killman, Murrell & Company, PC (“Killman”) as its independent auditors for auditing the Company’s financial statements for the year ended December 31, 2007. The Company currently intends to engage Killman for the December 31, 2008 audit and the quarterly reviews for the 2008 year. The Company’s financial statements for the year ended December 31, 2006 were audited by the independent audit firm of Mountjoy & Bressler, LLP. Stockholder ratification of the appointment of auditors is not required. It is not anticipated that the auditors will be present at the Annual Meeting.
AUDIT FEES
     The Company incurred $13,599 in audit fees from Mountjoy & Bressler, LLP for the review of three 2007 quarterly 10-QSB reports and the Company incurred $36,189 from Killmann, Murrell & Company PC for its annual December 31, 2007 audit. The Company incurred $102,000 in audit fees from Mountjoy & Bressler, LLP for the review of the three 2006 quarterly 10-QSB reports and the annual December 31, 2006 audit.
TAX FEES
During 2007 the Company engaged an independent CPA firm other than its independent auditors to prepare its 2007 federal and state tax returns. Danny W. Looney, PC billed the Company $2,801 during 2007 for the preparation of the Company’s 2006 federal and state income tax filings. During 2006, Mountjoy & Bressler, LLP billed the Company $10,000 for the preparation of the Company’s 2005 federal and state income tax filings. No other fees were charged by Killmann, Murrell & Company, PC or Mountjoy & Bressler, LLP during 2007 and 2006. The Board of Directors has considered the scope of the above services and concludes these services do not impair the auditor’s independence.
PART IV
Explanatory Note:
Bayou City Exploration, Inc. is filing this Amendment No. 1 on Form 10-KSB/A to amend our annual report for the year ended December 31, 2007. This amendment is being filed in response to a comment we received from the staff of the Division of Corporate Finance of the Securities and Exchange Commission (“SEC”) in connection with the staff’s review of our annual report on Form 10-KSB for the year ended December 31, 2007.
In response to the SEC comment the Company’s management completed its annual report on internal control over financial reporting and modified the Controls and Procedures disclosure under #8A of this filing. Based upon the assessment and the criteria as explained under 8A, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007. Based upon the failure of the Company to include the required report by management of its assessment of the Company’s internal control over financial reporting in its Form 10-KSB for the year ended December 31, 2007, the CEO and ACFO concluded that the disclosure controls and procedures were not effective as of December 31, 2007.
The amendment also included a modification of disclosure to include all required information by items 9, 10, 11, 12, and 14 of Part III. We have made no attempt in this amendment to modify or update the disclosures presented in the original filing other than as noted herein.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bowling Green, State of Kentucky on October 17, 2008.

Bayou City Exploration, Inc.
By:	/s/ Robert D. Burr
Chief Executive Officer and President

By:	/s/ Robert D. Burr
Acting Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and the dates indicated.

Bayou City Exploration, Inc., Registrant

Date: October 17, 2008

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