Form 10-Q
period 2008-09-30
BAYOU CITY EXPLORATION, INC.
filed 2008-11-17
CIK 1050957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Shares outstanding for each class of stock as of the latest practicable date

Title or Class	Share Outstanding on October 31, 2008
Common Stock, $0.005 par value	26,653,633
Preferred Stock, $0.001 par value	0
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes ☐       No ☑

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	September 30	December 31,
	2008	2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$48,097	$21,714
Accounts Receivable:
Trade and other (net of reserves — $192,376 as of September 30, 2008 and 241,363 as of December 31, 2007)	23,895	13,457
TOTAL CURRENT ASSETS	71,992	35,171

PROPERTY, PLANT, AND EQUIPMENT, NET	32,733	494,718

OTHER NONCURRENT ASSETS	0	7,024

TOTAL ASSETS	$104,725	$536,913

LIABILITIES & STOCKHOLDERS’ DEFICIT:

CURRENT LIABILITIES:
Accounts payable and acrued expenses	$360,037	$519,051
Accounts payable — related party	236,835	281,965
AFE advances from JIB owners	51,186	51,186
Current portion of long-term debt — related parties	563,190	539,895
Current portion of long-term debt — other	4,791	12,243

TOTAL CURRENT LIABILITIES	1,216,039	1,404,340

LONG TERM LIABILITY — P&A COSTS	43,806	43,806

LONG TERM DEBT	—	—

TOTAL LIABILITIES	1,259,845	1,448,146

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2008 and December 31, 2007	—	—
Common Stock, $0.005 par value; 150,000,000 shares authorized; 26,653,633 shares issued and outstanding at September 30, 2008 and December 31, 2007	133,268	133,268
Additional paid in capital	13,276,765	13,276,765
Accumulated deficit	(14,565,153)	(14,321,266)

TOTAL STOCKHOLDERS’ DEFICIT	(1,155,120)	(911,233)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$104,725	$536,913

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Oil and gas sales	$19,054	$16,080	$53,214	$35,588

TOTAL OPERATING REVENUES	19,054	16,080	53,214	35,588

OPERATING COSTS AND EXPENSES:
Lease operating expenses	(5,396)	12,237	(3,541)	34,269
Impairment, abandonment and dry hole costs	3,750	—	3,750	11,598
Exploration costs	—	54,910	14,899	186,819
Depreciation, depletion and amortization	—	20,763	31,147	62,297
Marketing costs	—	5,791	—	12,779
General and administrative costs	37,931	90,898	225,970	715,673

TOTAL OPERATING COSTS	36,285	184,599	272,225	1,023,435

OPERATING LOSS	(17,231)	(168,519)	(219,011)	(987,847)

OTHER INCOME (EXPENSE):
Interest expense	(9,352)	(6,191)	(28,208)	(12,837)
Gain (loss) on sale of assets	—	—	(22,129)	—
Forgiveness of debt	10,880		24,898
Miscellaneous Expense (Income)	563	—	563	—

NET LOSS BEFORE INCOME TAX	(15,140)	(174,710)	(243,887)	(1,000,684)

Income Tax Provision	—	—	—	—

NET LOSS	(15,140)	(174,710)	(243,887)	(1,000,684)

Series E Preferred Stock Cash Dividends	—	(6,990)	—	(20,970)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,140)	$(181,700)	$(243,887)	$(1,021,654)

NET LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted Average Common Shares Outstanding — Basic and Diluted	26,653,633	26,281,133	26,653,633	26,281,133

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine MONTHS ENDED
	September 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss	$(243,887)	$(1,000,684)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion, and amortization	31,147	62,297
Impairment, abandonment, and dry hole costs	3,750	11,598
Loss on sale of assets	22,129	—
Change in operating assets and liabilities:
Accounts Receivable — trade	(10,438)	435,706
Accounts receivable — related party	—	17,276
Prepaid expense and other assets	7,024	46,593
AFE advances — JIB owners	—	(323,319)
Accounts payable — related party	(45,130)	56,416
Accounts payable and accrued liabilities	(159,014)	(651,240)
Long term liability — P&A costs	—	(6,630)

NET CASH USED IN OPERATING ACTIVITIES	(394,419)	(1,351,987)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of furniture and computer equipment	(3,977)	(10,821)
Purchase of oil and gas properties	—	(64,208)
Proceeds from sale of assets	408,936	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	404,959	(75,029)

CASH FLOWS FROM FINANCIANG ACTIVITIES:

Payments on long term debt	(7,452)	(13,319)
Increase in long term debt — related parties	23,295	337,879
Dividends paid	—	(20,970)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,843	303,590

NET INCREASE (DECREASE) IN CASH	26,383	(1,123,426)

CASH AT BEGINNING OF PERIOD	21,714	1,178,946

CASH AT END OF PERIOD	$48,097	$55,520

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
2. GOING CONCERN
The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2007 included an explanatory paragraph that stated that we have experienced recurring losses from operations and that our limited capital resources raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2007 and 2006 the Company’s statement of operations reflects a net loss from continued operations of $1,464,000 and $3,891,000, respectively. For the nine months ended September 30, 2008 and 2007 the Company’s statement of operations reflects a net loss from continued operations of $244,000 and $1,001,000, respectively.
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
3. SALE OF PROPERTY:
In February, 2008, the Company was successful in selling its McAllen West Prospect and received $358,000. The Company had costs of $300,000 associated with this prospect previously included in property and equipment on the Company’s balance sheet resulting in a $58,000 gain on sale of assets recognized in the Company’s statement of operations for the nine months ended September 30, 2008.
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
The Company plans to pursue other sources of capital through either the issuance of debt or equity securities. The Company also owns certain oil and gas interests and has developed certain prospects as of September 30, 2008 it intends to sell to third parties and/or Blue Ridge Group, Inc. (“BR Group”) to generate cash flow sufficient to cover its ongoing operations.
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
The Company’s office lease in Houston Texas expired June 30, 2008 which completed the Company’s move from the Houston office space to the new corporate headquarters in Bowling Green, Kentucky. The Company sold its remaining furniture, computers, and equipment located in the Houston office space to Gulf Coast Drilling Company (“Gulf Coast”), an affiliate of BR Group for $50,000 in a non-cash transaction. This agreed sales price was applied to the Company’s liability to Gulf Coast for the excess of drilling advances received for the King Unit #1 well in 2006 over the actual amount of Gulf Coast’s participation for the costs attributable to the King Unit #1 well.
During the third quarter, the Company was successful in reaching settlement or payout arrangements with some of its vendors. Negotiations are still in progress with several other vendors in an attempt to reach terms of settlement or a payout plan regarding the Company’s current accounts payable.
In prior years the Company has financed much of its operations through the sale of securities. For the nine months ended September 30, 2008 and 2007 the Company sold no shares of common stock and no warrants or options were exercised.

As of September 30, 2008, the Company had total assets of $105,000, total liabilities of $1,260,000 and a stockholders’ equity deficit of $1,155,000. The Company had a net loss of $244,000 for the nine months ended September 30, 2008 and net loss of $1,001,000 for the same period in 2007. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.01 per share during the nine months ended September 30, 2008 as compared to $0.04 during the same period in 2007. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.
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
DESCRIPTION OF PROPERTIES
During the nine months ended September 30, 2008 there was no change in the number of producing wells and no new wells were drilled by the Company. During 2007, the Company did not participate in the drilling of any new wells and several of its existing wells were plugged and abandoned.
The working interest owned by the Company, either directly or indirectly through the oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these other ownerships materially detract from the value of the properties or materially interfere with their use.
The following are the primary properties held by the Company as of September 30, 2008:
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
Key Undeveloped Properties:
South Texas El Sauz Project: The Company has entered into a pilot project with Deeside Energy LLC to evaluate three 3D seismic shoots in South Texas. The initial results of the pilot program look promising. A total of 400 square miles have been reviewed and as of September 30, 2008, the Company has identified six possible different prospects on the Project. The Company is seeking an industry partner for participation whereby the Company would retain a carried working interest and a prospect fee.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
The Company had a net loss of $15,000 for the three months ended September 30, 2008 compared to a net loss of $182,000 for the same period in 2007. The loss per common share, which takes into account cash dividends paid on preferred stock, was $0.00 per share during the third quarter of 2008 compared to $0.01 per share during the third quarter of 2007. The decrease in net loss is a result of the decision by management to reduce of the number of employees effective May 1, 2007, move the corporate headquarters to Bowling Green Kentucky, and to significantly reduce its exploration and general and administrative costs.
OPERATING REVENUES
Operating revenues from oil and gas sales were $19,000 during the three months ended September 30, 2008 as compared to $16,000 during the three months ended September 30, 2007 due to higher prices for natural gas and consistent production from the Company’s interest in the Pedigo #1 well.

DIRECT OPERATING COSTS
Direct operating costs are reflected as lease operating expenses on the company’s statement of operations and were ($5,000) for the three months ended September 30, 2008 as compared to $12,000 during the three months ended September 30, 2007. The decrease is a result of the reduction in the number of operating wells in the first quarter 2008 as compared to 2007 plus the effect of the a refund on operating expenses from a prior period resulting in the negative lease operating expense amount for the third quarter, 2008.
EXPLORATION COSTS
Exploration costs during the third quarter of 2008 were $-0- as compared to $55,000 in the third quarter of 2007. At the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. The Company continued a consulting agreement arrangement with one of the independent geological staff contract persons which allowed the consultant to use its Houston office space as long as it was available. Thereafter the consultant is responsible for providing his work space at his own expense. The Houston office lease expired and was vacated by the Company as of June 30, 2008. The Company continues to furnish geophysical data under its Eco Geophysical license to the independent contract geologist for the development of prospects, however the contract geologist will be paid a prospect fee only for each prospect accepted by the Company.
OTHER OPERATING EXPENSES
The Company’s general and administrative expenses decreased to $38,000 for the third quarter 2008 as compared to $91,000 for the third quarter of 2007. The decrease is a result of the decision by management to move the headquarters to Bowling Green Kentucky and the reduction of the number of employees effective May 1, 2007.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
The Company had a net loss of $244,000 during the nine months ended September 30, 2008 compared to net loss of $1,001,000 for the same period in 2007. The net loss per common share, which takes into account cash dividends paid on preferred stock, was $0.01 per share for the nine months ended September 30, 2008 compared to $0.04 per share for the nine months ended September 30, 2007.
There was a large increase in oil and gas sales for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to the consistent production of the Pedigo #1 well along with the increased price of natural gas. However the most significant change for the nine moths ended September 30, 2008 compared to the nine months ended September 30, 2007 was the significant decrease in general and administrative costs and exploration costs. This decrease is primarily due to the Company’s decision to terminate all employees in its Houston office in April, 2007, move its corporate office to Bowling Green Kentucky effective May 1, 2007, and the decision in February, 2008 to make further decreases in its exploration costs.
OPERATING REVENUES
Operating revenues totaled only $53,000 during the nine months ended September 30, 2008 as compared to $36,000 during the nine months ended September 30, 2007. This is primarily due to more consistent production from the Pedigo #1 well along with increased price of natural gas.
In February, 2008, the Company was successful in selling its McAllen West Prospect and received $358,000. The Company had costs of $300,000 associated with this prospect previously included in property and equipment on the Company’s balance sheet resulting in a $58,000 gain on sale of assets recognized in the Company’s statement of operations for the nine months ended September 30, 2008.
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

DIRECT OPERATING COSTS
Direct operating costs totaled ($4,000) during the nine months ended September 30, 2008, as compared to $34,000 during the same period in 2007. In 2008 the Company has only one remaining gas well producing and the lease operating costs of producing the gas well have been minimal for the nine months ended September 30, 2008 as well as the company also received a refund from its operating company on this well related to overcharged expenses from a prior period. The 2007 amount included lease operating expenses related to other oil and gas wells that have since been plugged.
EXPLORATION COSTS
Exploration costs during the nine months ended September 30, 2008 were $15,000 compared to $187,000 for the same period in 2007. During 2007, the Company maintained its geological staff in its Houston office but reduced all other exploration expenses as much as possible because of limited cash flow in the first six months of 2007. At the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. The Company continued a consulting agreement arrangement with one of the independent geological staff contract persons which allowed the consultant to use its Houston office space as long as it was available. Thereafter the consultant is responsible for providing his work space at his own expense. The Houston office lease expired and was vacated by the Company as of June 30, 2008. The Company continues to furnish geophysical data under its Eco Geophysical license to the independent contract geologist for the development of prospects, however the contract geologist will be paid a prospect fee only for each prospect accepted by the Company.
OTHER OPERATING EXPENSES
Advertising and marketing expense for the nine months ended September 30, 2008 was $-0- as compared to $13,000 in the nine months ended September 30, 2007. The Company eliminated its advertising and marketing budget in the second quarter of 2007 to conserve cash flow for its ongoing operations. General and administrative expenses decreased to $226,000 for the nine months ended September 30, 2008 as compared to $716,000 for the nine months ended September 30, 2007. The decrease is mainly a result of the Company’s decision to terminate all employees of its Houston office in April, 2007 and move its corporate headquarters to Bowling Green, KY, effective May 1, 2007.
INCOME TAX PROVISION
Consistent with the prior period, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.
CAPITAL RESOURCES AND FINANCIAL CONDITION
The Company’s current ratio (current assets / current liabilities) was .06 to 1 as of September 30, 2008 compared to .03 to 1 as of December 31, 2007. This slight increase is mainly the result of the proceeds from sale of the McAllen West Prospect in February, 2008 being used to reduce accounts payable and other liabilities.
The Company’s primary source of cash during the first nine months of 2008 was from $358,000 in sales proceeds of is McAllen West Prospect in February, 2008 along with $53,000 in oil and gas sales. The fee mineral acres of the McAllen West Prospect secured the line of Credit from BR Group. The Company is under negotiations to extend the terms of its line of credit and allow the Company to continue to retain a portion of the funds from the sale of this secured property for operating capital until additional sources of capital are obtained. No agreement has yet been finalized with BR Group.
The Company’s sources of cash during the first nine months of 2007 were only from the sale of oil and gas revenues of $36,000 and loans from BR Group, a related party. As of September 30, 2007 the Company had trade payables due BR Group of $159,000.
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
CONTROLS AND PROCEDURES
Our Chief Executive Officer (CEO) and Acting Chief Financial Officer (ACFO) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based upon this evaluation, the CEO and ACFO concluded that the disclosure controls and procedures of the Company were effective as of September 30, 2008.
The Company maintains a system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. There was no change in our internal control over financial reporting, that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
This space left blank intentionally

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

BAYOU CITY EXPLORATION, INC.
Date: November 17, 2008	By	/s/ Robert D. Burr
Chief Executive Officer and
President and Acting Chief Financial Officer