Form 10-K
period 2008-12-31
BAYOU CITY EXPLORATION, INC.
filed 2009-03-30
CIK 1050957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 0-27443
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
COMMON STOCK PAR VALUE $.005 PER SHARE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☑
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year: $287,808
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $266,536 as of March 30, 2009 based upon the closing price of the common stock on the OTC “Bulletin Board” on March 30, 2009 of $0.01 per share. As of March 30, 2009 the registrant had 26,653,633 shares of Common Stock, par value $0.005 per share, and 0 shares of Preferred Stock, par value $0.001 per share, subscribed or outstanding.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
     26,653,633 Shares of Common Stock Outstanding at March 30, 2009; 0 Shares of Preferred Stock Outstanding at March 30, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORM 10-K
Amendment No. 1

FINANCIAL STATEMENTS

Independent Auditor’s Report
Killman, Murrell, & Company, P.C.	F-1

Balance Sheets	F-2
Statements of Operations	F-3
Statements of Changes in Stockholders’ Equity	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6
Supplemental Information on Oil and Gas Exploration and Production Activities (Unaudited)	F-20
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
1. DESCRIPTION OF BUSINESS
General Description
     Bayou City Exploration, Inc., (the “Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated (“Gem Source”), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In September 2005, the Company changed its name to Bayou City Exploration, Inc.
     On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101 in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. This move was completed in May, 2007. The Company’s executive office in the year 2006 was located at 10777 Westheimer, Suite 170, Houston, Texas, 77042. Since relocating the Company’s headquarters to Bowling Green, Kentucky the Company maintained only the geological contract staff in the Houston office for the development and sale of the Company’s prospects until June 2008 the Company eliminated all paid staff and closed the office.
     On April 4, 2007, the Company announced the resignation of W. Wayne Hardin as President and Chief Executive officer. D. Edwin Suhr, Jr. was given thirty days notice of termination as of April 1, 2007, as Senior Vice President of Land and Operations/Secretary and Richard M. Hewitt resigned as a Director. Mr. Hardin’s resignation was effective as of April 3, 2007. Mr. Hewitt’s resignation became effective May 1, 2007. The three remaining employees and other contract personnel located in the Houston, Texas office were given thirty days notice of termination of their employment as of April 1, 2007. Since June 2008, the company has eliminated all paid staff and relocated it’s offices to Bowling Green, Kentucky.
     The Company also announced that Robert D. Burr has been appointed President and Chief Executive Officer of the Company by the Board on an interim basis as of April 3, 2007 while the Company continues to search for new executive management during this transitional phase of the Company. Mr. Burr remains the sole officer of the Company through the date of this filing.
     Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firms’ reports on our financial statements as of and for the years ended December 31, 2008 and 2007 includes an explanatory paragraph that states that we have experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2008 and 2007 our statement of operations reflects a net loss from continued operations of $175,000 and $1,464,000, respectively.
     Our ability to meet future cash and liquidity requirements is dependent on a variety of factors, including our ability to raise more capital, successfully negotiate settlements or extended payment terms with our creditors and holders of the Company’s notes payable and the implementation of a restructuring plan for the Company. The presence of the going concern note may have an adverse impact on our relationship with third parties such as potential investors. If we are unable to continue as a going concern we would have to liquidate our remaining assets, if any. This would have a material adverse effect on your investment with the Company.
     All of our periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including our annual report on Form 10-K, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-K as filed with the SEC and a copy of its Code of Ethics. For copies of this, or any other filings, please contact: Robert D. Burr at Bayou City Exploration, Inc., 632 Adams Street — Suite 700, Bowling Green, KY 42101 or call (800)-798-3389.

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
     The Company plans to pursue other sources of capital through either the issuance or restructuring of debt or equity securities. The Company also owns certain oil and gas interests as of December 31, 2008 that have developed into revenue producing properties it intends use to generate cash flow sufficient to cover its ongoing operations and restructuring of the Balance Sheet.
     On July 17, 2007 the Company renewed a line of credit from Blue Ridge Group, Inc. (“BR Group”) in the amount of $500,000 to finance the Company’s operations. As of December 31, 2008 the Company has a liability balance under this line of credit arrangement due BR Group in the amount of $393,000. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest is due July 17, 2009.
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

Competition, Markets and Regulations
     Competition: The oil and gas industry is highly competitive in all its phases. The Company encounters strong competition from other independent oil and gas companies. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Many of its competitors possess substantially greater financial resources, personnel and budgets than the Company, which may affect its ability to compete with companies in Kentucky, Texas, Louisiana, or West Virginia.
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
     The Company currently owns or leases one property that for many years has been used for the exploration and production of oil and natural gas. Although the Company believes that it has utilized good operating and waste disposal practices, prior owners and operators of these properties may not have utilized similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), RCRA and analogous state laws, as well as state laws governing the management of oil and natural gas wastes. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.
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
State Regulations
     Production of any oil and gas from the Company’s property is affected by state regulations. States in which the Company operates have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.
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
Employees
     Since May 2007 the Company has had only one employee, Mr. Robert D. Burr, serving as President and Acting Chief Financial Officer. From May 2007 to March 2008 the company also had two full time contractors working in exploration and prospect development whose services were terminated at that time. Prior to May, 2007 the Company had five full time employees and two full time contractors. There was a significant turnover of the major officers of the Company during 2006.
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
     From May 2007 until February 2008, only the exploration contract personnel have remained in the Houston, Texas office. At the time of notice of termination, the Company had employment and consulting agreements with three persons. One of the agreements was with an exploration and prospect development contractor. This contractor worked for the Company until February 2008 when his services were terminated.
     The two remaining employment and consulting agreements are with employees no longer associated with the Company. No releases have been obtained but no action has been taken by any parties. The ultimate outcome of these contracts is unknown at this time.
     The Company’s headquarters is now the same as the corporate office of one of its major stockholders, Blue Ridge Group, Inc. (BR Group”). Since moving the Company’s headquarters to Bowling Green Kentucky the Company has not started any new projects except for the exploration contractors in Houston continuing the research and development of new oil and gas prospects. Mr. Burr has been in charge of all administrative matters of the Company and all other business matters of the Company have been fulfilled through independent contractors. Mr. Burr has served the Company without salary during this period. Annually, the Board of Directors determines if any of the executive officers of the Company are eligible for a performance bonus. No performance bonuses were paid during 2008 and 2007.
2. DESCRIPTION OF PROPERTIES
     During 2008, the Company did not participate in the drilling of any new wells and several of its existing wells have been plugged and abandoned.
     As of December 31, 2008, the Company owns a direct working interest in only 1 producing well, being the Pedigo #1 in Texas. All other wells in which the Company previously owned direct participation working interest have been abandoned and plugged. The Company owns a small indirect interest in 1 well in Texas through two different partnership managed by BR Group. The Company also owns a small royalty interest in 1 well in Texas.

     The following tables summarize by geographic area the Company’s developed and undeveloped acreage and gross and net interests in producing oil and gas wells as of December 31, 2008. Productive wells are producing wells and wells capable of production. Wells that are dually completed in more than one producing horizon are counted as one well.
DEVELOPED AND UNDEVELOPED ACREAGE

	Developed Acreage		Undeveloped Acreage
Geographic Area:	Gross Acres	Net Acres	Gross Acres	Net Acres
Texas	-0-	-0-	-0-	-0-

Totals	-0-	-0-	-0-	-0-

PRODUCTIVE WELLS

	Gross Wells		Net Wells
Geographic Area:	Oil	Gas	Oil	Gas
Texas	1	3	.08	.22
Kentucky	-0-	-0-	-0-	-0-
West Virginia	-0-	-0-	-0-	.-0-

Totals	1	3	.08	.22

Key Properties
     The working interest owned by the Company, either directly or indirectly through oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use. The following are the primary properties held by the Company as of December 31, 2008:
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

     In February 2008, the Company sold the mineral rights on approximately 460 acres in Aransas, Texas to an operating company for $350,000 and retained a royalty interest of 12% in the property. The operating company subsequently developed a producing well that went to production in November 2008. In 2008 the Company received approximately $206,000 from the royalty interest.
     During 2008 & 2007 the Company received total cash flow of approximately $8,000 and $14,000 from its interest in the partnerships operated by BR Group and Eagle Energy respectively.
Undeveloped Properties:
     McAllen Project: The Company has identified a prospect in South Texas containing approximately 875 acres. The Company has seismic data in the area and has determined a viable drilling prospect exists. The Company purchased approximately 427 mineral acres and had secured paid up oil and gas leases covering an additional 448 acres on this prospect. The Company subsequently sold this property in February, 2008.
     The Company had nine other undeveloped properties that they let the lease options expire in 2008 and thus have been written off as abandoned for a total write off of $25,000.
Dry Holes and Abandonment of Properties during 2008
     The Company had nine undeveloped properties that they had lease options on at 12/31/07, however all expired in 2008 without the options being exercised. Thus these properties have been written off as abandoned in 2008, for a total write off of $25,000.
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
Production and Sales Price
     The following table summarizes the sales volumes of the Company’s net oil and gas production expressed in barrels of oil. Equivalent barrels of oil were obtained by converting gas to oil on the basis of their relative energy content — six thousand cubic feet of gas equals one barrel of oil. During 2008 and 2007, the average selling price for natural gas was $9.11 and $6.38 per Mcf, respectively, and the average selling price for oil was $99.65 and $63.52 per barrel, respectively.

	Net	Net
	Production	Production
	For the Year	For the Year
	12/31/08	12/31/07
Net Volumes (Equivalent Barrels)	6,833	1,152
Average Sales Price per Equivalent Barrel	$42.12	$44.04
Average Production Cost per Equivalent Barrel (includes production taxes)	$3.12	$32.59

     The Average Production Cost per Equivalent Barrel represents the Lease Operating Expenses divided by the Net Volumes in equivalent barrels. Lease Operating Expenses includes normal operating costs such as pumper fees, operator overhead, salt water disposal, repairs and maintenance, chemicals, equipment rentals, production taxes and ad valorem taxes.
Net Proved Oil and Gas Reserves
     Presented below are the estimates of the Company’s proved reserves. All of the Company’s proved reserves are located in the United States.
     Proved Developed and Undeveloped Reserves:

	December 31, 2008		December 31, 2007
		Natural		Natural
	Oil	Gas	Oil	Gas
	(Bbls)	(Mcf)	(Bbls)	(Mcf)
Balance, Beginning of Year	24,286	1,089,000	39,364	1,103,000
Extensions, discoveries and other additions Revisions of previous estimates			(7,797)	(8,659)

Leases lapsed during the year	(24,286)	(1,083,000)	(7,019)
Production		(6,000)	(262)	(5,341)

Balance, End of Year		1,089,000	24,286	1,089,000

Proved Developed Reserves	—	—	—	6,000

Bbls:	Barrels of oil

Mcf:	Thousand cubic feet of gas
     In estimating the oil and natural gas reserves, the Company, in accordance with criteria prescribed by the SEC, uses a December 31, 2008 and 2007 price, without escalation; however, gas prices are adjusted for heating value content (Btu) and oil prices are adjusted for any transportation costs. The SEC allows exceptions in those instances where fixed and determinable gas price escalations are covered by long-term contracts but the Company does not have any such contracts. Future prices received for the sale of product may be higher or lower than the prices used in the evaluation described above and the operating costs relating to such production may also increase or decrease from existing levels.
As of December 31, 2008 the Company choose not to get a Reserve Report since the only potential reserves left are on the Pedigo well and are considered immaterial.
Drilling Activities
     The Company drilled 0 wells in years 2008 and 2007. As of December 31, 2008 there were no wells in progress being drilled or completed.

3. LEGAL PROCEEDINGS
     The Company has liabilities to various vendors with past due amounts. Due to this, the company has one judgment against it for $23,000 and one active lawsuit against it for $55,000. The Company is currently in negotiations to settle these claims and feels that resolution will be obtained in early 2009. No other action against it is known at this time. The Company also has significant monthly payments for notes payable which will all mature and be due in full during the year 2009. The Company will seek to renegotiate and extend the term of its existing notes payable but may be unable to negotiate revised due dates for its various debt obligations. This may result in collection litigation and potential future judgments against the Company. Other than the potential claims from vendors and the current lenders of the Company’s long term debt, neither the Company nor any of its properties is subject to any material pending legal proceedings.
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
PART II
5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     The Common Stock of the Company is thinly traded on the OTC Bulletin Board with “BYCX” as its stock symbol. The range of high and low bid information for each quarter since January 1, 2007 is as follows:

	High Bid	Low Bid
March 31, 2007	$0.99	$0.40
June 30, 2007	0.49	0.12
September 30, 2007	0.31	0.21
December 31, 2007	0.48	0.22

March 31, 2008	$0.25	$0.14
June 30, 2008	0.15	0.03
September 30, 2008	0.08	0.03
December 31, 2008	0.08	0.01
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
     The Company did not issue any stock during 2008.
Shareholder Information
     As of December 31, 2008, there were approximately 600 shareholders of record of the Company’s Common Stock.
6. MANAGEMENT’S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION
     The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for each year of the two year periods ended December 31, 2008 and 2007. The financial statements and the notes thereto, which follow, contain detailed information that should be referred to in conjunction with the following discussion.
Financial Overview
     Bayou City Exploration, Inc., (the “Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated (“Gem Source”), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In September 2005, the Company changed its name to Bayou City Exploration, Inc.
     On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101 in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. This move was completed in May, 2007. Prior to that the Company’s executive office was located at 10777 Westheimer, Suite 170, Houston, Texas, 77042. After relocating the Company’s headquarters to Bowling Green, Kentucky the Company has maintain only the geological contract staff in the Houston office for the continued development and sale of the Company’s prospects until June 2008 when the office was closed and all remaining staff was terminated.

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
     The Company also announced that Robert D. Burr has been appointed President and Chief Executive Officer of the Company by the Board on an interim basis as of April 3, 2007 while the Company continues to search for new executive management during this transitional phase of the Company. Mr. Burr remains the sole officer and employee of the Company through the date of this filing and has served the Company without salary during this period
     Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firms’ reports on our financial statements as of and for the years ended December 31, 2008 and 2007 includes an explanatory paragraph that states that we have experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2008 and 2007 our statement of operations reflects a net loss from continued operations of $175,000 and $1,464,000, respectively.
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

Results of Operations
     The Company reported a net loss of $175,000 in 2008, as compared to a net loss of $1,464,000 in 2007. The decrease in the net loss is primarily due to the Company’s decision to terminate all employees at the end of April, 2007 and move its corporate headquarters to Bowling Green, Kentucky and close the Houston office as of June 2008. On a per share basis, which takes into account cash dividends paid on the Series E Preferred Stock, the Company had a net loss of $0.01 and $0.06 per share in 2008 and 2007, respectively.
     Operating Revenues: Operating revenues totaled $288,000 in 2008 as compared to $50,000 in 2007 which is a 532% increase from 2007. The increase is mainly the result of the production of a new well in the county of Nueces, Texas called the Sien #1 GU. The Company sold these leases in February 2008 and retained an 8% royalty interest in the land. Wells were subsequently drilled on the property and produced approximately $206,000 of income for the Company in November and December of 2008.
     Direct Operating Costs: Direct operating costs for the producing oil and gas wells totaled $21 in 2008 compared to $38,000 in 2007. This decrease in expenses is a result of the wells being abandoned in 2007, minor adjustments in expenses from 2007 received in 2008 and the fact that the Company has a royalty interest in the new well in Nueces Texas, thus the Company bears no operating expense for their share.
     Other Operating Expenses: Other operating expenses includes impairment, abandonment, and dry hole costs, exploration costs, depreciation, depletion and amortization expense, accretion expense, and marketing costs. Other operating expenses decrease by 88% to $77,000 in 2008 compared to $612,000 in 2007. This decrease of $605,000 is primarily due to the decrease of $264,000 in impairment abandonment, and dry hole costs, and a decrease of $238,000 in exploration costs. Because of a lack of operation funds the Company eliminated all paid staff, and has, at least temporarily, suspended exploration efforts due to lack of available funds. Marketing costs were eliminated for the year 2008.
     General And Administrative Costs: General and administrative costs were $330,000 in 2008 compared to $850,000 for 2007, a decrease of $520,000, or 61%. The reduction is a result of the elimination of all paid employees and contractors in June 2008 and the consolidation of the offices to Bowling Green, Kentucky.
     Other Expenses, Net: Other expense increased $33,000 in 2008 from 2007 due mainly to increase in interest costs and a loss on sale of assets in 2008.
     Income Taxes: The Company had no federal or state income tax benefit in 2008 or in 2007, as a result of its continued net loss. Based on the continued net losses, a full valuation allowance has been recorded against the deferred tax assets associated with the net operating loss carry forwards. The Company has an estimated net operating loss carry forward of 9,421,000 and $8,804,000 as of December 31, 2008 and 2007 respectively. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issue of the additional shares from the private stock placement. This rule will limit the NOL carry forward amount to $267,000 per year. These NOLs begin expiring in 2017 if not utilized.
Balance Sheet Review
     Assets: The Company’s total assets decreased $302,000 from $537,000 as of December 31, 2007 to $235,000 as of December 31, 2008. Property costs decreased $496,000 primarily due to the sale of the Companies Furniture & Fixtures after the close of the Houston office and the abandonment of various undeveloped lease costs. The Company’s current assets increased $194,000 from $35,000 as of December 31, 2007 to $229,000 as of December 31, 2008 due to the income receivable from the Sien #1 GU well at year-end. In addition the Company reduced its reserve for potentially uncollectible accounts receivable as of December 31, 2008 by $19,000 to $222,000.

     Liabilities: The Company’s liabilities decreased to $1,313,000 as of December 31, 2008 compared to $1,448,000 as of December 31, 2007. The Company reduced is accounts payable and accrued expenses by $200,000 but increased loans from BR Group and other related parties during 2008 by $77,000. During 2008, BR Group loaned the Company $77,000 under a line of credit These funds were used to finance the Company’s operating overhead and the payment of accounts payable.
     The Company’s liabilities to third parties as of December 31, 2008 included $355,000 in trade payables and accrued expenses, and $51,000 in drilling advances. The Company’s liabilities to related parties includes $246,000 in trade payables and accrued expenses, $617,000 in notes payable due to related parties as of December 31, 2008. In addition, the long-term P&A Cost liability was $44,000 at December 31, 2008.
     Stockholders’ Equity: Total stockholder’s equity of the Company decreased $167,000 to a deficit of $1,078,000 at December 31, 2008. This decrease is as a result of the 2008 net operating loss of $175,000 and an increase in Additional paid in Capital or $8,000 due to imputed interest being calculated on a related party loan that bears no interest rate and being credited to Additional paid in Capital.
     Capital Resources and Liquidity: The Company’s current ratio (current assets / current liabilities) was .18 to 1 as of December 31, 2008 compared to .03 to 1 as of December 31, 2007. The change in the current ratio from 2007 to 2008 is a result a significant increase in accounts receivables due to the Sien #1 GU revenue that started producing in November 2008.
     The Company’s sources of cash during 2008 were from $409,000 in sales of assets, plus $77,000 in loans from BR Group and other related parties, and to the $69,000 in oil and gas sales receipts. The Company’s sources of cash during 2007 were $64,000 in proceeds from the sale of common stock, plus $501,000 in loans from BR Group and other related parties, and $50,000 is oil and gas sales.
     During 2008 the Company relied primarily upon sales of assets while in 2007 the Company relied primarily upon loans from related parties to fund its operations. Management intends to fund further growth with the revenue from the Sien #1 GU well and the future development of oil and gas prospects for a profit. Given the Company’s current financial condition, there is no assurance the Company will be able to raise any cash for future operations through the issuance of debt or equity securities.
     As of December 31, 2008 the Company has no contractual obligations that will encumber their cash flow into the future.
7. FINANCIAL STATEMENTS
     The response to this item is set forth herein in a separate section of this Report, beginning on Page F-1.
8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     The Company elected to change auditors for its 2007 financial statements. The accounting firm of Killman, Murrell & Company, PC was retained to audit its December 31, 2008 and 2007 financial statements. The Company had no disagreements with its previous auditors, Mountjoy & Bressler, LLP who audited the Company’s December 31, 2006 financial statements.

8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) promulgated there under, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective, at a reasonable assurance level, as of the Evaluation Date, to ensure that information required to be disclosed in reports that we file or submit under that Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     The Company maintains a system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. There was no change in our internal control over financial reporting, that occurred during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined rule 13a-15(f) of the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
     An evaluation was preformed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principals as of December 31, 2008
     This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in their annual report.
Inherent Limitations of Internal Controls
     There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention and overriding of controls and procedures. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
     On December 1, 2006, the Company entered into an employment agreement with James G. Brown to serve as the Drilling and Production Manager. Mr. Brown’s contract is for a three year period and provides for automatic extensions for one additional year at the end of the initial term and each extension period, unless either party gives at least 30 days prior notice, prior to the end of the applicable term. Mr. Brown’s annual base salary was $168,000. Mr. Brown’s employment contract also provided that the Company would grant him the number of shares of restricted Company common stock equal to $20,000 divided by the previous 30 day trading price of the Company stock on each of the anniversary dates of the agreement in 2007, 2008, 2009.
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

PART III
9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
The directors of the Company as of December 31, 2008 are as follows:

Director	Age	Company Position or Office	Director Since

Robert D. Burr	63	Chairman, President and CEO	1996

Harry J. Peters	65	Director	2000

Gregory B. Shea	46	Director	1999
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
     The Company believes that during the 2008 fiscal year, its officers, directors and 10% shareholders complied with the Section 16(a) filing requirements in a timely fashion.
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
10. Executive Compensation
     The following table shows information for the year ended December 31, 2008 regarding the compensation of both our Chief Executive Officers, and each of our two other most highly compensated executive officers as of December 31, 2008, whom we refer to collectively as the “Named Executive Officers,” for service in all capacities with our company and our subsidiaries.
SUMMARY COMPENSATION TABLE

Change in
pension value
and non-
						Non-equity	qualified
Name and				Stock	Option	incentive plan	deferred	All other
Principal		Salary	Bonus	Awards	Awards	compensation	compensation	compensation	Total
Position	Year	($)	($)	($)	($)	Non-Equipty	earnings ($)	($)	($)

Robert D. Burr President and CEO (1)	2008	—	—	—	—	—	—	—	—

(1)	Mr. Burr has served as President and CEO since April 4, 2007 with no compensation.

Employment Agreements
See Part II, Section 8B., page 15 for Employment contract data.
STOCK OPTION PLAN
     On February 22, 2005, the Board of Directors approved the Bayou City Exploration, Inc. (formerly Blue Ridge Energy, Inc.) 2005 Stock Option and Incentive Plan (the “Stock Option Plan”). The Stock Option Plan allows for the granting of stock options to eligible directors, officers, employees, consultants and advisors.
     Effective January 1, 2006, the Company accounts for the Plan in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the period ended December 31, 2008. Prior to January 1, 2006, the Company accounted for stock compensation cost under the Plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) as permitted by SFAS 123 as originally issued. Under APB 25, stock compensation expense was recognized only if the options had intrinsic value (difference between option exercise price and the fair market value of the underlying stock) at the date of grant. As the Company issued all options with an exercise price equal to the grant date market value of the underlying stock, no compensation expense had previously been recorded by the Company.
     The maximum number of shares with respect to which options may be awarded under the Stock Option Plan is seven million (7,000,000) common shares of which approximately 3,900,000 shares remain available for grant as of December 31, 2008. The following table shows more information about our Stock Option Plan.
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
future issuance under
equity compensation
plans (excluding
	Number of securities to	Weighted-average	securities to be issued
	be issued upon exercise	exercise price of	upon exercise of
	of outstanding options,	outstanding options,	outstanding options,
Plan category	warrants and rights	warrants and rights	warrants, and rights)

Equity compensation plans approved by security holders	3,068,750	$0.428	3,900,000

Equity compensation plans not approved by security holders	None	n/a	None

Total	3,068,750	$0.428	3,900,000
     The following table shows information regarding awards granted to each of our Named Executive Officers under our Stock Option Plan outstanding as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

	Number of	Number of
	Securities	Securities	Equity Incentive Plan
	Underlying	Underlying	Awards: Number of
	Unexercised	Unexercised	Securities Underlying
	Options	Options	Unexercised	Option Exercise	Option
	(#)	(#)	Unearned Options	Price	Expiration
Name	Exercisable	Unexerciseable	(#)	($)	Date

Robert D. Burr President and CEO (1)	75,000	—	—	$1.70	04/30/11
	281,250	—	—	$0.40	04/30/12
	967,500	—	—	$0.30	02/22/10
Harry J. Peters Director	50,000	—	—	$1.70	04/30/11
	187,500	—	—	$0.40	04/30/12
	710,000	—	—	$0.30	02/22/10
Gregory B. Shea Director	50,000	—	—	$1.70	04/30/11
	187,500	—	—	$0.40	04/30/12
	460,000	—	—	$0.30	02/22/10
BOARD MEETINGS AND COMPENSATION
     During the year ended December 31, 2008, the Board of Directors of the Company met on one occasion. Each of the Company’s directors attended the meeting of the Board of Directors. While the Company has no formal policy, directors are encouraged to attend the Company’s annual meeting of stockholders. The Company does not have an Audit, Nomination or Compensation Committee.
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
     During 2008, the directors of the Company received the following compensation for their services as directors of the Company.
DIRECTOR COMPENSATION

	Fees				Non-
	Earned				Qualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Robert D. Burr	—	—	—	—	—	—	—
Harry J. Peters	—	—	—	—	—	—	—
Gregory B. Shea	—	—	—	—	—	—	—

11. SECURITIES OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
     The table below sets forth each stockholder who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company at December 31, 2008. The Securities Exchange Act of 1934 requires certain persons, including the Company’s directors and executive officers, to file reports with the SEC regarding beneficial ownership of certain equity securities of the Company. The Company has relied upon information known to the Company and these SEC beneficial ownership filings in disclosing the following information regarding security ownership of 5% beneficial owners and management.

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
     The table below sets forth the beneficial ownership of the Company’s Common Stock by each executive officer, director and director nominee of the Company as of December 31, 2008.

Name of	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership (4)	of Class

Robert D. Burr (1)	3,907,721	14.0%

Harry J. Peters (2)	1,012,263	3.7%

Gregory B. Shea (3)	762,263	2.8%

All directors, nominees and officers as a group (3 persons)	5,682,247	20.2%

(1)	Mr. Burr’s beneficial ownership includes vested options of 1,323,750 shares and 2,583,971 shares (71.02% of 3,638,371) of BR Group’s direct ownership of common shares. By virtue of his position as Chairman of the Board of BR Group, Mr. Burr may be deemed to beneficially own the 3,638,371 shares of the Company’s Common Stock beneficially owned by BR Group however, Mr. Burr disclaims beneficial ownership of these shares except to the extent described in the following sentence. Mr. Burr beneficially owns approximately 71.02% of the outstanding shares of BR Group, which beneficially owns approximately 13.8% of the Company.

(2)	Mr. Peters’ beneficial ownership includes vested options of 947,500 shares and 64,763 shares (1.78% of 3,638,371) of BR Group’s direct ownership of common shares.

(3)	Mr. Shea’s beneficial ownership includes vested options of 697,500 shares and 64,763 shares (1.78% of 3,638,371) of BR Group’s direct ownership of common shares.

(4)	These beneficial ownerships represent vested stock options and options exercisable within 60 days of July 31, 2008.
12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
A. Common Stock Transactions
     As of December 31, 2008, there are 26,653,633 shares of common stock issued and outstanding. A total of 3,638,371 shares are held by Blue Ridge Group, Inc. and the remaining 23,015,262 shares are held by approximately 600 shareholders of record.
B. Payables and Notes Payable to Related Parties.
     As of December 31, 2008 and December 31, 2007 the Company had the following debts and obligations to related parties:

	December	December
	30, 2008	31, 2007
Trade payable to BR Group	$3,000	$3,000
Payable to BR Group for proceeds from sale of asset	-0-	23,000
Drilling Advances payable to Gulf Coast Drilling Co.	104,000	154,000
Payable to minority shareholders for operating capital	85,000	85,000
Note payable to BR Group	123,000	123,000
Line of Credit payable to BR Group for operating capital	393,000	316,000
Note payable to Peter Chen — a minority shareholder	100,000	100,000
Accrued Interest	55,000	18,000

Total Payable or Notes Payable to Related Parties	$863,000	$822,000

     The promissory note payable to BR Group was originally entered into October 1, 2004, for $123,000 to settle outstanding cash advances received from BR Group during prior periods. The note bears interest at 7.95% and is payable in full on or before July 17, 2009. The note is secured by all oil and gas production income that the Company holds until the note has been paid in full. The Company has failed to make payments on the note since February, 2007. The accrued interest amount includes the unpaid interest on this note as of December 31, 2008 in the amount of $17,000.
     The line of credit payable to BR Group was executed by the Company on July 17, 2008, in the amount of $500,000 to finance the Company’s operations. As of December 31, 2008 the Company has a liability balance under this line of credit arrangement due BR Group in the amount of 393,000. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest is due July 17, 2009. Accrued interest on the note as of December 31, 2008 was $38,000.

     The fee mineral acres of the McAllen West Prospect previously secured the line of credit from BR Group. In February, 2008, the Company was successful in selling its McAllen West Prospect and received $358,000. The Company had costs of $300,000 associated with this prospect previously included in property and equipment on the Company’s balance sheet resulting in a $58,000 gain on sale of assets recognized in the Company’s statement of operations. The sales proceeds from the secured property have not been paid to BR Group. BR Group has not yet demanded the proceeds from the sale to be paid on the secured indebtedness but instead has allowed the sales proceeds to remain in Bayou to be used for operating capital.
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
     As of December 31, 2008 and 2007, the Company owed Gulf Coast Drilling Company (an affiliate of BR Group) $104,000 and 154,000, respectively, in drilling advances received for the King Unit #1 well that were in excess of BR Group’s participation interest in the well.
     As of December 31, 2008 and 2007, the Company had a trade payable due to BR Group in the amount of $3,000.
13. EXHIBITS
A) EXHIBITS

31.1	Section 302 Certification of Chief Executive Officer’s

31.2	Section 302 Certification of Chief Financial Officer’s

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer
14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT AUDITORS
     On March 18, 2008, the Company hired Killman, Murrell & Company, PC (“Killman”) as its independent auditors for auditing the Company’s financial statements for the year ended December 31, 2008 and December 31, 2007. It is not anticipated that the auditors will be present at the Annual Meeting.

AUDIT FEES
     The Company incurred $16,000 in fees from Killman for the review of three 2008 quarterly 10-Q reports and approximately $30,000 for its annual December 31, 2008 audit. The Company incurred $14,000 in fees from Mountjoy & Bressler, LLP for the review of the three 2007 quarterly 10-QSB reports and $36,000 from Killman for auditing the Company’s financial statements for December 31, 2007.
TAX FEES
During 2008 the Company engaged an independent CPA firm other than its independent auditors to prepare its 2007 federal and state tax returns. Danny W. Looney, PC billed the Company $4,000 during 2008 for the preparation of the Company’s 2007 federal and state income tax filings. During 2007 Danny W. Looney, PC billed the Company $3,000 for the preparation of the Company’s 2006 federal and state income tax filings. No other fees were charged by Killmann during 2008 and 2007. The Board of Directors has considered the scope of the above services and concludes these services do not impair the auditor’s independence.
PART IV
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bowling Green, State of Kentucky on March 30, 2009.

Bayou City Exploration, Inc.
By:	/s/ Robert D. Burr
Chief Executive Officer and President

By:	/s/ Robert D. Burr
Acting Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and the dates indicated.
Bayou City Exploration, Inc., Registrant
Date: March 30, 2009

By:	/s/ ROBERT D. BURR
ROBERT D. BURR
Director, Chairman of the Board

By:	/s/ Gregory B. Shea	By:	/s/ HARRY J. PETERS

	Gregory B. Shea Director		HARRY J. PETERS Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Bayou City Exploration, Inc.
Bowling Green, Kentucky
     We have audited the accompanying balance sheets of Bayou City Exploration, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayou City Exploration, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
March 20, 2009

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

CURRENT ASSETS:
Cash	$18,042	$21,714
Accounts receivable:
Trade and other (net of reserves — $222,011 as of December 31, 2008 and 241,363 as of December 31, 2007).	210,674	13,457

TOTAL CURRENT ASSETS	228,716	35,171

PROPERTY, PLANT, AND EQUIPMENT, NET	5,834	494,718

OTHER NONCURRENT ASSETS	—	7,024

TOTAL ASSETS	$234,550	$536,913

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$354,789	$519,051
Accounts payable — related party	246,298	281,965
AFE advances from JIB owners	51,186	51,186
Notes payable — related parties	616,569	539,895
Current portion of long-term debt — other	—	12,243

TOTAL CURRENT LIABILITIES	1,268,842	1,404,340

LONG TERM LIABILITY — P&A COSTS	43,806	43,806

TOTAL LIABILITIES	1,312,648	1,448,146

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2008 and 2007	—	—
Common stock, $0.005 par value; 150,000,000 shares authorized; 26,653,633 shares issued and outstanding at December 31, 2008 and 2007	133,268	133,268
Additional paid in capital	13,284,765	13,276,765
Accumulated deficit	(14,496,131)	(14,321,266)

TOTAL STOCKHOLDERS’ DEFICIT	(1,078,098)	(911,233)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$234,550	$536,913

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31
	2008	2007
OPERATING REVENUES:
Oil and gas sales	$287,808	$49,946

TOTAL OPERATING REVENUES	287,808	49,946

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	21,329	37,539
Impairment, abandonment and dry hole costs	28,311	292,403
Exploration costs	14,899	252,596
Depreciation, depletion and amortization	33,484	67,437
Marketing costs	—	12,779
General and administrative costs	329,927	849,647

TOTAL OPERATING COSTS	427,950	1,512,401

OPERATING LOSS	(140,142)	(1,462,455)

OTHER INCOME (EXPENSE):
Interest expense	(45,108)	(20,885)
Gain (loss) on sale of assets	(22,129)	19,485
Forgiveness of debt	32,514	—

NET LOSS BEFORE INCOME TAX	(174,865)	(1,463,855)

Income Tax Provision	—	—

NET LOSS	(174,865)	(1,463,855)

Series E Preferred Stock Cash Dividends	—	(27,960)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(174,865)	$(1,491,815)

NET LOSS PER COMMON SHARE	$(0.01)	$(0.06)

Weighted Average Common Shares Outstanding — Basic and Diluted	26,653,633	26,309,726

The accompanying notes are an integral part
of these financial statements

Bayou City Exploration Inc
Statement of Stockholders’ Deficit
For the years ended December 31, 2008 and 2007

		Preferred Stock		Common Stock		Additional	Accumulated
		Shares	Amount	Shares	Amount	Paid-in-Capital	Deficit	Total

Balance at December 31, 2006		23,300	$23	26,276,943	$131,385	$13,214,625	$(12,829,451)	$516,582
Correction in common stock shares	1 QTR 07	—	—	4,190	21	(21)	—	—
Conversion of series E preferred to common	4 QTR 07	(23,300)	(23)	116,500	582	(559)	—	—
2007 regulation S offering at $.25 per share	4 QTR 07	—	—	256,000	1,280	62,720	—	64,000
Dividends paid-preferred stock		—	—	—	—	—	(27,960)	(27,960)
Net loss		—	—	—	—	—	(1,463,855)	(1,463,855)

Balance at December 31, 2007		—	—	26,653,633	133,268	13,276,765	(14,321,266)	(911,233)
Interest on non-interest bearing note payable to shareholder		—	—	—	—	8,000	—	8,000
Net loss		—	—	—	—	—	(174,865)	(174,865)

Balance at December 31, 2008		—	$—	26,653,633	$133,268	$13,284,765	$(14,496,131)	$(1,078,098)

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss	$(174,865)	$(1,463,855)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion, and amortization	33,484	67,437
Impairment, abandonment, and dry hole costs	28,311	292,403
Reserve for accounts receivable	(19,352)	(241,363)
Loss on sale of assets	22,129	(19,485)
Interest contributed by shareholder	8,000	—
Forgiveness of debt	(32,514)	—
Change in operating assets and liabilities:
Accounts receivable — trade	(177,865)	523,703
Accounts receivable — related party	—	19,081
Prepaid expense and other assets	7,024	33,909
AFE advances — JIB owners	—	(326,253)
Accounts payable — related party	(35,667)	58,234
Accounts payable and accrued liabilities	(139,364)	(515,488)
Long term liability — P&A costs	—	(23,485)

NET CASH USED IN OPERATING ACTIVITIES	(480,679)	(1,595,162)

CASH FLOW FROM INVESTING ACTIVITIES:

Purchase of furniture and computer equipment	(3,977)	(7,821)
Purchase of oil and gas properties	—	(60,095)
Proceeds from sale of assets	408,937	69,450

NET CASH PROVIDED BY INVESTING ACTIVITIES	404,960	1,534

CASH FLOWS FROM FINANCIANG ACTIVITIES:

Payments on long term debt	(4,627)	(16,051)
Increase in long term debt — related parties	76,674	416,407
Proceeds from 2007 Regulation S Offering	—	64,000
Dividends paid	—	(27,960)

NET CASH PROVIDED BY FINANCING ACTIVITIES	72,047	436,396

NET (DECREASE) IN CASH	(3,672)	(1,157,232)

CASH AT BEGINNING OF PERIOD	21,714	1,178,946

CASH AT END OF PERIOD	$18,042	$21,714

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$242	$20,855

Cash paid for federal income taxes	$—	$—

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007
1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
     Bayou City Exploration, Inc., (the “Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated (“Gem Source”), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In September 2005, the Company changed its name to Bayou City Exploration, Inc.
     On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101 in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. This move was completed in May, 2007. The Company’s executive office in the year 2006 was located at 10777 Westheimer, Suite 170, Houston, Texas, 77042. Since relocating the Company’s headquarters to Bowling Green, Kentucky the Company has maintain only the geological contract staff in the Houston office for the continued development and sale of the Company’s prospects until June of 2008 when they eliminated the staff and closed the office.
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
Recently Issued Accounting Standards
     Share-Based Payment: Financial Accounting Standards Board Statement (FASB) 123(R), Share-Based Payment was issued in December 2004. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in FASB Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. Statement 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. This statement was adopted on January 1, 2006 using the modified prospective application. Under this method, only new awards and awards modified, repurchased, or cancelled after the required effective date will be subject to requirements of FAS 123(R). No restatement of prior periods was necessary. The stock based compensation expense recognized in 2006 by the Company was $833,221, which is reflected as a part of the Company’s general and administrative expenses. There was no stock based compensation expense in 2008 or 2007.
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
     In April 2005, the FASB issued FSP FAS 19-1 Accounting For Suspended Well Costs. The FASB Staff concluded that well costs should continue to be capitalized when the well has found a sufficient quantity of reserves to justify completion as a producing well and the company is making progress assessing reserves and the economic viability of the project. In effect, the Staff concluded that the 1-year period for assessing reserves as proved be waived provided that the two criteria discussed above are consistently met. The FSP was effective for the first interim period beginning after April 4, 2005. This FSP did not have a material impact on the Company’s 2007 or 2008 financial statements.

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
Accounts Receivable
     Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Based upon a review of trade receivables as of December 31, 2008, a total of $222,000 was considered potentially uncollectible, This compares to $241,000 at December 31, 2007. A reserve for uncollectible receivables was recognized for this amount and is included in abandonment costs of the Company’s 2008 and 2007 statement of operations. Receivables are reviewed quarterly, and if any are deemed uncollectible, they are written off as bad debts.
Managed Limited Partnerships
     Prior to 2004, the Company sponsored limited partnerships for which it serves as the Managing General Partner. The Company normally participates for 1% of the Limited Partnerships as the Managing General Partner and accounts for the investment under the equity method. Revenues received and changes in the partnership investment is recorded as oil and gas revenue and net assets, respectively.
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
     The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At December 31, 2008, the Company had no costs capitalized pending determination.
Accounting for Asset Retirement Obligations
     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Prior to 2005, management determined that any future costs related to plugging and abandonment of producing wells would be substantially offset by the value of equipment removed from the well site and such estimates were immaterial to the financial statements. Therefore, no liability was recorded prior to 2005. Due to continued rising rig and fuel costs, a detailed estimate was made in the second quarter of 2005 to determine how these rising service costs would affect future plugging and abandonment costs. As a result of this analysis, management concluded that a liability should be recorded within the financial statements under the provisions of SFAS 143 and recorded the following during 2005: 1) an asset of $61,000, 2) accumulated amortization and amortization expense of $36,000, 3) a long-term liability of $78,000 and 4) accretion expense of $17,000. These costs are evaluated annually and adjusted accordingly under the guidelines of SFAS 143. As of December 31, 2008 and 2007, the assets have been fully impaired. The balance of the long term liability is $44,000 for each year respectively. There was no accretion expense in either 2008 and 2007. The balance of the liability is for a well operated by another operator. Management believes the liability accrued for future obligation on this well is adequate.

Surrender or Abandonment of Developed Properties
     Normally, no separate gain or loss is recognized if only an individual item of equipment is abandoned or retired or if only a single lease or other part of a group of proved properties constituting the amortization base is abandoned or retired as long as the remainder of the property or group of properties continues to produce oil or gas. The asset being abandoned or retired is deemed to be fully amortized, and its cost is charged to accumulated depreciation, depletion or amortization. When the last well on an individual property or group of properties with common geological structures ceases to produce and the entire property or property group is abandoned, gain or loss, if any, is recognized. Abandonment and dry hole costs were $43,000 and $545,000 for the years ended December 31, 2008 and 2007, respectively.
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
     The following expected future prices were used in 2008 and 2007 to estimate future cash flows to assess properties for impairment.

Oil Price Per Bbbl	2008	2007
Year 1	$45.00	$96.00
Year 2	$50.00	$96.00
Year 3	$50.00	$96.00
Year 4	$50.00	$96.00
Thereafter	$50.00	$96.00
Maximum	$50.00	$96.00

Gas Price Per Mcf	2008	2007
Year 1	$4.25	$6.44
Year 2	$4.50	$7.15
Year 3	$4.50	$7.17
Year 4	$4.50	$7.17
Thereafter	$4.50	$7.17
Maximum	$4.50	$7.17
     Oil and gas expected future price estimates were based on prices at each year-end. These prices were applied to production profiles of proved developed reserves at December 31, 2008 and 2007.

Income (Loss) Per Common Share
     The Company calculates basic earnings per common share (“Basic EPS”) using the weighted average number of common shares outstanding for the period. The income available to common shareholders is computed after deducting dividends on the Series E Preferred Stock. The convertible preferred stock and outstanding stock warrants are considered anti-dilutive and therefore, excluded from the earnings per share calculations. As the Company recorded a loss in 2008 and 2007, common share equivalents outstanding would be anti-dilutive, therefore, have not been included in the weighted average shares outstanding.
     The following table provides the numerators and denominators used in the calculation of Basic EPS for the years ended December 31, 2008 and 2007:

	2008	2007
Loss from operations	$(175,000)	$(1,464,000)
Less preferred stock dividends	-0-	(28,000)

Loss available to common stockholders	$(175,000)	$(1,492,000)

Common stock outstanding for the full year	26,653,633	26,276,943

Weighted average of private stock issuance and exercise of stock warrants and stock options	-0-	32,783

Weighted average common shares outstanding	26,653,633	26,309,726

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

Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits
     The Company maintains its cash balances in two financial institutions located in Houston, Texas and Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $250,000. At December 31, 2008 all cash balances were under $250,000.
Advertising
     The Company expenses advertising costs as these are incurred. For the year ended December 31, 2007, these costs are included in the statement of operations as marketing costs. There were no advertising costs incurred in 2008.
Income Taxes
     There is no provision for income taxes for the years ended December 31, 2008 and 2007. Income taxes are provided for under the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, therefore for financial reporting purposes, a valuation allowance of $3,960,000 and $3,647,000 has been recognized to offset the net deferred tax assets at December 31, 2008 and December 31, 2007, respectively. See Note 9 for additional information.
2. GOING CONCERN AND MANAGEMENT’S PLANS
     The Company has continued to incur recurring losses from operations and has not generated an internal cash flow from its business operations in recent years. The Company’s operations in 2008 were financed mainly from previous years cash reserves, loans from related parties, and the sale of assets. The Company’s operations prior to 2008 have been financed mainly from the sale of equity interest in the Company with proceeds from the sale of common stock, common warrants, and common stock options and loans from related parties. Given the Company’s current cash position, its obligations in trade payables and loans from related parties, and the uncertainty of additional future cash proceeds from the sale of equity interests in the Company there now exists substantial doubt about the Company’s ability to continue as a going concern.
The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2008 and 2007 includes an explanatory paragraph that states that the Company has experienced recurring losses from operations without establishing a sufficient ongoing source of revenues that raises a substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2008 and 2007 our statement of operations reflects a net loss from continued operations of $175,000 and 1,464,000, respectively.
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
     Management’s plans with regard to these matters include the following actions: 1) attempting to obtain funding from the issuance of new debt or equity instruments, 2) implementing a plan to generate additional operating income sufficient to cover ongoing re-occurring operating costs, and 3) restructuring or negotiating settlements on third party liabilities. The Company’s continued existence is dependent upon its ability to accomplish these objectives. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.
3. SALE OF MCALLEN WEST PROSPECT
     In February, 2008 the Company successfully sold its McAllen West Prospect and received proceeds of $358,000, plus retained a term royalty deed for 12% interest for a period of seven years and as long as production continues from the property. If there is no production at the end of seven years or the production subsequently ceases from the property the term royalty deed interest shall terminate. The Company recognized a gain of $58,000 on the sale of its McAllen West Prospect.
4. RELATED PARTY TRANSACTIONS
A. Common Stock Transactions
     As of December 31, 2008, there are 26,653,633 shares of common stock issued and outstanding. A total of 3,638,371 shares are held by Blue Ridge Group, Inc., a related company, and the remaining 23,015,262 shares are held by approximately 600 shareholders of record.
B. Payables and Notes Payable to Related Parties.
     As of December 31, 2008 and December 31, 2007 the Company had the following debts and obligations to related parties:

	December 30, 2008	December 31, 2007
Trade payable to BR Group	$3,000	$3,000
Payable to BR Group for proceeds from sale of asset	-0-	23,000
Drilling Advances payable to Gulf Coast Drilling Co.	104,000	154,000
Payable to minority shareholders for operating capital	85,000	85,000
Note payable to BR Group	123,000	123,000
Line of Credit payable to BR Group for operating capital	393,000	316,000
Note payable to Peter Chen — a minority shareholder	100,000	100,000
Accrued Interest	55,000	18,000

Total Payable or Notes Payable to Related Parties	$863,000	$822,000

     The promissory note payable to BR Group was originally entered into October 1, 2004, for $500,000 to settle outstanding cash advances received from BR Group during prior periods. The note bears interest at 7.95% and is payable in full on or before July 17, 2009. The note is secured by all oil and gas production income that the Company holds until the note has been paid in full. The Company has failed to make the monthly payments on the note since February, 2007. The accrued interest amount includes the unpaid interest on this note as of December 31, 2008 in the amount of $20,000.
     The line of credit payable to BR Group was executed by the Company on July 17, 2008, in the amount of $500,000 to finance the Company’s operations. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest is due July 17, 2009. The balance of the line of credit was $393,000 and $316,000 for the years ended December 31, 2008 and 2007 respectively. The accrued interest amount includes the unpaid interest on this line of credit in the amount of $34,000 and $10,500 as of December 31, 2008 and 2007, respectively.

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
     On August 1, 2006, the Company sold 18.75% of its original 25% carried interest in the Neches Townsite prospect to BRG in exchange for a reduction of $198,188 in the note payable balance to BR Group. This value was determined based upon 18.75% of the estimated drilling costs of the King #1 well. The King Unit #1 well was drilled on the Neches Townsite prospect and was a dry hole. As of December 31, 2008 and 2007, the Company owed Gulf Coast Drilling Company (an affiliate of BR Group) $104,000 and 154,000, respectively, in drilling advances received for the King Unit #1 well that were in excess of BR Group’s participation interest in the well.
     As of December 31, 2008 and 2007, the Company had a trade payable due to BR Group in the amount of $3,000.
5. PROPERTY AND EQUIPMENT
     Property and equipment, stated at cost, consisted of the following:

	December 31
	2008	2007
Proved oil and gas properties	$98,000	$84,000
Investment in partnerships	21,000	21,000
Unproved oil and gas properties	-0-	338,000
Furniture and computer equipment	-0-	358,000

Total property and equipment	$119,000	$801,000

Less accumulated depletion, depreciation and amortization	(113,000)	(306,000)
Less impairment	—	—

Net property and equipment	$6,000	$495,000

     Depreciation, depletion and amortization expense was $33,000 and $67,000 during the years ended 2008 and 2007, respectively.
     During 2008 and 2007, the Company provided for impairment, abandonment and dry hole costs of $28,000 and $292,000, respectively. The 2008 amount was for abandonment of undeveloped properties. The 2007 amount was includes $51,000 for abandonment of oil and gas properties and $241,000 reserve for uncollectable receivable from joint owners related to plugging and abandonment expenses on wells.
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

     This seismic license and any related “prospecting costs” such as geological and geophysical (G&G) consulting and G&G studies are defined as Exploration Costs under FASB Statement 19 and such expenditures are to be expensed as incurred. During 2008 and 2007, $15,000 and $253,000, respectively, was incurred for exploration costs and charged to expense.
7. OPERATING LEASE
     The Company entered into an operating lease for its administrative office in Houston, Texas on April 1, 2003. The lease expired on June 30, 2008 and was not renewed. Total rental expense was approximately $58,000 for 2008 and $116,000 for 2007.
8. INCOME TAXES
     The tax effect of significant temporary differences representing the net deferred tax liability at December 31, 2008 and 2007 were as follows:

	2008	2007
Net operating loss carry forward	$3,647,000	$3,067,000
Intangible drilling costs	-0-	(419,000)
Depletion, depreciation and amortization	(3,000)	416,000
Impairment of property	-0-	267,000
Stock based compensation	316,000	316,000
Valuation allowance	(3,960,000)	(3,647,000)

Net deferred tax liability	$—	$—

     The Company recorded $-0- as income tax expense for the years ended December 31, 2008 and 2007, as a result of the net loss recognized in each of these years. Further, an income tax benefit was not recognized in either of the years due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.
     The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

	2008		2007
	Amount	Percent	Amount	Percent
Income tax benefit computed at the statutory rate	$59,000	34.0%	$497,000	34.0%
Increase (reduction) in tax benefit resulting from:
State and local income taxes, net of federal tax effect	7,000	4.0%	59,000	4.0%
Adjustment for prior year book to tax changes	(32,000)	(38.0)%	(128,000)	(38.0)%
Permanent items	—	(0.0)%	(1,000)	(0.1)%
Valuation allowance	(34,000)	(38.0)%	(427,000)	(37.9)%

Income tax benefit	$—	—	$—	—

     The Company has an estimated net operating loss carry forward of $9,421,000 and $8,804,000 as of December 31, 2008 and 2007 respectively. These net operating loss carry forwards will begin expiring in 2017 unless utilized sooner. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issuance of the additional shares from the private stock placement. As of December 31, 2004, the net operating loss (NOL) carry forward amount was $3,341,000. The Section 382 rule will limit the use of this December 31, 2004 NOL carry forward to $267,000 per year.

9. COMMITMENTS AND CONTINGENCIES
Commitments
     The Company has liabilities to various vendors with past due amounts including a judgment against it for $23,000 and an active lawsuit against it for $55,000. These liabilities are recorded in the financial statements in accounts payable. Unless the Company secures additional funds from additional debt or equity instruments the Company will not be able to meet the timely payment of its liabilities. The Company also has significant payments for notes payable due in 2009 it is currently unable to pay. All the Company notes payable will mature and be due in full during the year 2009. The Company will seek to renegotiate and extend the term of its existing notes payable but may be unable to negotiate revised due dates for its various debt obligations. This may result in collection litigation and potential future judgments against the Company. Other than the potential claims from vendors and the current lenders of the Company’s notes payable, neither the Company nor any of its properties is subject to any material pending legal proceedings.
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
     The Company had employment contracts with two employees and one independent contractor whose services were terminated effective April 1, 2007. All employment and consulting agreements are with employees no longer associated with the Company. No releases have been obtained but no action has been taken by any parties. The ultimate outcome of these contracts is unknown at this time.
10. STOCKHOLDERS’ EQUITY
Authorization to Issue Shares — Preferred and Common
     The Company is authorized to issue two classes of stock that are designated as common and preferred stock. On October 8, 2004, a Special Meeting of Stockholders was held requesting the approval of an Amendment to the Company’s Articles of Incorporation to increase the authorized shares of Common Stock from 20,000,000 shares to 150,000,000 shares. The amendment was approved at the Special Meeting of Stockholders. As of December 31, 2008, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.
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
     On February 22, 2005, the Board of Directors adopted the 2005 Plan, the purposes of which are to (i) attract and retain the best available personnel for positions of responsibility within the Company, (ii) provide additional incentives to employees of the Company, (iii) provide directors, consultants and advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continuance of service to the Company and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company’s business and increases in shareholder value, and (iv) generally to promote the success of the Company’s business and the interests of the Company and all of its stockholders, through the grant of options to purchase shares of the Company’s Common Stock and other incentives. Incentive benefits granted hereunder may be either Incentive Stock Options, Non-qualified Stock Options, stock awards, Restricted Shares, cash awards or other incentives determined by the board, as such terms are hereinafter defined. The types of options or other incentives granted shall be reflected in the terms of written agreements. Subject to adjustments upon changes in capitalization or merger, the maximum aggregate number of shares which may be optioned and sold or otherwise awarded under the 2005 Plan is seven million (7,000,000) common shares which includes options previously granted under the 2001 Plan. Any common shares available for grants and awards at the end of any calendar year shall be carried over and shall be available for grants and awards in the subsequent calendar year. The Board of Directors has all power to administer the 2005 Plan and is the body responsible for the Plan. Generally, awards of options under the 2005 plan vest immediately or on a graded basis over a 5 year term. The maximum contractual period of options granted is 10 years. The 2005 Plan will terminate on February 22, 2015. As of December 31, 2008, approximately 3,900,000 shares are available for grant. Issuance of common stock from the exercise of stock options will be made with new shares from authorized shares of the Company.
There were no stock options granted during the year 2008 or 2007.
     At December 31, 2008, there were options, fully vested and expected to vest, to purchase 3,068,750 shares with a weighted average exercise price of $0.428, an intrinsic value of $0.00 and a weighted average contractual term of 1.786 years.
     At December 31, 2007, there were options, fully vested and expected to vest, to purchase 3,068,750 shares with a weighted average exercise price of $0.428, an intrinsic value of $0.00 and a weighted average contractual term of 2.786 years.
     At December 31, 2008, there were options, fully vested and currently exercisable, to purchase 3,068,750 shares with a weighted average exercisable price of $0.428, an intrinsic value of $0.00 and a weighted average contractual term of 1.786 years.
     At December 31, 2007, there were options, fully vested and currently exercisable, to purchase 3,068,750 shares with a weighted average exercisable price of $0.428, an intrinsic value of $0.00 and a weighted average contractual term of 2.786 years.

     At December 31, 2008 and 2007, there was $0 in unrecognized stock-based compensation costs related to non-vested stock options.
     For the years ended December 31, 2008 and 2007 there was $0 stock based compensation expense.
     When calculating stock-based compensation expense the Company must estimate the percentage of non-vested stock options that will be forfeited due to normal employee turnover. Since its adoption of SFAS 123(R) on January 1, 2006, the Company initially used a forfeiture rate of 20% and increased its forfeiture rate to 50% during the third quarter 2006. This was due to the Company experiencing a number of resignations of senior management personnel, each of whom had been awarded options which, in many cases, had not vested and therefore will be forfeited. In the future the Company will use an appropriate estimate for the forfeiture rate at the time of options the being granted, if any.
     The Company did not record any tax benefit for stock based compensation expense in accordance with its current policy on providing for a full income tax valuation allowance more fully explained in the “Income Taxes” note below.
     The following table provides a summary of the stock option activity for all options for the year ended December 31, 2008.

	Number of	Options Exercise
	Weighted Average	Price

Options at December 31, 2007	3,068,750	$0.428

Options expired	-0-

Options at December 31, 2008	3,068,750	$0.428

Options exercisable at December 31, 2008	3,068,750	0.428

     There were no stock option grants made during the years ended December 31, 2008 or 2007.
Common Stock Warrants
     In 2006, there were 110,000 US Exempt Offering warrants issued and 315,000 Regulation S Offering warrants issued. None of the US Exempt Offering or Regulation S Offering warrants were exercised during 2008 or 2007. These warrants expired on June 30, 2008.
     In 2006, the Company issued 52,500 warrants under the Regulation S offering. Each warrant granted the holder the right to purchase one share of the Company’s common stock at a price of $2.00 at any time up to two years from the date of issuance of the warrant. None of the 2006 Regulation S Offering warrants were exercised during 2008 or 2007. These warrants expired on August 31, 2008.
     The following table discloses warrants issued and outstanding as of December 31, 2008. All warrants expire at the end of the exercisable period. These warrants have not been registered with the SEC and accordingly, are restricted from sale under Rule 144 or Regulation S.

AGGREGATE AMOUNT
TITLE OF	OF SECURITIES	DATE FROM	PRICE AT	ISSUED IN
ISSUE OF	CALLED FOR BY	WHICH WARRANTS	WHICH WARRANTS	CONNECTION WITH
SECURITIES	WARRANTS	ARE EXERCISABLE	ARE EXERCISABLE	WARRANTS ISSUED

Series K Stock Warrants	110,000 Warrants	Expired June 30, 2008	N/A	2005 US Exempt Offering

Series L Stock Warrants	315,000 Warrants	Expired June 30, 2008	N/A	2005 Regulation S Offering

Common Stock Warrants	52,500 Warrants	Expired August 31, 2008	N/A	2006 Regulation S Offering
11. SUBSEQUENT EVENTS:
     During February and March of 2009, the Company is in the process of negotiating settlements with many of it’s third party creditors. The Company has settled with some creditors and is still in negotiations with several others. The Company believes a settlement will be obtained in most cases by the end of the second quarter of 2009 but has no estimate of the total savings at this time.

BAYOU CITY EXPLORATION, INC.
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (UNAUDITED)
Costs Incurred in Oil and Gas Acquisition, Exploration and Development Activities:

	December 31
	2008	2007
Acquisition of properties
Proved	$—	$—
Unproved	—	60,000
Exploration costs	15,000	253,000
Development costs	—	—

Total oil and gas acquisitions	$15,000	$313,000

Capitalized Costs of Oil and Gas Properties:

	December 31
	2008	2007
Proved oil and gas properties	$98,000	$84,000
Investment in partnerships	21,000	21,000
Unproved oil and gas properties	—	338,000

Total oil and gas properties	119,000	443,000
Less accumulated depreciation, depletion and amortization	(113,000)	(107,000)

Net oil and gas properties	$6,000	$336,000

Results of Operations from Oil and Gas Producing Activities:

	December 31
	2008	2007
Oil and gas sales	$277,000	$36,000
Oil and gas sales from partnerships	11,000	14,000
Production costs	(21,000)	(38,000)
Accretion Expense	—	—
Exploration, abandonment and dry hole expenses	(43,000)	(545,000)
Depreciation, depletion and amortization and valuation provision	(5,000)	(7,000)

Net operating loss from oil and gas activity before income taxes	219,000	(540,000)
Income tax effect	—	—

Results of operations from oil and gas producing activities (excluding corporate overhead and financing cost)	$219,000	$(540,000)

F-20

Proved Oil and Gas Reserve Quantities
     The following table present estimates of the Company’s proved oil and gas reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. All of the Company’s reserves reported below are located in the United States. Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment and operating methods. At the end of December 2008 the Company choose not to get a reserve report due to the fact that the only remaining property the Company has is the Pedigo and remaining reserves are deemed to be immaterial and thus shown as zero below.

	Oil (Bbls)	Gas (Mcf)
Reserves, December 31, 2007	24,286	1,089,000
Revisions	—	—
Sale of minerals in place	(24,286)	(1,083,000)
Discoveries and extensions	—	—
Production	—	(6,000)

Reserves, December 31, 2008	-0-	-0-

Proved developed reserves

December 31, 2007	—	6,000

December 31, 2008	—	—

Standardized Measure of Discounted Future Net Cash Flows
     The following table presents the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with SFAS No. 69:

	December 31
	2008	2007
Future cash inflows	$—	$10,136,000
Future development costs	—	(69,000)
Future production costs	—	(754,000)
Future income taxes	—	(3,166,000)

Future net cash flows	$—	$6,147,000
10% annual discount for estimated timing of cash flow	—	(2,403,000)

Standardized measure of discounted future net cash flows	$—	$3,744,000

	December 31
	2008	2007
Changes in standardized measure of discounted future net cash flows:
Standardized measure of discounted future net cash flows (beginning)	$—	$3,149,000
Sales of oil and gas, net of production costs	—	(12,407)
Net changes in prices, net of production cost	—	941,894
Revisions of previous quantity estimates	—	(130,366)
Change in future income taxes	—	(199,000)
Accretion of discount	—	—
Discoveries and extensions, net of production and development costs	—	—
Sales of reserves in place	—	(17,121)
Changes in future development costs	—	12,000
Development costs incurred during the period that reduced future development costs	—	—
Changes in production rates and other	—	—

Standardized measure of discounted future net cash flows (ending)	$—	$3,744,000

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