Form 10-Q
period 2009-03-31
BAYOU CITY EXPLORATION, INC.
filed 2009-05-15
CIK 1050957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Shares outstanding for each class of stock as of the latest practicable date

Title or Class	Share Outstanding on April 30, 2009
Common Stock, $0.005 par value	26,653,633
Preferred Stock, $0.001 par value	0
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes ☐     No ☑

	PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	FINANCIAL STATEMENTS OF REGISTRANT
	BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008	3
	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 200 (UNAUDITED)	4
	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)	5
	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS	7

ITEM 3.	CONTROLS AND PROCEDURES	10

	PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	11

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	11
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	March 31	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$28,815	$18,042
Accounts receivable:
Trade and other (net of reserves — $222,011 as of March 31, 2009 and December 31, 2008)	150,000	210,674

TOTAL CURRENT ASSETS	178,815	228,716

PROPERTY, PLANT, AND EQUIPMENT, NET	4,376	5,834

TOTAL ASSETS	$183,191	$234,550

LIABILITIES & STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$109,289	$354,789
Accounts payable — related party	188,844	246,298
AFE advances from JIB owners	51,186	51,186
Notes payable — related parties	508,081	616,569

TOTAL CURRENT LIABILITIES	857,400	1,268,842

LONG TERM LIABILITY — P&A COSTS	43,806	43,806

TOTAL LIABILITIES	901,206	1,312,648

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock, $0.005 par value; 150,000,000 shares authorized; 26,653,633 shares issued and outstanding at March 31, 2009 and December 31, 2008	133,268	133,268
Additional paid in capital	13,284,765	13,284,765
Accumulated deficit	(14,136,048)	(14,496,131)

TOTAL STOCKHOLDERS’ DEFICIT	(718,015)	(1,078,098)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$183,191	$234,550

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
OPERATING REVENUES:
Oil and gas sales	$283,025	$5,094

TOTAL OPERATING REVENUES	283,025	5,094

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	24,329	5,844
Exploration costs	—	13,440
Depreciation, depletion and amortization	1,458	16,706
General and administrative costs	52,603	67,164

TOTAL OPERATING COSTS	78,390	103,154

OPERATING INCOME (LOSS)	204,635	(98,060)

OTHER INCOME (EXPENSE):
Interest expense	(10,093)	(7,863)
Gain (loss) on sale of assets	—	57,750
Forgiveness of debt	165,541	—

NET INCOME (LOSS) BEFORE INCOME TAX	360,083	(48,173)

Income Tax Provision	—	—

NET INCOME (LOSS)	$360,083	$(48,173)

NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.00)

Weighted Average Common Shares Outstanding — Basic and Diluted	26,653,633	26,653,633

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (loss)	$360,083	$(48,173)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation, depletion, and amortization	1,458	16,706
Loss on sale of assets	—	(57,750)
Forgiveness of debt	(165,541)	—
Change in operating assets and liabilities:
Accounts Receivable — trade	60,674	2,328
AFE advances — JIB owners	—	—
Accounts payable — related party	(57,454)	(15,608)
Accounts payable and accrued liabilities	(79,959)	(98,389)

NET CASH USED IN OPERATING ACTIVITIES	119,261	(200,886)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	—	(3,977)
Proceeds from sale of oil and gas leaseholds	—	357,857

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	353,880

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long term debt	—	(3,701)
Proceeds from BR Group line of credit	(108,488)	23,295
Dividends paid	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(108,488)	19,594

NET INCREASE (DECREASE) IN CASH	10,773	172,588

CASH AT BEGINNING OF PERIOD	18,042	21,714

CASH AT END OF PERIOD	$28,815	$194,302

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
INTERIM REPORTING
The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-K of the Registrant for its fiscal year ended December 31, 2008 and subsequent filings with the Securities and Exchange Commission.
The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.
2. GOING CONCERN
The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2008 included an explanatory paragraph that stated that we have experienced recurring losses from operations and that our limited capital resources raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2008 and 2007 the Company’s statement of operations reflects a net loss from continued operations of $175,000 and $1,464,000, respectively. For the three months ended March 31, 2009 and 2008 the Company’s statement of operations reflects a net income from continued operations in 2009 of $360,000 and a net loss from continued operations in 2008 of $48,000.
The Company’s ability to meet future cash and liquidity requirements is dependent on a variety of factors, including its ability to raise more capital, continues success of a newly producing well, the Sien #1, successfully negotiating extended payment terms and discounts with its creditors and successfully implementing its plans of restructuring for the Company. The presence of the going concern note may have an adverse impact on the Company’s relationship with third parties such as potential investors. If the Company is unable to continue as a going concern it would have to liquidate its remaining assets, if any.
3. SALE OF PROPERTY:
In February, 2008, the Company was successful in selling its McAllen West Prospect and received $358,000. The Company had costs of $300,000 associated with this prospect previously included in property and equipment on the Company’s balance sheet resulting in a $58,000 gain on sale of assets recognized in the Company’s statement of operations for the three months ended March 31, 2008.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS
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
The Company seeks to sell a portion of the interest in each prospect it generates to an operator that will be responsible for the drilling and operating of the oil and gas properties. Currently, all the Company’s ownership in oil and gas wells is through non-operated royalty interests.
The Company’s financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firms’ report on our financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph that states the Company has experienced recurring losses from operations and its limited capital resources raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company plans to pursue other sources of capital through either the issuance of debt or equity securities. The Company also owns a royalty interest in the Sien #1 well which went into production in November of 2008 and is currently producing cash flows sufficient to cover its ongoing operations.
At the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. With the Sien #1 well cash flow, the Company is currently looking to reorganize its business plan and negotiate settlements with its creditors in order to produce a long term business model.
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
During the First quarter of 2009, the Company was successful in reaching settlement or payout arrangements with many of its vendors. Negotiations are still in progress with several other vendors in an attempt to reach terms of settlement or a payout plan regarding the Company’s current accounts payable. A gain of $166,000 was recognized in the first quarter of 2009 due to these negotiations.

In prior years the Company has financed much of its operations through the sale of securities. For the three months ended March 31, 2009 and 2008 the Company sold no shares of common stock and no warrants or options were exercised.
As of March 31, 2009, the Company had total assets of $183,000, total liabilities of $901,000 and a stockholders’ equity deficit of $718,000. The Company had a net income of $360,000 for the three months ended March 31, 2009 and net loss of $48,000 for the same period in 2008. The net income per common share was $0.01 per share during the three months ended March 31, 2009 as compared to a net loss of $0.00 during the same period in 2008. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.
All of the Company’s periodic report filings with the SEC pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-K as filed with the SEC and a copy of its Code of Ethics. For copies of this, or any other filings, please contact: Robert D. Burr at Bayou City Exploration, Inc., 632 Adams Street — Suite 700, Bowling Green, KY 42101 or call (800)-798-3389.
DESCRIPTION OF PROPERTIES
During the three months ended March 31, 2009 one of the Company’s two producing wells, the Pedigo #1, went dry and will be plugged and abandoned in the second quarter of 2009. No new wells were drilled by the Company in the first quarter of 2009. During 2008, the Company did not participate in the drilling of any new wells.
The following are the primary properties held by the Company as of March 31, 2009:
Key Developed Properties:
Sien #1: The Company owns an 8.1% royalty interest in 1 well located in Arkansas County, Texas which began producing in the third quarter of 2008. The well produces approximately 7000 Mcf per and 135 Bbls of oil per day.
Key Undeveloped Properties:
At this time the Company has no undeveloped properties under lease.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
The Company had a net income of $360,000 for the three months ended March 31, 2009 compared to a net loss of $48,000 for the same period in 2008. The income per common share was $0.01 per share during the first quarter of 2009 compared to a loss of $0.00 per share during the first quarter of 2008. The increase in the income per share was a result of the Sien #1 well production commencing in the last quarter of 2008.
OPERATING REVENUES
Operating revenues from oil and gas sales were $283,000 during the three months ended March 31, 2009 as compared to $5,000 during the three months ended March 31, 2008 due to the much higher production of the Sien #1 well as compared to the Pedigo #1 well from last year.
DIRECT OPERATING COSTS
Direct operating costs are reflected as lease operating expenses and production taxes on the company’s statement of operations and were $24,000 for the three months ended March 31, 2009 as compared to $6,000 during the three months ended March 31, 2008. The increase is simply a result of the increased production in the first quarter of 2009.

EXPLORATION COSTS
Exploration costs during the first quarter of 2009 were $-0- as compared to $13,000 in the first quarter of 2008. At the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. The Company continued a consulting agreement arrangement with one of the independent geological staff contract persons which allowed the consultant to use its Houston office space as long as it was available. Thereafter the consultant is responsible for providing his work space at his own expense. The Houston office lease expired and was vacated by the Company as of June 30, 2008. The Company continues to furnish geophysical data under its Eco Geophysical license to the independent contract geologist for the development of prospects; however the contract geologist will be paid a prospect fee only for each prospect accepted by the Company.
OTHER OPERATING EXPENSES
The Company’s general and administrative expenses decreased to $53,000 for the first quarter 2009 as compared to $67,000 for the first quarter of 2008. The decrease is a result of the decision by management to move the headquarters to Bowling Green Kentucky and close down the Houston office on June 30, 2008.
INCOME TAX PROVISION
Consistent with the prior period, the Company did not record a provision for income taxes due to the sufficient net operating loss carry forwards available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.
CAPITAL RESOURCES AND FINANCIAL CONDITION
The Company’s current ratio (current assets / current liabilities) was .21 to 1 as of March 31, 2009 compared to .17 to 1 as of December 31, 2008. This slight increase is mainly the result of the Companies ability to settle many of its outstanding liabilities at a substantial discount during the first quarter of 2009.
The Company’s primary source of cash during the first three months of 2009 was from the production of the Sien #1 well. At this point it is unclear as to the total potential reserves of this well, therefore future cash flows and duration of those cash flows cannot be know with any degree of certainty.
Our financial statements have been presented on the basis that we are a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firms’ report on our financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph that states the Company has experienced recurring losses from operations and its limited capital resources raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

ITEM 3. CONTROLS AND PROCEDURES
Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934 (Exchange Act) promulgated thereunder, our management, including our Chief Executive Officer (CEO) and Acting Chief Financial Officer (ACFO) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009 (the “Evaluation Date”). Based on this evaluation, our management including the CEO and ACFO concluded that the disclosure controls and procedures of the Company were effective, at a reasonable assurance level, as of March 31, 2009 to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and ACFO, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting as of March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
This space left blank intentionally

PART II

OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There is one current legal proceeding against the Company on an outstanding liability owed by the Company of approximately $55,000. There is no dispute as to the balance owed by the Company to the debtor however; the Company has not been able to pay this debt within the originally agreed upon the timing of the payment terms. Negotiations are under way to settle this suit and pay the supplier under new mutually agreed upon terms.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
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

BAYOU CITY EXPLORATION, INC.
Date: May 14, 2009	By	/s/ Robert D. Burr
Chief Executive Officer and
President and Acting Chief Financial Officer