Form 10-Q
period 2009-06-30
BAYOU CITY EXPLORATION, INC.
filed 2009-08-13
CIK 1050957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Shares outstanding for each class of stock as of the latest practicable date

Title or Class	Share Outstanding on July 31, 2009
Common Stock, $0.005 par value	26,653,633
Preferred Stock, $0.001 par value	0
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes ☐     No ☑

EX-31.1
EX-31.2
EX-32.1
EX-32.2

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$71,240	$18,042
Accounts receivable:
Trade and other (net of reserves — $57,705 as of June 30, 2009 and $222,011 os of December 31 31, 2008)	155,200	210,674

TOTAL CURRENT ASSETS	226,440	228,716

PROPERTY, PLANT, AND EQUIPMENT, NET	82,185	5,834

TOTAL ASSETS	$308,625	$234,550

LIABILITIES & STOCKHOLDERS’ DEFICIT:

CURRENT LIABILITIES:
Accounts payable and acrued expenses	$95,171	$354,789
Accounts payable — related party	188,844	246,298
AFE advances from JIB owners	0	51,186
Notes payable — related parties	425,000	616,569

TOTAL CURRENT LIABILITIES	709,015	1,268,842

LONG TERM LIABILITY — P&A COSTS	0	43,806

TOTAL LIABILITIES	709,015	1,312,648

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Common stock, $0.005 par value; 150,000,000 shares authorized; 26,653,633 shares issued and outstanding at June 30, 2009 and December 31, 2008	133,268	133,268
Additional paid in capital	13,284,765	13,284,765
Accumulated deficit	(13,818,423)	(14,496,131)

TOTAL STOCKHOLDERS’ DEFICIT	(400,390)	(1,078,098)

TOTAL LIABILITIES & SHAREHOLDERS’ DEFICIT	$308,625	$234,550

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Oil and gas sales	$263,878	$29,066	$546,903	$34,160

TOTAL OPERATING REVENUES	263,878	29,066	546,903	34,160

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	22,401	(3,989)	46,730	1,855
Exploration costs	—	1,459	—	14,899
Depreciation, depletion and amortization	(35,571)	14,441	(34,112)	31,147
General and administrative costs	(46,755)	120,875	5,848	188,039

TOTAL OPERATING COSTS	(59,925)	132,786	18,466	235,940

OPERATING INCOME (LOSS)	323,803	(103,720)	528,437	(201,780)

OTHER INCOME (EXPENSE):
Interest expense	(7,980)	(10,993)	(18,073)	(18,856)
Gain (loss) on sale of assets	—	(79,879)	—	(22,129)
Forgiveness of debt	1,803	14,018	167,344	14,018

NET INCOME (LOSS) BEFORE INCOME TAX	317,626	(180,574)	677,708	(228,747)

Income Tax Provision	—	—	—	—

NET INCOME (LOSS)	$317,626	$(180,574)	$677,708	$(228,747)

NET LOSS PER COMMON SHARE	$0.01	$(0.01)	$0.03	$(0.01)

Weighted Average Common Shares Outstanding — Basic and Diluted	26,653,633	26,653,633	26,653,633	26,653,633

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:

Net Loss	$677,708	$(228,747)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation, depletion, and amortization	5,834	31,147
Impairment, abandonment, and dry hole costs	—	—
Loss on sale of assets	—	22,129
Forgiveness of Debt	(167,344)	—
Change in operating assets and liabilities:
Accounts Receivable — trade	55,474	(16,459)
Accounts receivable — related party	—	—
Prepaid expense and other assets	—	—
AFE advances — JIB owners	(51,186)	—
Accounts payable — related party	(57,454)	(54,454)
Accounts payable and accrued liabilities	(92,274)	(123,406)
Long term liability — P&A costs	(43,806)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	326,952	(369,790)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of furniture and computer equipment	—	(3,977)
Purchase of oil and gas properties	(82,185)	—
Proceeds from sale of assets	—	408,936

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(82,185)	404,959

CASH FLOWS FROM FINANCIANG ACTIVITIES:

Payments on long term debt	(207,019)	(6,510)
Proceeds from BR Group line of credit	15,450	23,295
Dividends paid	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(191,569)	16,785

NET INCREASE IN CASH	53,198	51,954

CASH AT BEGINNING OF PERIOD	18,042	21,714

CASH AT END OF PERIOD	$71,240	$73,668

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
2. GOING CONCERN
The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2008 included an explanatory paragraph stating that we have experienced recurring losses from operations and that our limited capital resources raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2008 and 2007 the Company’s statement of operations reflects a net loss from continued operations of $174,000 and $1,464,000, respectively. For the six months ended June 30, 2009 the Company’s statement of operations reflects a net income from continued operations of $678,000 and for June 30, 2008 the Company’s statements of operations reflects a net loss of $229,000.
The Company’s ability to meet future cash and liquidity requirements is dependent on a variety of factors, including its ability to raise more capital, continued success of a newly producing well, the Sien #1, successfully negotiating extended payment terms and discounts with its creditors, and successfully implementing its plans of restructuring for the Company. The presence of the going concern note may have an adverse impact on the Company’s relationship with third parties such as potential investors. If the Company is unable to continue as a going concern it would have to liquidate its remaining assets, if any.
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
The fee mineral acres of the McAllen West Prospect secured the line of credit from BR Group. The sales proceeds from the secured property have not been paid to BR Group. BR Group has not yet demanded the proceeds from the sale to be paid on the secured indebtedness, but instead has allowed the sales proceeds to remain in Bayou to be used for operating capital. The Company is under negotiations to extend the terms of its line of credit to allow the Company to continue to retain a portion of the funds from the sale of this secured property for operating capital until additional sources of capital are obtained. No agreement has yet been finalized with BR Group.
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
The Company’s corporate headquarters are located at 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101. Since April 3, 2008, Robert D. Burr has been the sole officer of the Company and has served as President and Chief Executive Officer of the Company without compensation.
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
The Company plans to pursue other sources of capital through either the issuance of debt or equity securities. The Company also owns a royalty interest in the Sien #1 well which went into production in November 2008 and is currently producing cash flows sufficient to cover its ongoing operations.
At the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. With the Sien #1 well cash flow, the Company is currently looking to reorganize its business plan and negotiate settlements with its creditors to produce a long term business plan.
The Company’s office lease in Houston Texas expired June 2008 which completed the Company’s move from the Houston office space to the new corporate headquarters in Bowling Green, Kentucky. The Company sold its remaining furniture, computers, and equipment located in the Houston office space to Gulf Coast Drilling Company (“Gulf Coast”), an affiliate of BR Group for $50,000 in a non-cash transaction. This agreed sales price was applied to the Company’s liability to Gulf Coast for the excess of drilling advances received for the King Unit #1 well in 2006 over the actual amount of Gulf Coast’s participation for the costs attributable to the King Unit #1 well.
During the first six months of 2009, the Company was successful in reaching settlement or payout arrangements with some of its vendors. Negotiations are still in progress with several other vendors in an attempt to reach terms of settlement or a payout plan regarding the Company’s current accounts payable. A gain of $167,000 has been recognized for the first six months of 2009 due to these negotiations.
In prior years the Company has financed much of its operations through the sale of securities. For the six months ended June 30, 2009 and 2008 the Company sold no shares of common stock and no warrants or options were exercised.

As of June 30, 2009, the Company had total assets of $309,000, total liabilities of $709,000 and a stockholders’ equity deficit of $400,000. The Company had a net income of $678,000 for the six months ended June 30, 2009 and net loss of $229,000 for the same period in 2008. The net income per common share was $0.03 per share during the six months ended June 30, 2009 as compared to a net loss of $0.01 during the same period in 2008. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.
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
DESCRIPTION OF PROPERTIES
During the six months ended June 30, 2009 one of the Company’s two producing wells, the Pedigo #1, went dry and was subsequently plugged and abandoned. During the second quarter of 2009 the Company participated in the drilling of a new well, the Rooke #1, see description below. During 2008, the Company did not participate in the drilling of any new wells.
The following are the primary properties held by the Company as of June 30, 2009:
Key Developed Properties:
Sien #1: The Company owns an 8.1% royalty interest in 1 well located in Arkansas County, Texas which began producing in the fourth quarter of 2008. The well produces approximately 7000 Mcf per and 90 Bbls of oil per day.
Rooke #1: The Company owns a 10% working interest in 1 well located in Refugio County, Texas which was drilled during the second quarter of 2009. As of the filing date of this report it is believed that the well will be a producing well but the level of revenue that the Company will receive is unknown. This should be known by the end of the third quarter.
Key Undeveloped Properties:
At this time the Company has no undeveloped properties under lease.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
The Company had a net income of $318,000 for the three months ended June 30, 2009 compared to a net loss of $181,000 for the same period in 2008. The net income per common share was $0.01 per share during the second quarter of 2009 compared to a net loss $0.01 per share during the second quarter of 2008. The substantial increase in net income in the second quarter of 2009 was the result of the Sien #1 well production, a credit in plugging and abandoning costs due to the actual costs to plug the Pedigo #1 being $39,000 less than previously estimated and taken to the income statement and collections of $151,000 of receivables previously written off as bad debts.
OPERATING REVENUES
Operating revenues from oil and gas sales were $264,000 during the three months ended June 30, 2009 as compared to $29,000 during the three months ended June 30, 2008 due to Sien #1 well production being substantially higher than the Pedigo #1 well was last year during the same period.

DIRECT OPERATING COSTS
Direct operating costs are reflected as lease operating expenses on the company’s statement of operations and were $22,000 for the three months ended June 30, 2009 as compared to ($4,000) during the three months ended June 30, 2008. The increase is a result of production taxes paid on the Sien #1 well.
EXPLORATION COSTS
Exploration costs during the second quarter of 2009 were $-0- as compared to $15,000 in the second quarter of 2008. At the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. The Company continued a consulting agreement arrangement with one of the independent geological staff contract persons which allowed the consultant to use its Houston office space as long as it was available. Thereafter the consultant is responsible for providing his work space at his own expense. The Houston office lease expired and was vacated by the Company as of June 30, 2008. The Company continues to furnish geophysical data under its Eco Geophysical license to the independent contract geologist for the development of prospects; however the contract geologist will be paid a prospect fee only for each prospect accepted by the Company.
OTHER OPERATING EXPENSES
The Company’s general and administrative expenses decreased to ($47,000) for the second quarter 2009 as compared to $121,000 for the second quarter of 2008. The decrease mainly due to the collection of $151,000 of previously written off receivables.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
The Company had a net income of $678,000 during the six months ended June 30, 2009 compared to net loss of $229,000 for the same period in 2008. The net income per common share was $0.03 per share for the six months ended June 30, 2009 compared to a net loss of $0.01 per share for the six months ended June 30, 2008.
The increase in net income for the six months ended June 30, 2009 over the same period for 2008 was due to several factors; a substantial increase in oil and gas sales for the six month period primarily due to the Sien #1 well production which began production in late 2008, a large decrease in depreciation, depletion and amortization due to the actual plugging costs of the Pedigo #1 well being less than previously estimated, collection of receivables previously written off and negotiating with creditors to settle their debt for less than actually owed.
OPERATING REVENUES
Operating revenues totaled only $547,000 during the six months ended June 30, 2009 as compared to $34,000 during the six months ended June 30, 2008. This is primarily due to the production of the Sien #1 well.
In February, 2008, the Company was successful in selling its McAllen West Prospect and received $358,000. The Company had costs of $300,000 associated with this prospect previously included in property and equipment on the Company’s balance sheet resulting in a $58,000 gain on sale of assets recognized in the Company’s statement of operations for the six months ended June 30, 2008.
The fee mineral acres of the McAllen West Prospect secured the line of credit from BR Group. The sales proceeds from the secured property have not been paid to BR Group. The Company is under negotiations to extend the terms of its line of credit. No agreement has yet been finalized with BR Group.
DIRECT OPERATING COSTS
Direct operating costs totaled $47,000 during the six months ended June 30, 2009, as compared to $2,000 during the same period in 2008. The increase is a direct result of the Sien #1 well production taxes that went into production in late 2008.

EXPLORATION COSTS
Exploration costs during the six months ended June 30, 2009 were $-0- compared to $15,000 for the same period in 2008. During early 2008, the Company maintained its geological staff in its Houston office but reduced all other exploration expenses as much as possible because of limited cash flow in the first six months of 2008. At the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. The Company continued a consulting agreement arrangement with one of the independent geological staff contract persons which allowed the consultant to use its Houston office space as long as it was available. Thereafter the consultant is responsible for providing his work space at his own expense. The Houston office lease expired and was vacated by the Company as of June 30, 2008. The Company continues to furnish geophysical data under its Eco Geophysical license to the independent contract geologist for the development of prospects; however the contract geologist will be paid a prospect fee only for each prospect accepted by the Company.
OTHER OPERATING EXPENSES
Depreciation, depletion and amortization expense for the six months ended June 30, 2009 was ($34,000) as compared to $31,000 in the six months ended June 30, 2008. The credit in 2009 is due to the actual plugging and abandoning costs for the Pedigo #1 well were $39,000 less than what the Company had previously set up as a liability when the well went into production a few years ago. General and administrative expenses decreased to $6,000 for the six months ended June 30, 2009 as compared to $188,000 for the six months ended June 30, 2008. The decrease is mainly a result of the collecting $151,000 of receivables that had been previously written off.
OTHER INCOME (EXPENSES)
Net other income for the six months ended June 30, 2009 was $149,000 as compared to net other expenses for the same period in 2008 of $27,000. The major difference is a result of the Company negotiating with most of its creditors to accept reduced amounts to settle the Company’s debt if paid immediately. The Company has been successful in negotiating a reduction of debt of $167,000.
INCOME TAX PROVISION
Consistent with the prior period, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.
CAPITAL RESOURCES AND FINANCIAL CONDITION
The Company’s current ratio (current assets / current liabilities) was .43 to 1 as of June 30, 2009 compared to .18 to 1 as of December 31, 2008. This increase is mainly due to a reduction in liabilities due to the Companies ability to settle many of its outstanding liabilities at a substantial discount during the first half of 2009 and pay off many more with the cash flow generated by the Sien #1 well.
The Company’s primary source of cash during the first six months of 2009 was from the production of the Sien #1 well. At this point it is unclear as to the total potential reserves of this well, therefore future cash flows and duration of those cash flows cannot be know with any degree of certainty.
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

CONTROLS AND PROCEDURES
Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934 (Exchange Act) promulgated thereunder, our management, including our Chief Executive Officer (CEO) and Acting Chief Financial Officer (ACFO) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009 (the “Evaluation Date”). Based on this evaluation, our management including the CEO and ACFO concluded that the disclosure controls and procedures of the Company were effective, at a reasonable assurance level, as of June 30, 2009 to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and ACFO, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting as of June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BAYOU CITY EXPLORATION, INC.
Date: August 12, 2009	By	/s/ Robert D. Burr
Chief Executive Officer and
President and Acting Chief Financial Officer