Form 10-Q
period 2009-09-30
BAYOU CITY EXPLORATION, INC.
filed 2009-11-12
CIK 1050957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
Yes ☐                    No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Shares outstanding for each class of stock as of the latest practicable date

Title or Class	Share Outstanding on October 31, 2009
Common Stock, $0.005 par value	26,653,633
Preferred Stock, $0.001 par value	0
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes ☐                    No ☑

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$25,411	$18,042
Accounts receivable:
Trade and other (net of reserves — $37,468 as of September 30, 2009 and $222,011 as of December 31, 2008).	133,480	210,674

TOTAL CURRENT ASSETS	158,891	228,716

PROPERTY, PLANT, AND EQUIPMENT, NET	242,554	5,834

TOTAL ASSETS	$401,445	$234,550

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$92,601	$354,789
Accounts payable — related party	134,906	246,298
AFE advances from JIB owners	—	51,186
Notes payable — related parties	425,000	616,569

TOTAL CURRENT LIABILITIES	652,507	1,268,842

LONG TERM LIABILITY — P&A COSTS	—	43,806

TOTAL LIABILITIES	652,507	1,312,648

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Common stock, $0.005 par value; 150,000,000 shares authorized; 26,653,633 shares issued and outstanding at September 30, 2009 and December 31, 2008	133,268	133,268
Additional paid in capital	13,284,765	13,284,765
Accumulated deficit	(13,669,095)	(14,496,131)

TOTAL STOCKHOLDERS’ DEFICIT	(251,062)	(1,078,098)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$401,445	$234,550

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Oil and gas sales	$226,457	$19,054	$756,075	$53,214

TOTAL OPERATING REVENUES	226,457	19,054	756,075	53,214

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	15,029	(5,396)	46,732	(3,541)
Impairment, abandonment and dry hole costs	—	3,750	—	3,750
Exploration costs	—	—	—	14,899
Depreciation, depletion and amortization	—	—	5,834	31,147
General and administrative costs	56,859	37,931	62,707	225,970

TOTAL OPERATING COSTS	71,888	36,285	115,273	272,225

OPERATING INCOME (LOSS)	154,569	(17,231)	640,802	(219,011)

OTHER INCOME (EXPENSE):
Interest expense	(7,336)	(9,352)	(25,409)	(28,208)
Gain (loss) on sale of assets	—	—	—	(22,129)
Forgiveness of debt	—	10,880	167,344	24,898
Miscellaneous income	2,095	563	44,299	563

NET INCOME (LOSS) BEFORE INCOME TAX	149,328	(15,140)	827,036	(243,887)

Income Tax Provision	—	—	—	—

NET INCOME (LOSS)	$149,328	$(15,140)	$827,036	$(243,887)

NET LOSS PER COMMON SHARE	$0.01	$(0.00)	$0.03	$(0.01)

Weighted Average Common Shares Outstanding — Basic and Diluted	26,653,633	26,653,633	26,653,633	26,653,633

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)	$827,036	$(243,887)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation, depletion, and amortization	5,834	31,147
Impairment, abandonment, and dry hole costs	—	3,750
Loss on sale of assets	—	22,129
Forgiveness of Debt	(167,344)	—
Change in operating assets and liabilities:
Accounts receivable — trade	77,194	(10,438)
Prepaid expense and other assets	—	7,024
AFE advances — JIB owners	(51,186)	—
Accounts payable — related party	(111,392)	(45,130)
Accounts payable and accrued liabilities	(94,844)	(159,014)
Long term liability — P&A costs	(43,806)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	441,492	(394,419)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of furniture and computer equipment	—	(3,977)
Purchase of oil and gas properties	(242,554)	—
Proceeds from sale of assets	—	408,936

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(242,554)	404,959

CASH FLOWS FROM FINANCIANG ACTIVITIES:

Payments on long term debt	(207,019)	(7,452)
Proceeds from BR Group line of credit	15,450	23,295

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(191,569)	15,843

NET INCREASE IN CASH	7,369	26,383

CASH AT BEGINNING OF PERIOD	18,042	21,714

CASH AT END OF PERIOD	$25,411	$48,097

The accompanying notes are an integral part of these financial statements

Supplemental Disclosure of Cash Flow Information:

Cash paid during period for:
Interest	$72,769	$—

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009
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
2. GOING CONCERN
The Company’s financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2008 included an explanatory paragraph stating that we have experienced recurring losses from operations and that our limited capital resources raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. For the years ended December 31, 2008 and 2007 the Company’s statement of operations reflects a net loss from continued operations of $174,000 and $1,464,000, respectively. For the nine months ended September 30, 2009 the Company’s statement of operations reflects a net income from continued operations of $827,000 and for September 30, 2008 the Company’s statements of operations reflects a net loss of $244,000.
The Company’s ability to meet future cash and liquidity requirements is dependent on a variety of factors, including its ability to raise more capital, continued success of newly producing wells, the Sien #1 and the Rooke #1, successfully negotiating extended payment terms and discounts with its creditors, and successfully implementing its plans of restructuring for the Company. The presence of the going concern note may have an adverse impact on the Company’s relationship with third parties such as potential investors. If the Company is unable to continue as a going concern it would have to liquidate its remaining assets, if any.
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
The Company’s corporate headquarters are located at 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101. Since April 3, 2008, Robert D. Burr has been the sole officer of the Company and has served as President and Chief Executive Officer of the Company and acting Chief Financial Officer.
The Company seeks to sell a portion of the interest in each prospect it generates to an operator that will be responsible for the drilling and operating of the oil and gas properties. Currently, all the Company’s ownership in oil and gas wells is through non-operated working and royalty interests.
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
At the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. With the Sien #1 well cash flow, the Company is currently looking to reorganize its business plan and negotiate settlements with its creditors in order to produce a long term strategic business plan.
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
During the first nine months of 2009, the Company was successful in reaching settlement or payout arrangements with some of its vendors. Negotiations are still in progress with several other vendors in an attempt to reach terms of settlement or a payout plan regarding the Company’s current accounts payable. A gain of $167,000 has been recognized for the first nine months of 2009 due to these negotiations.
In prior years the Company has financed much of its operations through the sale of securities. For the nine months ended September 30, 2009 and 2008 the Company sold no shares of common stock and no warrants or options were exercised.

As of September 30, 2009, the Company had total assets of $401,000, total liabilities of $652,000 and a stockholders’ equity deficit of $251,000. The Company had a net income of $827,000 for the nine months ended September 30, 2009 and net loss of $244,000 for the same period in 2008. The net income per common share was $0.03 per share during the nine months ended September 30, 2009 as compared to a net loss of $0.01 during the same period in 2008. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.
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
DESCRIPTION OF PROPERTIES
During the nine months ended September 30, 2009 one of the Company’s two producing wells, the Pedigo #1, went dry and was subsequently plugged and abandoned. During the second and third quarter of 2009 the Company participated in the drilling of several new wells, see description below. During 2008, the Company did not participate in the drilling of any new wells.
The following are the primary properties the Company has an interest in as of September 30, 2009:
Key Developed Properties:
Sien #1: The Company owns an 8.1% royalty interest in 1 well located in Arkansas County, Texas which began producing in the fourth quarter of 2008. The well produces approximately 6200 Mcf per day and 70 Bbls of oil per day.
Rooke #1: The Company owns a 10% working interest in 1 well located in Refugio County, Texas which was drilled during the second and third quarters of 2009. The well went through completion and as of September 28, 2009 started producing about 450 Mcf per day and 40 Bbls of oil per day. It’s too early to know how this production will level out but the initial signs are promising.
Chapman No. 75-1: The Company owns a 10% working interest in 1 well located in Nueces County, Texas which was drilled during the third quarter of 2009 and has gone to completion. As of the filing date of this report it is believed that the well will be a producing well, but the level of the net revenues that the Company will receive is unknown. This should be known by the end of the year.
Powers #1: The Company owns a 2.5% working interest in 1 well located in Colorado County, Texas which was drilled during the third quarter of 2009 and has also gone to completion. As of the filing date of this report it is believed that the well will be a producing well, but the level of the net revenues that the Company will receive is unknown. This should be known by the end of the year.
Garcitas #1: The Company has committed to purchase a 10% working interest in 1 well located in Jackson & Victoria Counties, Texas. The well is scheduled to be drilled in the fourth quarter of 2009.
King Prospect: The Company has committed to purchase a 10% working interest in one well located in Refugio County, Texas. The well is scheduled to be drilled in the fourth quarter of 2009.
Key Undeveloped Properties:
At this time the Company has no undeveloped properties under lease.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
The Company had a net income of $149,000 for the three months ended September 30, 2009 compared to a net loss of $15,000 for the same period in 2008. The net income per common share was $0.01 per share during the second quarter of 2009 compared to a net loss $0.00 per share during the second quarter of 2008. The substantial increase in net income in the second quarter of 2009 was the result of the Sien #1 well production and collections of $20,000 of receivables previously written off as bad debts.

OPERATING REVENUES
Operating revenues from oil and gas sales were $226,000 during the three months ended September 30, 2009 as compared to $19,000 during the three months ended September 30, 2008 due to Sien #1 well production being substantially higher than the Pedigo #1 well was last year during the same period.
DIRECT OPERATING COSTS
Direct operating costs are reflected as lease operating expenses and production taxes on the company’s income statement of operations and were $15,000 for the three months ended September 30, 2009 as compared to ($5,000) during the three months ended September 30, 2008. The increase is a result of production taxes paid on the Sien #1 well.
EXPLORATION COSTS
Exploration costs during the third quarter of 2009 and 2008 were $-0-. This is because at the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. The Company continued a consulting agreement arrangement with one of the independent geological staff contract persons which allowed the consultant to use its Houston office space as long as it was available. Thereafter the consultant is responsible for providing his work space at his own expense. The Houston office lease expired and was vacated by the Company as of June 30, 2008. The Company continues to furnish geophysical data under its Eco Geophysical license to the independent contract geologist for the development of prospects; however the contract geologist will be paid a prospect fee only for each prospect accepted by the Company.
OTHER OPERATING EXPENSES
The Company’s general and administrative expenses increased to $57,000 for the third quarter 2009 as compared to $38,000 for the third quarter of 2008. The increase mainly due to the fact that the company is now paying modest salaries to the CEO and Controller and is paying Blue Ridge Group an $11,000 quarterly management fee for use of it’s offices, computer system and clerical support.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
The Company had a net income of $827,000 during the nine months ended September 30, 2009 compared to net loss of $244,000 for the same period in 2008. The net income per common share was $0.03 per share for the nine months ended September 30, 2009 compared to a net loss of $0.01 per share for the nine months ended September 30, 2008.
The increase in net income for the nine months ended September 30, 2009 over the same period for 2008 was due to several factors; a substantial increase in oil and gas sales for the nine month period primarily due to the Sien #1 well production which began production in late 2008, a large decrease in depreciation, depletion and amortization due to the actual plugging costs of the Pedigo #1 well being less than previously estimated, collection of receivables previously written off and negotiating with creditors to settle their debt for less than actually owed.
OPERATING REVENUES
Operating revenues totaled $756,000 during the nine months ended September 30, 2009 as compared to $53,000 during the nine months ended September 30, 2008. This is primarily due to the production of the Sien #1 well.
In February, 2008, the Company was successful in selling its McAllen West Prospect and received $358,000. The Company had costs of $300,000 associated with this prospect previously included in property and equipment on the Company’s balance sheet resulting in a $58,000 gain on sale of assets recognized in the Company’s statement of operations for the nine months ended September 30, 2008.
The fee mineral acres of the McAllen West Prospect secured the line of credit from BR Group. The sales proceeds from the secured property were not paid to BR Group. The Company did however successfully renegotiate the existing line of credit during the third quarter and extended it for a period of one year.
DIRECT OPERATING COSTS
Direct operating costs totaled $47,000 during the nine months ended September 30, 2009, as compared to ($4,000) during the same period in 2008. The increase is a direct result of the Sien #1 well production taxes that went into production in late 2008.

EXPLORATION COSTS
Exploration costs during the nine months ended September 30, 2009 were $-0- compared to $15,000 for the same period in 2008. During early 2008, the Company maintained its geological staff in its Houston office but reduced all other exploration expenses as much as possible because of limited cash flow in the first six months of 2008. At the end of February, 2008, the Company reduced its exploration budget by terminating its monthly contract payment arrangement with the two remaining contract geological staff located in Houston, Texas. The Company continued a consulting agreement arrangement with one of the independent geological staff contract persons which allowed the consultant to use its Houston office space as long as it was available. Thereafter the consultant is responsible for providing his work space at his own expense. The Houston office lease expired and was vacated by the Company as of June 30, 2008. The Company continues to furnish geophysical data under its Eco Geophysical license to the independent contract geologist for the development of prospects; however the contract geologist will be paid a prospect fee only for each prospect accepted by the Company.
OTHER OPERATING EXPENSES
Depreciation, depletion and amortization expense for the nine months ended September 30, 2009 was $6,000 as compared to $31,000 in the nine months ended September 30, 2008. General and administrative expenses decreased to $63,000 for the nine months ended September 30, 2009 as compared to $226,000 for the nine months ended September 30, 2008. The decrease is mainly a result of the collecting $171,000 of receivables that had been previously written off.
OTHER INCOME (EXPENSES)
Net other income for the nine months ended September 30, 2009 was $186,000 as compared to net other expenses for the same period in 2008 of $25,000. The major difference is a result of the Company negotiating with most of its creditors to accept reduced amounts to settle the Company’s debt if paid immediately. The Company has been successful in negotiating a reduction of debt of $167,000. In addition to this, the actual costs for plugging the Pedigo #1 well were $39,000 less than the Company had previously set up as a liability when the well went into production several years ago.
INCOME TAX PROVISION
Consistent with the prior period, the Company did not record a provision for income taxes due to the continued net losses incurred or available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.
CAPITAL RESOURCES AND FINANCIAL CONDITION
The Company’s current ratio (current assets / current liabilities) was .24 to 1 as of September 30, 2009 compared to .18 to 1 as of December 31, 2008. This increase is mainly due to a reduction in liabilities due to the Companies ability to settle many of its outstanding liabilities at a substantial discount during the first half of 2009 and pay off many more with the cash flow generated by the Sien #1 well.
The Company’s primary source of cash during the first nine months of 2009 was from the production of the Sien #1 well. At this point it is unclear as to the total potential reserves of this well, therefore future cash flows and duration of those cash flows cannot be know with any degree of certainty.
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
The Company’s ability to meet future cash and liquidity requirements is dependent on a variety of factors, including our ability to raise more capital, generate adequate cash flow by re-investing the cash received from the Sein #1 well, and successfully negotiate extended payment terms with our creditors and implement our plans of restructuring as described above. The presence of the going concern note may have an adverse impact on our relationship with third parties such as potential investors. If we are unable to continue as a going concern we would have to liquidate our remaining assets, if any.

CONTROLS AND PROCEDURES
Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934 (Exchange Act) promulgated thereunder, our management, including our Chief Executive Officer (CEO) and Acting Chief Financial Officer (ACFO) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009 (the “Evaluation Date”). Based on this evaluation, our management including the CEO and ACFO concluded that the disclosure controls and procedures of the Company were effective, at a reasonable assurance level, as of September 30, 2009 to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and ACFO, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting as of September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BAYOU CITY EXPLORATION, INC.
Date: November 12, 2009	By	/s/ Robert D. Burr
Chief Executive Officer and
President and Acting Chief Financial Officer