Form 10-K
period 2009-12-31
BAYOU CITY EXPLORATION, INC.
filed 2010-03-31
CIK 1050957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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
COMMON STOCK PAR VALUE $.005 PER SHARE
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in rule 405 of the Securities Act. Yes ☐ No ☑
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated Filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $1,025,000
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,132,291 as of March 29, 2010 based upon the closing price of the common stock on the OTC “Bulletin Board” on March 29, 2010 of $0.08 per share. As of March 30, 2010 the registrant had 26,653,633 shares of Common Stock, par value $0.005 per share, and 0 shares of Preferred Stock, par value $0.001 per share, subscribed or outstanding.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
26,653,633 Shares of Common Stock Outstanding at March 29, 2010; 0 Shares of Preferred Stock Outstanding at March 29, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORM 10-K
Amendment No. 1

PART I
1. DESCRIPTION OF BUSINESS
General Description
Bayou City Exploration, Inc., (the “Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated (“Gem Source”), and subsequently changed the Companies name to Blue Ridge Energy, Inc. in May 1996. In September 2005, the Company changed its name to Bayou City Exploration, Inc.
On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101 in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. This move was completed in May, 2007. The Company’s executive office in the year 2006 was located at 10777 Westheimer, Suite 170, Houston, Texas, 77042. Since relocating the Company’s headquarters to Bowling Green, Kentucky the Company maintained only the geological contract staff in the Houston office for the development and sale of the Company’s prospects until June 2008 when the Company eliminated all paid staff and closed the office.
In 2007, the Company announced that Robert D. Burr had been appointed President and Chief Executive Officer of the Company by the Board on an interim basis as of April 3, 2007 while the Company continues to search for new executive management. In January 2010, the Company announced the Board’s appointment of Stephen C. Larkin as the new Chief Financial Officer. The appointment runs through December 31, 2010 and extends automatically each year for twelve months unless terminated by either party within ninety days of the anniversary date.
All of our periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including our annual report on Form 10-K, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-K as filed with the SEC and a copy of its Code of Ethics. For copies of this, or any other filings, please contact: Robert D. Burr at Bayou City Exploration, Inc., 632 Adams Street — Suite 700, Bowling Green, KY 42101 or call (270) 842-2421.
The Company is engaged in the oil and gas business primarily in the gulf coast of Texas, east Texas, south Texas, and Louisiana. The Company develops oil and gas prospects for the drilling of oil and gas wells and attempts to sell the prospects to oil and gas exploration companies under terms that provide the participating company will provide the funds necessary to drill and complete a well on the prospect, reimburse the Company for any leasehold or exploration costs associated with the prospect, pay the Company a prospect fee for developing the oil and gas prospect, and allow the Company to retain a carried interest in the well to be drilled. The wells drilled by the Company included both exploratory and developmental wells.
Prior to May 1, 2007, the Company operated many of the wells in which it owned an interest. The Company no longer intends to operate properties. The Company will seek to sell a portion of the interest in each prospect it generates to an operator that will be responsible for the drilling and operating of the oil and gas properties. In prior years, the Company has been licensed as an oil and gas operator with the Texas Railroad Commission in the state of Texas. During the second quarter 2007, the Company’s license with the Texas Railroad Commission to be an operator in the state of Texas was not renewed. The Company operated two wells in Texas and one in Louisiana. All three wells are now plugged and abandoned. The Company’s ownership in all remaining wells is through non-operated working and royalty interests.
The Company plans to pursue other sources of capital through either the issuance or restructuring of debt or equity securities. The Company also owns certain oil and gas interests as of December 31, 2009 that have developed into revenue producing properties it intends to use cash generated by these properties to cover its ongoing operational needs and restructuring of the Balance Sheet.
On July 17, 2009 the Company renewed a line of credit from Blue Ridge Group, Inc. (“BR Group”) in the amount of $500,000 to finance the Company’s operations. As of December 31, 2009 the Company has a liability balance under this line of credit arrangement due BR Group in the amount of $375,000. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest is due July 17, 2010.

During the 4th quarter, 2007, Peter Chen, a minority shareholder loaned the Company $100,000 to finance the Company’s operations. The Company executed a promissory note on October 4, 2007; the note is due on demand and bears an interest rate of 0%.
Competition, Markets and Regulations
Competition: The oil and gas industry is highly competitive in all its phases. The Company encounters strong competition from other independent oil and gas companies. Major and independent oil and gas companies actively bid for desirable oil and gas properties, as well as for the equipment and labor required to operate and develop such properties. Many of its competitors possess substantially greater financial resources, personnel, and budgets than the Company, which may affect its ability to compete with companies in Texas & Louisiana.
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
Regulations:
Environmental Regulation
The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment by the oil and gas industry. These laws and regulations may require the acquisition of permits by oil and gas operators before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from operations, particularly operations near or in onshore and offshore waters or on submerged lands. These laws and regulations may also increase the costs of routine drilling and operating of wells. Because these laws and regulations change frequently and are becoming increasingly more stringent, the costs to the Company of compliance with existing and future environmental regulations and the overall impact on the Company’s operations or financial condition cannot be predicted, but are likely to increase.
The Company currently owns or leases one property that for many years has been used for the exploration and production of oil and natural gas and several that have just started to produce. Although the Company believes it has utilized good operating and waste disposal practices, prior owners and operators of these properties may not have utilized similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), RCRA and analogous state laws, as well as state laws governing the management of oil and natural gas wastes. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.
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

Employees
During 2008 the Company has had only one employee, Mr. Robert D. Burr, serving as President and Acting Chief Financial Officer without pay. In April 2009 the Company started paying Mr. Burr an annual salary of $90,000 and hired a Controller, Stephen C. Larkin at an annual salary of $30,000 per year. These are the only two paid employees for the Company.
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
The Company’s headquarters is now the same as the corporate office of one of its major stockholders, Blue Ridge Group, Inc. (“BR Group”). Since moving the Company’s headquarters to Bowling Green Kentucky the Company has made direct investments in five new projects described below. Mr. Burr (CEO and Acting CFO) and Mr. Larkin (Controller) have been in charge of all administrative matters of the Company and all other business matters of the Company have been fulfilled through independent contractors. Mr. Burr has served the Company without salary during 2008 and until April 1, 2009 when the Board of Directors approved an annual salary of $90,000. Annually, the Board of Directors determines if any of the executive officers of the Company are eligible for a performance bonus. No performance bonuses were paid during 2009 and 2008.
2. DESCRIPTION OF PROPERTIES
During 2009, the Company participated in the drilling of four new wells and one of its existing wells has been plugged and abandoned.
As of December 31, 2009, the Company owns a direct working interest in two producing well, being the Rooke #1 and the Chapman #75-1 in Texas; two wells being completed, being the Garcitas #1 and the Rooke B-1 also in Texas. All other wells in which the Company previously owned direct participation working interest have been abandoned and plugged. The Company owns a small indirect interest in 1 well in Texas through two different partnerships managed by BR Group. The Company also owns a small royalty interest in 1 well in Texas.
The following tables summarize by geographic area the Company’s developed and undeveloped acreage and gross and net interests in producing oil and gas wells as of December 31, 2009. Productive wells are producing wells and wells capable of production. Wells that are dually completed in more than one producing horizon are counted as one well.
DEVELOPED AND UNDEVELOPED ACREAGE

	Developed Acreage		Undeveloped Acreage
Geographic Area:	Gross Acres	Net Acres	Gross Acres	Net Acres

Texas	-0-	-0-	-0-	-0-

Totals	-0-	-0-	-0-	-0-
PRODUCTIVE WELLS

	Gross Wells		Net Wells
Geographic Area:	Oil	Gas	Oil	Gas

Texas	2	4	.18	.26

Totals	2	4	.18	.26

Key Properties
The working interest owned by the Company, either directly or indirectly through oil and gas partnerships, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use. The following are the primary properties held by the Company as of December 31, 2009:
Developed Properties:
Bridges #1 well in Shelby County, Texas: The Company owns a 0.7% indirect working interest in this well through two partnerships managed by BR Group.
Sein #1 well: The Company owns an 8.1% royalty interest in 1 well located in Aransas County Texas which began production in November 2008. The well produces about 6,600 Mcf per day and 90 Bbls of oil per day.
Rooke #1 well: The Company owns a 9.5% working interest in 1 well located in Refugio County Texas which began production in September 2009. The well produces about 425 Mcf per day and about 10 Bbls of oil per day.
Chapman No. 75-1: The Company owns an 8% working interest in 1 well located in Nueces County, Texas which began production in October 2009. The well produces about 390 Mcf per day.
Garcitas #1: The Company owns a 9.5% working interest in 1 well located in Jackson & Victoria County, Texas. The well has been drilled and gone to completion. It is believed that the well will begin producing in the first quarter of 2010.
Rooke B-1: The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas. The well has been drilled and gone to completion. It is believed that the well will begin production late in the first quarter of 2010 or early in the second quarter of 2010.
In February 2008, the Company sold the mineral rights on approximately 460 acres in Aransas, Texas to an operating company for $350,000 and retained a royalty interest of 12% in the property. The operating company subsequently developed a producing well that went to production in November 2008. In 2009 the Company received approximately $1,006,000 from the royalty interest.
During 2009 & 2008 the Company received total cash flow of approximately $3,000 and $8,000 from its interest in the partnerships operated by BR Group and Eagle Energy respectively.
Undeveloped Properties:
At this time the Company has no undeveloped properties under lease.
Dry Holes and Abandonment of Properties during 2008
The Company had a 2.5% working interest in the Powers well located in Colorado County, Texas which was drilled and completed in the fourth quarter of 2009. The well was determined to be a dry hole and has been abandoned, for a total write off of $100,000.
Title to Properties
In the normal course of business, the operator of each lease has the responsibility of examining the title on behalf of all working interest partners. Titles to all significant producing properties of the Company have been examined by various attorneys. The properties are subject to royalty, overriding royalty and other interests customary in the industry.
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

Production and Sales Price
The following table summarizes the sales volumes of the Company’s net oil and gas production expressed in barrels of oil. Equivalent barrels of oil were obtained by converting gas to oil on the basis of their relative energy content — six thousand cubic feet of gas equals one barrel of oil. During 2009 and 2008, the average selling price for natural gas was $4.44 and $9.11 per Mcf, respectively, and the average selling price for oil was $58.47 and $99.65 per barrel, respectively.

	Net	Net
	Production	Production
	For the Year	For the Year
	12/31/09	12/31/08
Net Volumes (Equivalent Barrels)	35,431.00	6,833.00
Average Sales Price per Equivalent Barrel	$28.78	$42.12
Average Production Cost per Equivalent Barrel (includes production taxes)	$1.88	$3.12
The Average Production Cost per Equivalent Barrel represents the Lease Operating Expenses divided by the Net Volumes in equivalent barrels. Lease Operating Expenses include normal operating costs such as pumper fees, operator overhead, salt water disposal, repairs and maintenance, chemicals, equipment rentals, production taxes and ad valorem taxes.
Net Proved Oil and Gas Reserves
The Company’s participation in its three current producing wells is very small percentages and no other participants are publically traded companies, therefore they do not need a reserve report prepared in accordance with criteria prescribed by the SEC. The cost of the Company attaining one solely for SEC disclosure purposes frankly is cost prohibitive, therefore the Company has chosen not to and will not disclose proven oil & gas reserves in this report.
Drilling Activities
The Company drilled 5 wells in year 2009 and 0 wells in 2008. As of December 31, 2009 two of these have gone into production and two other wells are in the process being completed. The fifth well is still in the process of being drilled.
3. LEGAL PROCEEDINGS
The Company has one judgment against it for $55,000 on which it is currently making monthly payments to resolve the judgment. No other action against it is known at this time. The Company also has significant monthly payments on its notes payable, all of which mature and be due in full during the year 2010. The Company expects to pay these notes payable off in full prior to the maturity dates. Other than noted above, neither the Company nor any of its properties is subject to any material pending legal proceedings.
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II
5. MARKET PRICE FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
The Common Stock of the Company is thinly traded on the OTC Bulletin Board with “BYCX” as its stock symbol. The range of high and low bid information for each quarter since January 1, 2008 is as follows:

	High Bid	Low Bid
March 31, 2008	$0.25	$0.14
June 30, 2008	0.15	0.03
September 30, 2008	0.08	0.03
December 31, 2008	0.08	0.01

March 31, 2009	$0.01	$0.01
June 30, 2009	0.05	0.01
September 30, 2009	0.07	0.01
December 31, 2009	0.10	0.03
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
Recent Sales of Unregistered Securities
The Company did not issue any stock during 2009 or 2008.
Shareholder Information
As of December 31, 2009, there were approximately 600 shareholders of record of the Company’s Common Stock.
6. MANAGEMENT’S DISCUSSION AND FINANCIAL ANALYSIS OF FINANCIAL CONDITION
The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for each year of the two year periods ended December 31, 2009 and 2008. The financial statements and the notes thereto, which follow, contain detailed information that should be referred to in conjunction with the following discussion.
Financial Overview
Bayou City Exploration, Inc., (the “Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated (“Gem Source”), and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In September 2005, the Company changed its name to Bayou City Exploration, Inc.
On April 4, 2007, the Company announced the relocation of their corporate headquarters to 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101 in order to decrease overhead, consolidate operations and reduce the number of personnel on staff. This move was completed in May, 2007. Prior to that the Company’s executive office was located at 10777 Westheimer, Suite 170, Houston, Texas, 77042. After relocating the Company’s headquarters to Bowling Green, Kentucky the Company had maintained only the geological contract staff in the Houston office for the continued development and sale of the Company’s prospects until June 2008 when the office was closed and all remaining staff was terminated.

Critical Accounting Policies and Estimates
Financial Statements and Use of Estimates: In preparing financial statements, management is required to select appropriate accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.
Stock Options: Effective January 1, 2006, the Company accounts for stock options in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R) (ASC 718 and 505). Accordingly, stock compensation expense of $71,000 was required to be recognized in the year ended December 31, 2009, no stock compensation expense was required to be recognized for the year ended December 31, 2008.
Under SFAS 123(R) (ASC 718 and 505), the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of Staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to “plain vanilla” options in determining the expected term of option grants. SAB 107 permits the expected term of “plain vanilla” options to be calculated as the average of the option’s vesting term and contractual period. The Company has used this method in determining the expected term of all options. The Company has several awards that provide for graded vesting. The Company recognizes compensation cost for awards with graded vesting on a straight-line basis over the requisite service period for the entire award. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date.
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

Capitalized Prospect Costs: The Property and Equipment balance on the Company’s balance sheets, if any, include oil and gas property costs that are excluded from capitalized costs being amortized. These amounts represent investments in undeveloped leasehold acreage and work-in-progress exploratory wells. The Company excludes these costs on a property-by-property basis until proved reserves are found, until the lease term expires, or if it is determined that the costs are impaired. All costs excluded are reviewed annually to determine if any of these conditions have occurred; if so, the capitalized amount is transferred to abandonment expense and recorded to the statement of operations.
Impairments: If circumstances indicate that the carrying amount of an asset or investment, including oil and gas properties, may not be recoverable, this asset may be considered “impaired,” and an impairment loss may be recognized in accordance with ASC Subtopic 360.35, “Property, Plant and Equipment — Subsequent Measurement.” The amount of impairment loss is the difference between the carrying amount of the asset and its fair value. It is difficult to precisely estimate fair value because quoted market prices for our assets are not easily available. We use all readily available information in determining an amount that is a reasonable approximation of fair value, including the net present value of future net cash flows based on reserve quantities as indicated above. Once impairment is identified, the impairment expense is calculated based on the difference between the net book value of the asset and the discounted future net cash flows estimated utilizing a 10% discount rate, as required by SFAS No. 69, (ASC 932-235) “Disclosures about Oil and Gas Producing Activities.”
Results of Operations
The Company reported a net income of $783,000 in 2009, as compared to a net loss of $175,000 in 2008. The increase in the net income (loss) is primarily due to the fact that the Company’s owns an 8.1% royalty interest in the Sein well which went into production in November of 2008 and provided the Company with $909,000 of net revenue (gross revenues less taxes) in 2009. On a per share basis the Company had a net income of $0.03 per share in 2009 and a net loss of $0.01 per share in 2008.
Operating Revenues: Operating revenues totaled $1,025,000 in 2009 as compared to $288,000 in 2008 which is a 256% increase from 2008. The increase is mainly the result of the production of the well in the county of Nueces, Texas called the Sien #1, which went into production in November 2008. The Company sold these leases in February 2008 and retained an 8.1% royalty interest in the land. The Sien well was subsequently drilled on the property and produced approximately $1,006,000 of revenue for the Company for the year of 2009 and 206,000 for 2008.
Direct Operating Costs: Direct operating costs for the producing oil and gas wells totaled $100,000 in 2009 compared to $36,000 in 2008. This increase in expenses is a result of the Sien well being in production for all of 2009 as opposed to just 2 months in 2008.
Other Operating Expenses: Other operating expenses includes impairment, abandonment, and dry hole costs, exploration costs, depreciation, depletion and amortization expense, and accretion expense. Other operating expenses increase by 79% to $111,000 in 2009 compared to $62,000 in 2008. This increase of $49,000 was made up of an increase of $72,000 in impairment, abandonment, and dry hole costs, all other costs combined to decrease $23,000 in 2009 from 2008, mainly in depreciation, depletion and amortization costs.
General And Administrative Costs: General and administrative costs were $374,000 in 2009 compared to $330,000 for 2008, an increase of $44,000, or an increase of 13%. The increase is due mainly to an increase in stock based compensation expense of $71,000 and a decrease in accounting and professional fees of $36,000. All other expenses in total were essentially the same.
Other Expenses, Net: Other income in excess of other expenses increased by a net of $377,000 in 2009 from 2008 due largely to increase in forgiveness of debt, which was $167,000 for 2009 and $33,000 for 2008, an increase of $134,000, collection of $171,000 in bad debts previously allowed for, and $40,000 reversal in long-term P&A liability after plugging all active wells. In early 2009 the Company aggressively settled most of its accounts payable with companies it had not been able to pay for several years and was able to get a large amount of the payable forgiven for immediate payment. The Company also aggressively pursued its outstanding accounts receivables and was able to collect a large amount of these as well.
Income Taxes: The Company had no federal or state income tax liability or benefit in 2009 or in 2008 as a result of a large NOL carry forward from years 2008 and prior. Based on the amount of net losses in 2008 and prior, a full valuation allowance has been recorded against the deferred tax assets associated with the net operating loss carry forwards. The Company has an estimated net operating loss carry forward of 8,834,000 and $9,606,000 as of December 31, 2009 and 2008 respectively. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issue of the additional shares from the private stock placement. This rule will limit the NOL carry forward amount to $267,000 per year. These NOLs begin expiring in 2017 if not utilized.

Balance Sheet Review
Assets: The Company’s total assets increased $292,000 from $235,000 as of December 31, 2008 to $527,000 as of December 31, 2009. Property costs increased $117,000 primarily due to the investment in the two new productive wells the Company made this year, the Rooke #1 and the Chapman No. 75-1, and other noncurrent assets increased $186,000 due to the investment in two other wells, the Garcitas #1 and the Rooke B-1. The Company’s current assets decreased $11,000 from $229,000 as of December 31, 2008 to $218,000 as of December 31, 2009 due to the income receivable from the Sien #1 GU well at year-end dropping $45,000 and cash increasing $34,000.
Liabilities: The Company’s liabilities decreased to $743,000 as of December 31, 2009 compared to $1,313,000 as of December 31, 2008. The Company reduced is accounts payable and accrued expenses by $222,000, reduced its accounts payable to related parties by $111,000, reduced its advances from JIB owners by $51,000, reduced its notes payable to related parties by $142,000, and a reduction of $44,000 in long-term P&A cost liability. During 2009, the entire reduction in notes payable to related parties were related to the amounts owed to Blue Ridge Group which went from $517,000 in 2008 to $375,000 in 2009.
The Company’s liabilities to third parties as of December 31, 2009 included $133,000 in trade payables and accrued expenses. The Company’s liabilities to related parties include $135,000 in trade payables and accrued expenses and $475,000 in notes payable due to related parties as of December 31, 2009.
Stockholders’ Equity: Total stockholder’s equity of the Company increased $862,000 to a deficit of $216,000 at December 31, 2009. This decrease is mainly the result of the 2009 net operating loss of $783,000.
Capital Resources and Liquidity: The Company’s current ratio (current assets / current liabilities) was .29 to 1 as of December 31, 2009 compared to .18 to 1 as of December 31, 2008. The change in the current ratio from 2008 to 2009 is the result a significant decrease in current liabilities due to both the Company negotiating a large reduction in accounts payable with creditors and the Company paying off a significant amount of current liabilities with the cash flow from the Sien #1 well.
The Company’s sources of cash during 2009 were basically all from the $1,025,000 in oil and gas sales receipts. The Company’s sources of cash during 2008 were $409,000 in proceeds from the sale of assets, plus $77,000 in loans from BR Group and other related parties, and $69,000 is oil and gas sales.
During 2009 the Company relied primarily upon oil and gas sales receipts and in 2008 the Company relied primarily upon sales of assets to fund its operations. Management intends to fund further growth with the current oil and gas revenues by continuing to invest in oil and gas prospects for a profit.
As of December 31, 2009 the Company has no contractual obligations that will encumber their cash flow into the future.
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
Changes in Internal Controls over Financial Reporting
The Company maintains a system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. There was no change in our internal control over financial reporting, that occurred during the year ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
An evaluation was preformed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principals as of December 31, 2009.
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
The Company gave Messrs. Suhr, Brown and Birdsall 30 days’ notice of termination of their employment or agreement with the Company as of May 1, 2007. Messrs. Suhr and Brown are no longer associated with the Company. Messr. Birdsall has continued to provide exploration efforts to the Company on a contract basis since May 1, 2007. The Company has not obtained a release from these contracts. The ultimate outcome of these contracts is unknown at this time.

PART III
9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
The directors of the Company as of December 31, 2009 are as follows:

Director	Age	Company Position or Office	Director Since

Robert D. Burr	64	Chairman, President and CEO	1996

Harry J. Peters	66	Director	2000

Gregory B. Shea	47	Director	1999

Stephen C. Larkin	50	Director and CFO	2009
ROBERT D. BURR, age 64, Bowling Green, Kentucky, was named interim president and Chief Executive Officer in April, 2007, and has been Chairman of the Board of the Company since May 1996. He served as President and Chief Executive Officer from May 1996 until March 1, 2000. Mr. Burr has also been the Chairman of the Board, President and Chief Executive Officer of Blue Ridge Group, Inc. (“BR Group”) since August 1993. Mr. Burr is a native of Port Arthur, Texas and attended McNeese State College, Lake Charles, Louisiana. He has been active for over 25 years in the oil and gas business with a myriad of companies.
HARRY J. PETERS, age 65, Bowling Green, Kentucky, served as Senior Vice President and Chief Operating Officer (COO) from May 2003 through September 2005. He was Senior Vice President-Acquisitions from August 2000 to April 2003. Mr. Peters served the Company as Senior Vice President-Sales and Marketing from April 2000 to July 2000 and has served as a Director since April 2000. A native of New York, he has over 30 years of experience in sales and marketing, both domestic and international. Over the years, he has developed close working relationships with investment bankers, institutional investors and securities dealers while directing market financing of reserve purchases, and raising drilling risk capital and venture capital for wells in Texas, Kentucky, Oklahoma, Louisiana, Colorado, West Virginia and Utah. Mr. Peters has been a director and Senior Vice President-Sales and Marketing of BR Group since April of 1999. He is a graduate of St. Michaels College in Santé Fe, New Mexico.
GREGORY B. SHEA, age 47, Bowling Green, Kentucky, has been a Director since 1999. From 1999 through June 2005, Mr. Shea served as Senior Vice President-Operations of the Company and from May 2002 through June 2005 he also served as Secretary-Treasurer. Mr. Shea has previously managed BR Group’s and Bayou City Exploration, Inc.’s Kentucky drilling and field operations, drilling over 350 wells from 1997 to 2002. During that time, Mr. Shea was also President of Blue Ridge Builders, Inc., a residential and commercial construction company in Bowling Green, Kentucky and a majority-owned subsidiary of BR Group since November 1994. Blue Ridge Builders, Inc. is responsible for the construction of over 70 properties in Kentucky and Tennessee. He was elected a Director of BR Group in February 1995. Between 1981 and 1986, he attended North Texas State University. Mr. Shea is also the son-in-law of Mr. Burr.
STEPHEN C. LARKIN, age 50, Bowling Green, Kentucky, was appointed as a Director in June 2009, and appointed as Chief Financial Officer on January 4, 2010. Prior to becoming Chief Financial Officer, he served as Controller since April 1, 2009. Mr. Larkin has also served as Chief Financial Officer of BR Group since June 2008. Mr. Larkin earned a B.A. Degree form Michigan State University in 1981, an MBA Degree from Michigan State University in 1989 and an Executive MBA from the University of New Hampshire in 1997.

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
The Company believes that during the 2009 fiscal year, its officers, directors and 10% shareholders complied with the Section 16(a) filing requirements in a timely fashion.
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
Currently, the entire Board of Directors performs the duties of an Audit Committee and oversees the Company’s financial reporting process. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the Board of Directors reviewed the interim financial statements filed quarterly and the audited financial statements in the Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. At this time, the Board of Directors does not have a financial expert because of its small company size; however, the Board of Directors intends to appoint a financial expert in the future.
10. Executive Compensation
The following table shows information for the year ended December 31, 2009 regarding the compensation of our Chief Executive Officers.
SUMMARY COMPENSATION TABLE

Change in
pension value
and non-
						Non-equity	qualified
Name and				Stock	Option	incentive plan	deferred	All other
Principal		Salary	Bonus	Awards	Awards	compensation	compensation	compensation	Total
Position	Year	($)	($)	($)	($)	Non-Equity	earnings ($)	($)	($)

Robert D. Burr President and CEO	2009	68,000	—	—	33,000	—	—	—	$101,000

Employment Agreements
There are no employment agreements in place as of December 31, 2009.
STOCK OPTION PLAN
On February 22, 2005, the Board of Directors approved the Bayou City Exploration, Inc. (formerly Blue Ridge Energy, Inc.) 2005 Stock Option and Incentive Plan (the “Stock Option Plan”). The Stock Option Plan allows for the granting of stock options to eligible directors, officers, employees, consultants and advisors.
Effective January 1, 2006, the Company accounts for the Plan in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R)). Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the period ended December 31, 2009. Prior to January 1, 2006, the Company accounted for stock compensation cost under the Plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) as permitted by SFAS 123 as originally issued. Under APB 25, stock compensation expense was recognized only if the options had intrinsic value (difference between option exercise price and the fair market value of the underlying stock) at the date of grant. As the Company issued all options with an exercise price equal to the grant date market value of the underlying stock, no compensation expense had previously been recorded by the Company.
The maximum number of shares with respect to which options may be awarded under the Stock Option Plan is seven million (7,000,000) common shares of which approximately 900,000 shares remain available for grant as of December 31, 2009. The following table shows more information about our Stock Option Plan.
EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
future issuance under
equity compensation
plans (excluding
	Number of securities to	Weighted-average	securities to be issued
	be issued upon exercise	exercise price of	upon exercise of
	of outstanding options,	outstanding options,	outstanding options,
Plan category	warrants and rights	warrants and rights	warrants, and rights)

Equity compensation plans approved by security holders	6,100,000	$0.028	900,000

Equity compensation plans not approved by security holders	None	n/a	None

Total	6,100,000	$0.028	900,000
The following table shows information regarding awards granted to each of our Named Executive Officers under our Stock Option Plan outstanding as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

	Number of	Number of
	Securities	Securities	Equity Incentive Plan
	Underlying	Underlying	Awards: Number of
	Unexercised	Unexercised	Securities Underlying
	Options	Options	Unexercised	Option Exercise	Option
	(#)	(#)	Unearned Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date

Robert D. Burr President and CEO	2,350,000	—	—	$0.01	05/18/19

Harry J. Peters Director	950,000	—	—	$0.01	05/18/19

Gregory B. Shea Director	700,000	—	—	$0.01	05/18/19

Stephen C. Larkin Director	333,333	666,667	—	$0.01	05/18/19
BOARD MEETINGS AND COMPENSATION
During the year ended December 31, 2009, the Board of Directors of the Company met on four occasions. Each of the Company’s directors attended the meeting of the Board of Directors. While the Company has no formal policy, directors are encouraged to attend the Company’s annual meeting of stockholders. The Company does not have an Audit, Nomination or Compensation Committee.
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
During 2009, the directors of the Company received the following compensation for their services as directors of the Company.
DIRECTOR COMPENSATION

	Fees				Non-
	Earned				Qualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Robert D. Burr	—	—	—	—	—	—	—
Harry J. Peters	—	—	—	—	—	—	—
Gregory B. Shea	—	—	—	—	—	—	—
Stephen C. Larkin	—	—	—	—	—	—	—

11. SECURITIES OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT
The table below sets forth each stockholder who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company at December 31, 2009. The Securities Exchange Act of 1934 requires certain persons, including the Company’s directors and executive officers, to file reports with the SEC regarding beneficial ownership of certain equity securities of the Company. The Company has relied upon information known to the Company and these SEC beneficial ownership filings in disclosing the following information regarding security ownership of 5% beneficial owners and management.

Name and Address	Amount and Nature of
of Beneficial Owner	Beneficial Ownership		Percent of Class
Robert D. Burr	4,933,971	(1)	18.5%
632 Adams Street, Suite 710 Bowling Green, KY 42101

Blue Ridge Group, Inc.	3,638,371	(2)	13.7%
632 Adams Street, Suite 710 Bowling Green, KY 42101

(1)	Mr. Burr’s beneficial ownership includes vested options of 2,350,000 shares and 2,583,971 shares (71.02% of 3,638,371) of BR Group’s direct ownership of common shares. By virtue of his position as Chairman of the Board of BR Group, Mr. Burr may be deemed to beneficially own the 3,638,371 shares of the Company’s Common Stock beneficially owned by BR Group Mr. Burr disclaims beneficial ownership of these shares except to the extent described in the following sentence. Mr. Burr beneficially owns approximately 71.02% of the outstanding shares of BR Group, which beneficially owns approximately 13.7% of the Company.

(2)	BR Group’s beneficial ownership is attributable to its direct ownership of 3,638,371 shares of the Company’s Common Stock.
The table below sets forth the beneficial ownership of the Company’s Common Stock by each executive officer, director and director nominee of the Company as of December 31, 2009.

Name of	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership (4)	of Class

Robert D. Burr (1)	4,933,971	18.5%
Harry J. Peters (2)	1,014,763	3.8%
Gregory B. Shea (3)	764,763	2.9%
Stephen C. Larkin (4)	333,333	1.2%
All directors, nominees and officers as a group (4 persons)	7,046,830	26.4%

(1)	Mr. Burr’s beneficial ownership includes vested options of 2,350,000 shares and 2,583,971 shares (71.02% of 3,638,371) of BR Group’s direct ownership of common shares. By virtue of his position as Chairman of the Board of BR Group, Mr. Burr may be deemed to beneficially own the 3,638,371 shares of the Company’s Common Stock beneficially owned by BR Group however, Mr. Burr disclaims beneficial ownership of these shares except to the extent described in the following sentence. Mr. Burr beneficially owns approximately 71.02% of the outstanding shares of BR Group, which beneficially owns approximately 13.7% of the Company.

(2)	Mr. Peters’ beneficial ownership includes vested options of 950,000 shares and 64,763 shares (1.78% of 3,638,371) of BR Group’s direct ownership of common shares.

(3)	Mr. Shea’s beneficial ownership includes vested options of 700,000 shares and 64,763 shares (1.78% of 3,638,371) of BR Group’s direct ownership of common shares.

(4)	Mr. Larkin’s beneficial ownership interest includes vested options of 333,333 shares.

(5)	These beneficial ownerships represent vested stock options and options exercisable within 60 days of December 31, 2009.

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
A. Common Stock Transactions
As of December 31, 2009, there are 26,653,633 shares of common stock issued and outstanding. A total of 3,638,371 shares are held by Blue Ridge Group, Inc. and the remaining 23,015,262 shares are held by approximately 600 shareholders of record.
B. Payables and Notes Payable to Related Parties.
As of December 31, 2009 and December 31, 2008 the Company had the following debts and obligations to related parties:

	December 30,	December 31,
	2009	2008
Trade payable to BR Group	$-0-	$3,000
Payable to BR Group for proceeds from sale of asset	-0-	-0-
Drilling Advances payable to Gulf Coast Drilling Co.	50,000	104,000
Payable to minority shareholders for operating capital	85,000	85,000
Note payable to BR Group	-0-	123,000
Line of Credit payable to BR Group for operating capital	375,000	393,000
Note payable to Peter Chen — a minority shareholder	100,000	100,000
Accrued Interest	-0-	55,000

Total Payable or Notes Payable to Related Parties	$610,000	$863,000

The promissory note payable to BR Group was originally entered into October 1, 2004, for $123,000 to settle outstanding cash advances received from BR Group during prior periods. The note was interest bearing at the rate of 7.95% and was payable in full on or before July 17, 2009. The note was secured by all oil and gas production income that the Company holds until the note was paid in full. The Company paid the note in full, with all accrued interest, on March 24, 2009
The line of credit payable to BR Group was executed by the Company on July 17, 2009, in the amount of $500,000 to finance the Company’s operations. As of December 31, 2009 the Company has a liability balance under this line of credit arrangement due BR Group in the amount of 375,000. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest is due July 17, 2010. Accrued interest on the note as of December 31, 2009 was -0-.
The fee mineral acres of the McAllen West Prospect previously secured the line of credit from BR Group. In February, 2008, the Company was successful in selling its McAllen West Prospect and received $358,000. The Company had costs of $300,000 associated with this prospect previously included in property and equipment on the Company’s balance sheet resulting in a $58,000 gain on sale of assets recognized in the Company’s statement of operations. The sales proceeds from the secured property have not been paid to BR Group. BR Group has not yet demanded the proceeds from the sale to be paid on the secured indebtedness but instead has allowed the sales proceeds to remain in the Company to be used for operating capital.
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
As of December 31, 2009 and 2008, the Company owed Gulf Coast Drilling Company (an affiliate of BR Group) $50,000 and 104,000, respectively, in drilling advances received for the King Unit #1 well that were in excess of BR Group’s participation interest in the well.
As of December 31, 2009 and 2008, the Company had a trade payable due to BR Group in the amount of -0- and $3,000, respectively.

13. EXHIBITS
A) EXHIBITS

31.1	Section 302 Certification of Chief Executive Officer’s

31.2	Section 302 Certification of Chief Financial Officer’s

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer
14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT AUDITORS
The Company hired Killman, Murrell & Company, PC (“Killman”) as its independent auditors for auditing the Company’s financial statements for the year ended December 31, 2009 and December 31, 2008. It is not anticipated that the auditors will be present at the Annual Meeting.
AUDIT FEES
The Company incurred $22,000 in fees from Killman for the review of three 2009 quarterly 10-Q reports and approximately $30,000 for its annual December 31, 2009 audit. The Company incurred $16,000 in fees from Killman for the review of the three 2008 quarterly 10-Q reports and $25,000 from Killman for auditing the Company’s financial statements for December 31, 2008 and review of the annual 10-K.
TAX FEES
During 2009 the Company engaged an independent CPA firm other than its independent auditors to prepare its 2008 federal and state tax returns. Danny W. Looney, PC billed the Company $4,000 during 2009 for the preparation of the Company’s 2008 federal and state income tax filings. During 2008 Danny W. Looney, PC billed the Company $4,000 for the preparation of the Company’s 2007 federal and state income tax filings. No other fees were charged by Killman during 2009 and 2008. The Board of Directors has considered the scope of the above services and concludes these services do not impair the auditor’s independence.

PART IV
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bowling Green, State of Kentucky on March 29, 2010.

Bayou City Exploration, Inc.
By:	/s/ Robert D. Burr
Chief Executive Officer and President

By:	/s/ Stephen C. Larkin
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and the dates indicated.

Bayou City Exploration, Inc., Registrant

Date: March 29, 2009

By:	/s/ Robert D. Burr	By:	/s/ Stephen C. Larkin

	Robert D. Burr, Director, Chairman of the Board		Stephen C. Larkin, Director

By:	/s/ Gregory B. Shea	By:	/s/ Harry J. Peters

	Gregory B. Shea Director		Harry J. Peters, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Bayou City Exploration, Inc.
Bowling Green, Kentucky
We have audited the accompanying balance sheets of Bayou City Exploration, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayou City Exploration, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
March 30, 2010

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash	$51,704	$18,042
Accounts receivable:
Trade and other (net of allowance for doubtful accounts — $37,468 as of December 31, 2009 and $222,011 as of December 31, 2008)	165,946	210,674

TOTAL CURRENT ASSETS	217,650	228,716

OIL & GAS PROPERTIES, NET	308,967	5,834

TOTAL ASSETS	$526,617	$234,550

LIABILITIES AND STOCKHOLDERS’ DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$133,071	$354,789
Accounts payable — related party	134,906	246,298
AFE advances from JIB owners	—	51,186
Notes payable — related parties	475,000	616,569

TOTAL CURRENT LIABILITIES	742,977	1,268,842

ASSET RETIREMENT LIABILITY	—	43,806

TOTAL LIABILITIES	742,977	1,312,648

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2009 and December 31, 2008	—	—
Common stock, $0.005 par value; 150,000,000 shares authorized; 26,653,633 shares issued and outstanding at December 31, 2009 and December 31, 2008	133,268	133,268
Additional paid in capital	13,363,430	13,284,765
Accumulated deficit	(13,713,058)	(14,496,131)

TOTAL STOCKHOLDERS’ DEFICIT	(216,360)	(1,078,098)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$526,617	$234,550

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
OPERATING REVENUES:
Oil and gas sales	$1,025,300	$287,808

TOTAL OPERATING REVENUES	1,025,300	287,808

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	99,596	36,228
Abandonment and dry hole costs	99,583	28,311
Depletion and amortization	11,110	33,484
General and administrative costs	374,284	329,927

TOTAL OPERATING COSTS	584,573	427,950

OPERATING INCOME (LOSS)	440,727	(140,142)

OTHER INCOME (EXPENSE):
Interest expense	(45,304)	(45,108)
Gain (loss) on sale of assets	—	(22,129)
Forgiveness of debt	167,344	32,514
Bad debt recovery	170,537	—
Miscellaneous income	49,769	—

NET INCOME (LOSS) BEFORE INCOME TAX	783,073	(174,865)

Income tax provision	—	—

NET INCOME (LOSS)	$783,073	$(174,865)

NET INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.01)

Weighted Average Common Shares Outstanding —	26,653,633	26,653,633

Basic and Diluted
See accompanying independent auditor’s report
and notes to financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance at 12-31-07	$26,653,633	$133,268	$13,276,765	$(14,321,266)	$(911,233)

Interest on non-interest bearing note payable to shareholder	—	—	8,000	—	8,000
Net loss	—	—	—	(174,865)	(174,865)

Balance at 12/31/2008	26,653,633	133,268	13,284,765	(14,496,131)	(1,078,098)

Interest on non-interest bearing note payable to shareholder	—	—	8,000	—	8,000
Stock options issued	—	—	70,665	—	70,665
Net income	—	—	—	783,073	783,073

Balance at 12/31/2009	$26,653,633	$133,268	$13,363,430	$(13,713,058)	$(216,360)

See accompanying independent auditor’s report
and notes to financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)	$783,073	$(174,865)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation, depletion, and amortization	11,110	33,484
Abandonment and dry hole costs	99,583	28,311
Loss on sale of assets	—	22,129
Interest contributed by shareholder	8,000	8,000
Stock option expense	70,665	—
Forgiveness of debt	(167,344)	(32,514)
Change in operating assets and liabilities:
Accounts receivable — trade	44,728	(197,217)
Prepaid expense and other assets	—	7,024
AFE advances — JIB owners	(51,186)	—
Accounts payable — related party	(111,392)	(35,667)
Accounts payable and accrued liabilities	(54,375)	(139,364)
Long term liability — P&A costs	(43,806)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	589,056	(480,679)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(413,825)	(3,977)
Proceeds from sale of assets	—	408,937

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(413,825)	404,960

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long term debt	—	(4,627)
Proceeds from related party line of credit	65,450	77,374
Payments on related party line of credit	(207,019)	(700)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(141,569)	72,047

NET INCREASE IN CASH	33,662	(3,672)

CASH AT BEGINNING OF YEAR	18,042	21,714

CASH AT END OF YEAR	$51,704	$18,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$37,304	$242

Cash paid for federal income taxes	$—	$—

See accompanying independent auditor’s report
and notes to financial statements

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008
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
Prior to May 1, 2007, the Company operated many of the wells for which it owned an interest. The Company no longer intends to operate properties. The Company will seek to sell a portion of the interest in each prospect it generates to an operator that will be responsible for the drilling and operating of the oil and gas properties. In prior years the Company has been licensed as an oil and gas operator with the Texas Railroad Commission in the state of Texas. During the second quarter 2007 the Company’s license with the Texas Railroad Commission to be an operator in the state of Texas was not renewed. The Company operated two wells in Texas and one in Louisiana. All three wells are now plugged and abandoned. The Company’s ownership in all remaining wells is through non-operated working and royalty interests.
Basis of Presentation
These financial statements have been prepared by management, who is responsible for their content, in accordance with accounting principles generally accepted in the United States of America.
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

Recently Issued Accounting Standards
The FASB established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our financial position, results of operations or cash flows.
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.
Also in January 2010, the FASB issued Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas—Oil and Gas Reserve Estimation and Disclosures.” This ASU amends the “Extractive Industries—Oil and Gas” Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC’s Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” discussed below. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our financial statements.
SEC’s Final Rule on Oil and Gas Disclosure Requirements
On December 31, 2008, the Securities and Exchange Commission, referred to in this report as the SEC, issued Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009
In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value,” related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance.
In June 2009, the FASB issued guidance under ASC 105, “Generally Accepted Accounting Principles.” This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company’s financial position, cash flows or results of operations.
In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events,” which sets forth: (1) the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB updated its guidance under ASC 820, “Fair Value Measurements and Disclosures,” related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company’s results of operations.
Also in April 2009, the FASB updated its guidance under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.
The FASB updated its guidance under ASC 805, “Business Combinations,” in April 2009, which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008.
In June 2008, the FASB updated its guidance under ASC 260, “Earnings Per Share.” This guidance clarified that all unvested share-based payment awards with a right to receive non-forfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption did not have a material impact on the Company’s earnings per share calculations.
In March 2008, the FASB issued guidance under ASC 815, “Derivatives and Hedging,” which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. This guidance was effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. The Company adopted this guidance on January 1, 2009.
Revenue Recognition
Under the sales method, oil and gas revenue is recognized when produced and sold. Management fees are recognized under the accrual method and recorded when earned. Prospect fees charged under joint participation agreements are recorded after execution.
Accounts Receivable
Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Based upon a review of trade receivables as of December 31, 2009, a total of $37,000 was considered potentially uncollectible, this compares to $222,000 at December 31, 2008. A reserve for uncollectible receivables was recognized for this amount and is included in operating costs of the Company’s 2009 and 2008 statement of operations. Receivables are reviewed quarterly, and if any are deemed uncollectible, they are written off as bad debts.
Managed Limited Partnerships
Prior to 2004, the Company sponsored limited partnerships for which it serves as the Managing General Partner. The Company normally participates for 1% of the Limited Partnerships as the Managing General Partner and accounts for the investment under the equity method. Revenues received and changes in the partnership investments are recorded as oil and gas revenues and net assets, respectively.

Oil and Gas Properties
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
The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At December 31, 2009 the Company had $186,000 in capitalized costs pending determination, but at December 31, 2008, the Company had no costs capitalized pending determination.
Accounting for Asset Retirement Obligations
The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 143(ASC 410), Accounting for Asset Retirement Obligations. SFAS No. 143(ASC 410) requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Prior to 2005, management determined that any future costs related to plugging and abandonment of producing wells would be substantially offset by the value of equipment removed from the well site and such estimates were immaterial to the financial statements. Therefore, no liability was recorded prior to 2005. Due to continued rising rig and fuel costs, a detailed estimate was made in the second quarter of 2005 to determine how these rising service costs would affect future plugging and abandonment costs. As a result of this analysis, management concluded that a liability should be recorded within the financial statements under the provisions of SFAS 143(ASC 410). These costs are evaluated annually and adjusted accordingly under the guidelines of SFAS 143(ASC 410). As of December 31, 2008 the assets have been fully impaired. The balance of the long term liability is $44,000 for 2008. There was no accretion expense in 2008. The well was plugged and abandoned in 2009 and the Company paid its share of the costs and returned the balance of the liability in the amount of $45,000 to miscellaneous income in 2009. As of December 31, 2009 the Company had no liability established for the two new wells that went into production in late 2009 due to the fact that production just started in the fourth quarter and any liability for plugging cannot be calculated.
Surrender or Abandonment of Developed Properties
Normally, no separate gain or loss is recognized if only an individual item of equipment is abandoned or retired or if only a single lease or other part of a group of proved properties constituting the amortization base is abandoned or retired as long as the remainder of the property or group of properties continues to produce oil or gas. The asset being abandoned or retired is deemed to be fully amortized, and its cost is charged to accumulated depreciation, depletion or amortization. When the last well on an individual property or group of properties with common geological structures ceases to produce and the entire property or property group is abandoned, gain or loss, if any, is recognized. Abandonment and dry hole costs were $100,000 and $28,000 for the years ended December 31, 2009 and 2008, respectively.

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
Impairment of Long-Lived Assets
The Company follows the provisions of ASC Subtopic 360-35, “Property, Plant and Equipment - Subsequent Measurement.” Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs, or carrying amount, of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If impairment is indicated based on undiscounted expected future cash flows, then impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%, in accordance with SFAS No. 69 (ASC 932-235), “Disclosures about Oil and Gas Producing Activities.”
Income (Loss) Per Common Share
The Company calculates basic earnings per common share (“Basic EPS”) using the weighted average number of common shares outstanding for the period.
The following table provides the numerators and denominators used in the calculation of Basic EPS for the years ended December 31, 2009 and 2008:

	2009	2008
Income (loss) from operations	$783,000	$(175,000)
Less preferred stock dividends	-0-	-0-

Income (loss) available to common stockholders	$783,000	$(175,000)

Common stock outstanding for the full year	26,653,633	26,653,633

Assumed exercise of stock options	-0-	-0-

Weighted average common shares outstanding	26,653,633	26,653,633

Stock Options
Effective January 1, 2006, the Company accounts for stock options in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R) (ASC 718 and 505). Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the period ended December 31, 2006 and thereafter.
Under SFAS 123(R) (ASC 718 and 505), the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of Staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to “plain vanilla” options in determining the expected term of option grants. SAB 107 permits the expected term of “plain vanilla” options to be calculated as the average of the option’s vesting term and contractual period.
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
Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits
The Company maintains its cash balances in one financial institution located in Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $250,000. At December 31, 2009 all cash balances were under $250,000.
Advertising
The Company expenses advertising costs as these are incurred. There were no advertising costs incurred in 2009 or 2008.
Income Taxes
There is no provision for income taxes for the years ended December 31, 2009 and 2008. Income taxes are provided for under the liability method in accordance with SFAS No. 109, (ASC 740) “Accounting for Income Taxes,” which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, therefore for financial reporting purposes, a valuation allowance of $3,638,000 and $3,960,000 has been recognized to offset the net deferred tax assets at December 31, 2009 and December 31, 2008, respectively.
Fair Value of Financial Instruments
The carrying cash value and cash equivalents, receivables, prepaids, accounts payable, notes payable and advances payable approximate their fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risk arising from these financial instruments.
Reclassifications
Certain accounts in prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.
2. SALE OF MCALLEN WEST PROSPECT
In February, 2008 the Company successfully sold its McAllen West Prospect and received proceeds of $358,000, plus retained a 12% royalty interest pursuant to a term royalty deed. This is the property that the Sien well is on and is currently producing. The Company recognized a gain of $58,000 on the sale of its McAllen West Prospect.

3. RELATED PARTY TRANSACTIONS
A. Common Stock Transactions
As of December 31, 2009, there are 26,653,633 shares of common stock issued and outstanding. A total of 3,638,371 shares are held by Blue Ridge Group, Inc., a related company, and the remaining 23,015,262 shares are held by approximately 600 shareholders of record.
B. Payables and Notes Payable to Related Parties.
As of December 31, 2009 and December 31, 2008 the Company had the following debts and obligations to related parties:

	December 31, 2009	December 31, 2008
Trade payable to BR Group	$-0-	$3,000
Drilling Advances payable to Gulf Coast Drilling Co.	50,000	104,000
Payable to minority shareholders for operating capital	85,000	85,000
Note payable to BR Group	-0-	123,000
Line of Credit payable to BR Group for operating capital	375,000	393,000
Note payable to Peter Chen — a minority shareholder	100,000	100,000
Accrued Interest	-0-	55,000

Total Payable or Notes Payable to Related Parties	$610,000	$863,000

The promissory note payable to BR Group was originally entered into October 1, 2004, for $500,000 to settle outstanding cash advances received from BR Group during prior periods. The note was interest bearing at the rate of 7.95% and is payable in full on or before July 17, 2009. The note was secured by all oil and gas production income that the Company holds until the note has been paid in full. The Company paid the note in full, with all accrued interest, on March 24, 2009.
The line of credit payable to BR Group was executed by the Company on July 17, 2009, in the amount of $500,000 to finance the Company’s operations. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest is due July 17, 2010. The balance of the line of credit was $375,000 and $393,000 for the years ended December 31, 2009 and 2008 respectively. The accrued interest amount includes the unpaid interest on this line of credit in the amount of $-0- and $34,000 as of December 31, 2009 and 2008, respectively.
During the 4th quarter, 2007, Peter Chen, a minority shareholder loaned the Company $100,000 to finance the Company’s operations. The Company executed a promissory note on October 4, 2007; the note is due on demand and bears an interest rate of 0%. The Company charges interest at 8.0% or $8,000 and regards it as interest expense and additional paid in capital.
As of December 31, 2009 and 2008, the Company owed Gulf Coast Drilling Company (an affiliate of BR Group) $50,000 and $104,000, respectively, in monies that were in excess of BR Group’s participation interest in the well.
As of December 31, 2009 and 2008, the Company had a trade payable due to BR Group in the amount of $-0- and $3,000 respectively.

4. OIL AND GAS PROPERTIES
Oil and Gas properties, stated at cost, consisted of the following:

	December 31,
	2009	2008
Proved oil and gas properties	$129,000	$98,000
Investment in partnerships	21,000	21,000
Unproved oil and gas properties	186,000	—

Total oil and gas properties	336,000	119,000

Less accumulated depletion and amortization	(27,000)	(113,000)
Less impairment	—	—

Net oil and gas properties	$309,000	$6,000

Depletion and amortization expense was $11,000 and $33,000 during the years ended 2009 and 2008, respectively. The decrease of $22,000 was due mainly to the fact that the two new producing wells went into production late in 2009 and produced very little in 2009.
During 2009 and 2008, the Company provided for abandonment and dry hole costs of $100,000 and $28,000, respectively. The amount for 2009 was related to the Powers well drilled in the third quarter of 2009 which was a dry hole. The 2008 amount was for abandonment of undeveloped properties.
5. SEISMIC LICENSE
The Company entered into a “lifetime participation” membership in the Echo 3-D Gulf Coast, Permian Basin, Rocky Mountain and Mid-Continent Programs on July 1, 2004. There are 56 3-D data sets and 13,000 miles of 2-D data available for use in generating drilling prospects. The Board is considering various options to fully exploit this dataset for the greatest benefit to the Company.
This seismic license and any related “prospecting costs” such as geological and geophysical (G&G) consulting and G&G studies are defined as Exploration Costs under ASU 932 and such expenditures are to be expensed as incurred. During 2009 and 2008, $-0- and $15,000, respectively, was incurred for exploration costs and charged to expense.
6. OPERATING LEASE
The Company entered into an operating lease for its administrative office in Houston, Texas on April 1, 2003. The lease expired on June 30, 2008 and was not renewed. Total rental expense was approximately $58,000 for 2008.

7. INCOME TAXES
The tax effect of significant temporary differences representing the net deferred tax liability at December 31, 2009 and 2008 were as follows:

	2009	2008
Net operating loss carry forward	$3,357,000	$3,650,000
Depletion, depreciation and amortization	1,000	(3,000)
Stock based compensation	344,000	316,000
Valuation allowance	(3,702,000)	(3,963,000)

Net deferred tax liability	$—	$—

The Company recorded $-0- as income tax expense for the years ended December 31, 2009 and 2008, as a result of the net loss recognized in 2008 and the use of net operating losses to offset its 2009 taxable income. Further, an income tax benefit was not recognized in either of the years due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.
The benefit for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

	2009		2008
	Amount	Percent	Amount	Percent
Income tax benefit (tax expense) computed at the statutory rate	$(266,000)	34.0%	$59,000	34.0%
Increase (reduction) in tax benefit resulting from:
State and local income taxes, net of federal tax effect	(31,000)	4.0%	7,000	4.0%
Adjustment for book to tax changes	4,000	(38.0)%	(32,000)	(38.0)%
Permanent items	—	(0.0)%	—	(0.0)%
Valuation allowance (increase) decrease	293,000	(38.0)%	(34,000)	(38.0)%

Income tax benefit	$—	—	$—	—

The Company has an estimated net operating loss carry forward of $8,834,000 and $9,606,000 as of December 31, 2009 and 2008 respectively. These net operating loss carry forwards will begin expiring in 2017 unless utilized sooner. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issuance of the additional shares from the private stock placement. As of December 31, 2004, the net operating loss (NOL) carry forward amount was $3,341,000. The Section 382 rule will limit the use of this December 31, 2004 NOL carry forward to $267,000 per year.
8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has liabilities to various vendors with past due amounts including a judgment against it for $55,000. These liabilities are recorded in the financial statements in accounts payable. The Company also has significant payments for notes payable which will all mature in 2010. The Company expects to pay these in full prior to the maturity dates in 2010. Other than noted above, neither the Company nor any of its properties is subject to any material pending legal proceedings.
Contingencies
The Company’s oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. Previously the Company was an operator of oil and gas wells and carried general and umbrella liability insurance coverage of approximately $10 million per occurrence and in the aggregate to protect against these hazards. This coverage was in place through June, 2007, but the policies have now been cancelled due to expense of the policies, the Company’s decision to no longer be an operator of oil and gas wells, and the plugging and abandoning of all wells operated by the Company. At the time of this filing the Company is not insured for public liability and property damage to others with respect to its operations, except to the extent the Company may be covered as a non-operator in specific wells through the liability insurance policies of other operators.

9. STOCKHOLDERS’ EQUITY
Authorization to Issue Shares — Preferred and Common
The Company is authorized to issue two classes of stock that are designated as common and preferred stock. On October 8, 2004, a Special Meeting of Stockholders was held requesting the approval of an Amendment to the Company’s Articles of Incorporation to increase the authorized shares of Common Stock from 20,000,000 shares to 150,000,000 shares. The amendment was approved at the Special Meeting of Stockholders. As of December 31, 2009, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.
Stock Options
On February 22, 2005, the Board of Directors adopted the 2005 Plan, the purposes of which are to (i) attract and retain the best available personnel for positions of responsibility within the Company, (ii) provide additional incentives to employees of the Company, (iii) provide directors, consultants and advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continuance of service to the Company and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company’s business and increases in shareholder value, and (iv) generally to promote the success of the Company’s business and the interests of the Company and all of its stockholders, through the grant of options to purchase shares of the Company’s Common Stock and other incentives. Subject to adjustments upon changes in capitalization or merger, the maximum aggregate number of shares which may be optioned and sold or otherwise awarded under the 2005 Plan is seven million (7,000,000) common shares. The Board of Directors administers the 2005 Plan. Generally, awards of options under the 2005 plan vest immediately or on a graded basis over a 5 year term. The maximum contractual period of options granted is 10 years. The 2005 Plan will terminate on February 22, 2015. As of December 31, 2009, approximately 900,000 shares are available for grant. Issuance of common stock from the exercise of stock options will be made with new shares from authorized shares of the Company.
There were no stock options granted during the year 2008. In 2009 the Board of Directors decided that with the current stock options strike price compared to the current market price, that the outstanding options were simply not an incentive anymore to the current employees and directors. Therefore, in May of 2009 the Company decided to cancel the outstanding options to the current employees and directors and issue new ones. As a result, the Company cancelled 2,968,750 options and issued 6,000,000 options to its current employees, directors and key consultants and advisors of the Company and expensed $71,000 in relation to issuance of these options. All options were issued at the strike price of $.01, with varying vesting terms. All options granted have a ten year term.
At December 31, 2009, there were options, fully vested and expected to vest, to purchase 6,100,000 shares with a weighted average exercise price of $0.028, an intrinsic value of $287,000 and a weighted average contractual term of 9.23 years.
At December 31, 2008, there were options, fully vested and expected to vest, to purchase 3,068,750 shares with a weighted average exercise price of $0.428, an intrinsic value of $0.00 and a weighted average contractual term of 1.786 years.
For the years ended December 31, 2009 and 2008 there was $71,000 and $0 stock based compensation expense, respectively.
When calculating stock-based compensation expense the Company must estimate the percentage of non-vested stock options that will be forfeited due to normal employee turnover. Since its adoption of SFAS 123(R) (ASC 718 and 505) on January 1, 2006, the Company initially used a forfeiture rate of 20% and increased its forfeiture rate to 50% during the third quarter 2006. This was due to the Company experiencing a number of resignations of senior management personnel, each of whom had been awarded options which, in many cases, had not vested and therefore will be forfeited. In the future the Company will use an appropriate estimate for the forfeiture rate at the time options are being granted.
The Company did not record any tax benefit for stock based compensation expense in accordance with its current policy on providing for a full income tax valuation allowance more fully explained in the “Income Taxes” note.

The following table provides a summary of the stock option activity for all options for the year ended December 31, 2009.

	Number of Weighted	Options Exercise
	Average	Price
Options at December 31,2008	3,068,750	$0.428
Options expired or cancelled in 2009	(2,968,750)	(0.410)
Options issued 2009	6,000,000	0.010

Options at December 31, 2009	6,100,000	$0.028

Options exercisable at December 31, 2009	4,766,667	$0.026

10. FAIR VALUE ESTIMATES
In February 2007 the FASB issued SFAS No. 157 (ASC 820) “Fair Value Measurements”. The objective of SFAS 157 (ASC 820) is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements. SFAS 157 (ASC 820) applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.
The Company measures its options at fair value in accordance with SFAS 157 (ASC 820). SFAS 157 (ASC 820) specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions. These two types of inputs have created the following fair value hierarchy:
Level 1 —	Quoted prices for identical instruments in active markets;

Level 2 —	Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 —	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the options held for sale at December 31, 2009 was as follows:

Quoted Active
Markets for
	Identical	Significant Other	Significant
	Assets	Observable Inputs	Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Options	$—	$71,000	$—	$71,000
The Provisions of SFAS 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.
Options were valued using the Black-Scholes model.
11. SUBSEQUENT EVENTS:
In early 2010, the Company sold its 12% royalty interest in the Sein #1 well to a group of related party partnerships for $1,000,000. All of the related party partnerships share common management with the Company. The entire transaction was cash.
In May 2009, the FASB issued SFAS No. 165 (ASC 855), subsequent events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. The adoption in the fourth quarter of 2009 did not have any material impact on the Company’s financial statements. Accordingly, the Company evaluated subsequent events through March 30, 2010, the date the financial statements were issued.

BAYOU CITY EXPLORATION, INC.
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES
The Company’s participation in its three current producing wells is very small percentages and no other participants are publically traded companies, therefore they do not need a reserve report prepared in accordance with criteria prescribed by the SEC. The cost of the Company attaining one solely for SEC disclosure purposes frankly is cost prohibitive, therefore the Company has chosen not to and will not disclose proven oil & gas reserves in this report.