Form 10-K/A
period 2009-12-31
BAYOU CITY EXPLORATION, INC.
filed 2010-03-31
CIK 1050957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)
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

/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
March 31, 2010

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