Form 10-Q
period 2010-03-31
BAYOU CITY EXPLORATION, INC.
filed 2010-05-10
CIK 1050957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS

Shares outstanding for each class of stock as of the latest practicable date

Title or Class	Share Outstanding on April 30, 2010
Common Stock, $0.005 par value	26,653,633
Preferred Stock, $0.001 par value	0
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT Yes ☐ No ☑

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$636,662	$51,704
Accounts receivable:
Trade and other (net of allowance for doubtful accounts — $37,468 as of March 31, 2010 and December 31, 2009)	46,305	165,946

TOTAL CURRENT ASSETS	682,967	217,650

OIL & GAS PROPERTIES	384,375	308,967

TOTAL ASSETS	$1,067,342	$526,617

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$110,526	$133,071
Accounts payable — related party	84,906	134,906
Notes payable — related parties	100,000	475,000

TOTAL CURRENT LIABILITIES	295,432	742,977

TOTAL LIABILITIES	295,432	742,977

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Common stock, $0.005 par value; 150,000,000 shares authorized; 26,653,633 shares issued and outstanding at March 31, 2010 and December 31, 2009	133,268	133,268
Additional paid in capital	13,363,430	13,363,430
Accumulated (deficit)	(12,724,788)	(13,713,058)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	771,910	(216,360)

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$1,067,342	$526,617

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
OPERATING REVENUES:
Oil and gas sales	$87,413	$283,025

TOTAL OPERATING REVENUES	87,413	283,025

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	10,896	24,329
Depreciation, depletion and amortization	6,580	1,458
General and administrative costs	84,410	52,603

TOTAL OPERATING COSTS	101,886	78,390

OPERATING INCOME (LOSS)	(14,473)	204,635

OTHER INCOME (EXPENSE):
Interest expense	(3,551)	(10,093)
Gain on sale of assets	1,000,000	—
Forgiveness of debt	—	165,541
Other income	6,294	—

NET INCOME BEFORE INCOME TAX	988,270	360,083

Income Tax Provision	—	—

NET INCOME	$988,270	$360,083

NET INCOME PER COMMON SHARE	$0.04	$0.01

Weighted Average Common Shares Outstanding — Basic and Diluted	26,653,633	26,653,633

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$988,270	$360,083
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation, depletion, and amortization	6,580	1,458
Gain on sale of oil & gas property	(1,000,000)	—
Forgiveness of debt	—	(165,541)
Change in operating assets and liabilities:
Accounts Receivable	119,641	60,674
Accounts payable — related party	(50,000)	(57,454)
Accounts payable and accrued liabilities	(22,545)	(79,959)

NET CASH PROVIDED BY OPERATING ACTIVITIES	41,946	119,261

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(81,988)	—
Proceeds from sale of oil and gas property	1,000,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	918,012	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on line of credit	(375,000)	(108,488)

NET CASH (USED IN) FINANCING ACTIVITIES	(375,000)	(108,488)

NET INCREASE IN CASH	584,958	10,773

CASH AT BEGINNING OF PERIOD	51,704	18,042

CASH AT END OF PERIOD	$636,662	$28,815

The accompanying notes are an integral part
of these financial statements

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
INTERIM REPORTING
The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-K of the Registrant for its fiscal year ended December 31, 2009 and subsequent filings with the Securities and Exchange Commission.
The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.
2. SALE OF PROPERTY:
In late December 2009, the Company accepted an offer to purchase it’s 8.073375% royalty interest in the Sein #1 well for a total price of $1,000,000, that took place in two separate transactions, the first on January 1, 2010 and the second on March 01, 2010. The offer to purchase the royalty interest was made by five entities, all of which have a material relationship with the Company’s President and CEO, Robert D. Burr. Blue Ridge Group, Inc. is the Managing General Partner of the 2009 Production and Drilling Program, L.P. which purchased 1.9943981198% of the aforementioned royalty interest on January 01, 2010 for $247,034. Blue Ridge Group is also the managing General Partner of the 2009/2010 Production and Drilling Program L.P. purchased 1.1695494694% of the aforementioned royalty interest on March 01, 2010 for $144,865. Argyle Energy, Inc. is the Managing General Partner of the Argyle Energy 2009-VI Year End Production Program, L.P. which purchase .5494981226% of the aforementioned royalty interest on January 01, 2010 for $68,063. Argyle Energy, Inc. is also the Managing General Partner of the Argyle Energy 2009/2010-VI Year End Production Program, L.P. which purchased .5341506368% of the aforementioned royalty interest on March 01, 2010 for $66,162. Last is Burrite, Inc. which purchased 3.8257786515% of the aforementioned royalty interest on March 01, 2010 for $473,876. Mr. Burr is the President of Blue Ridge Group, Inc., Argyle Energy, Inc., and Burrite Inc. In light of the material relationship between the buyers and seller, the Board of Directors required a third party appraisal of the royalty interest as a condition precedent to acceptance of the offer. The appraisal was received on December 10, 2009 providing an opinion of value equal to $1,000,000. Accordingly, the Board of Directions voted to accept the above referenced offer and proceed to closing. All transactions were in cash and disclosed on two separate 8-K’s that were filed on January 12, 2010 and March 10, 2010.
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
The Company’s corporate headquarters are located at 632 Adams Street, Suite 700, Bowling Green, Kentucky, 42101. Robert D. Burr has served as President and Chief Executive Officer of the Company since April 2007 and Stephen C. Larkin has served as Chief Financial Officer since January 2010.
The Company seeks to sell a portion of the interest in each prospect it generates to an operator that will be responsible for the drilling and operating of the oil and gas properties. Currently, all the Company’s ownership in oil and gas wells is through non-operated working interests.
During 2009, the Company was successful in reaching settlement or payout arrangements with many of its vendors in return for a full release on all remaining liabilities. A gain of $166,000 was recognized in the year of 2009 due to these negotiations.

In prior years the Company has financed much of its operations through the sale of securities. For the three months ended March 31, 2010 and 2009 the Company sold no shares of common stock and no warrants or options were exercised.
As of March 31, 2010, the Company had total assets of $1,067,000, total liabilities of $295,000 and a stockholders’ equity of $772,000. The Company had a net income of $988,000 for the three months ended March 31, 2010 and net income of $360,000 for the same period in 2009. The net income per common share was $0.04 per share during the three months ended March 31, 2010 as compared to $0.01 during the same period in 2009. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.
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
DESCRIPTION OF PROPERTIES
The following are the primary properties held by the Company as of March 31, 2010:
Key Developed Properties:
Bridges #1 well in Shelby County, Texas: The Company owns a 0.7% indirect working interest in this well through two partnerships managed by BR Group.
Rooke #1 well: The Company owns a 9.5% working interest in 1 well located in Refugio County Texas which began production in September 2009. The well produces about 350 Mcf per day and about 10 Bbls of oil per day.
Chapman No. 75-1: The Company owns an 8% working interest in 1 well located in Nueces County, Texas which began production in October 2009. The well produces about 375 Mcf per day.
Garcitas #1: The Company owns a 9.5% working interest in 1 well located in Jackson & Victoria County, Texas. The well has been drilled and was completed during the first quarter of 2010. There has been minimal production thus far from this well, but is expected to have stable production during the second quarter of 2010.
Rooke B-1: The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas. The well has been drilled and was completed in early 2010. It started producing in early February 2010 and has produced about 225 Mcf per day and about 12 Bbls of oil per day since then.
Rooke #2 well: The Company owns a 9.5% working interest in 1 well located in Refugio County Texas. This well has been completed during the first quarter of 2010 and has had minimal production during the first quarter. Production is expected to become stable during the second quarter of 2010.
Key Undeveloped Properties:
At this time the Company has no undeveloped properties under lease.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
The Company had a net income of $988,000 for the three months ended March 31, 2010 compared to $360,000 for the same period in 2009. The income per common share was $0.04 per share during the first quarter of 2010 compared to $0.01 per share during the first quarter of 2009 due mainly to the sale of the Sein #1 well.
OPERATING REVENUES
Operating revenues from oil and gas sales were $87,000 during the three months ended March 31, 2010 as compared to $283,000 during the three months ended March 31, 2009 due to the sale of the Sein #1 well and consequent decrease oil and gas production revenue from aforementioned well.
DIRECT OPERATING COSTS
Direct operating costs are reflected as lease operating expenses and production taxes on the company’s statement of operations and were $11,000 for the three months ended March 31, 2010 as compared to $24,000 during the three months ended March 31, 2009. This decrease is due to the sale of the Sein #1 well and consequent decrease in oil and gas lease operating expenses and production taxes on well.
EXPLORATION COSTS
Exploration costs during the first quarter of 2010 and 2009 were $-0-. The Company does plan to resume its exploration efforts during the 2010 year.
OTHER OPERATING EXPENSES
The Company’s general and administrative expenses increased to $84,000 for the first quarter 2010 as compared to $53,000 for the first quarter of 2009. This increase is due to the establishment of executive salaries paid to Robert D. Burr, President and Chief Executive Officer, and to Stephen C. Larkin, Chief Financial Officer.
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
CAPITAL RESOURCES AND FINANCIAL CONDITION
The Company’s current ratio (current assets / current liabilities) was 2.31 to 1 as of March 31, 2010 compared to .29 to 1 as of December 31, 2009. This increase is mainly the result of the Company’s increased cash from the sale of the Sein #1 well and the reduction in notes payable to related parties.
The Company’s primary source of cash during the first three months of 2010 was from the sale of the Sein #1 Well and production from the three producing wells. At this point it is unclear as to the total production capability of the three current producing wells and the two that are expected to become producing during the second quarter of 2010, therefore future cash flows and duration of those cash flows cannot be known with any degree of certainty.
ITEM 3. CONTROLS AND PROCEDURES
Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934 (Exchange Act) promulgated thereunder, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010 (the “Evaluation Date”). Based on this evaluation, our management including the CEO and CFO concluded that the disclosure controls and procedures of the Company were effective, at a reasonable assurance level, as of March 31, 2010 to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure. We did not effect any change in our internal controls over financial reporting as of March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no current legal proceeding against the Company at the time of filing this report.
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

BAYOU CITY EXPLORATION, INC.
Date: May 10, 2010	By:	/s/ Robert D. Burr
Robert D. Burr
Chief Executive Officer and President

BAYOU CITY EXPLORATION, INC.
Date: May 10, 2010	By:	/s/ Stephen C. Larkin
Stephen C. Larkin
Chief Financial Officer