Form 10-Q
period 2010-06-30
BAYOU CITY EXPLORATION, INC.
filed 2010-08-16
CIK 1050957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.  _______________ or _______________

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission File Number: 0-27443

BAYOU CITY EXPLORATION, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	61-1306702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

632 Adams Street, Suite-700, Bowling Green, KY 42101
(Address of Principal Executive Offices)

(800) 798-3389
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☐Yes☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☐Large accelerated filer	☐Accelerated filer	☐Non-accelerated filer	☑Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes ☑No

APPLICABLE ONLY TO CORPORATE ISSUERS
Shares outstanding for each class of stock as of the latest practicable date

Title or Class	Shares Outstanding on August 14, 2010
Common Stock, $0.005 par value Preferred Stock, $0.001 par value	29,003,633 0

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT                                                                                                           ☐Yes           ☑No

	PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009	3

	STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)	4

	STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)	5

	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

	PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	10

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	10

ITEM 4.	(REMOVED AND RESERVED)	10

ITEM 5.	OTHER INFORMATION	10

ITEM 6.	EXHIBITS

	EX-31.1

	EX-31.2

	EX-32.1

	EX-32.2

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$488,884	$51,704
Accounts receivable:
Trade and other (net of allowance for doubtful accounts - $37,465 as of June 30, 2010 and December 31, 2009)	14,772	165,946
Prepaid expenses	26,000	0
TOTAL CURRENT ASSETS	529,656	217,650

OIL & GAS PROPERTIES	407,874	308,967

TOTAL ASSETS	$937,530	$526,617

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$38,513	$133,071
Accounts payable – related party	84,906	134,906
Notes payable – related parties	100,000	475,000
TOTAL CURRENT LIABILITIES	223,419	742,977
TOTAL LIABILITIES	223,419	742,977

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $0.005 par value; 150,000,000 shares authorized; 26,653,633 shares issued and outstanding at June 30, 2010 and December 31, 2009	133,268	133,268
Additional paid in capital	13,363,430	13,363,430
Accumulated deficit	(12,782,587)	(13,713,058)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	714,111	(216,360)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$937,530	$526,617

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Oil and gas sales	$40,573	$263,878	$127,986	$546,903
TOTAL OPERATING REVENUES	40,573	263,878	127,986	546,903

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	10,554	22,401	21,450	46,730
Depreciation, depletion and amortization	12,185	(35,571)	18,764	(34,112)
General and administrative costs	81,835	(46,755)	166,246	5,848

TOTAL OPERATING COSTS	104,574	(59,925)	206,460	18,466

OPERATING INCOME (LOSS)	(64,001)	323,803	(78,474)	528,437

OTHER INCOME (EXPENSE):
Interest expense	-	(7,980)	(3,551)	(18,073)
Gain on sale of assets	-	-	1,000,000	-
Forgiveness of debt	-	1,803	-	167,344
Other income	6,202	-	12,496	-

NET INCOME (LOSS) BEFORE INCOME TAX	(57,799)	317,626	930,471	677,708

Income Tax Provision	-	-	-	-

NET INCOME (LOSS)	$(57,799)	$317,626	$930,471	$677,708

NET LOSS PER COMMON SHARE	$(0.00)	$0.01	$0.03	$0.03

Weighted Average Common Shares Outstanding – Basic and Diluted	26,653,633	26,653,633	26,653,633	26,653,633

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$930,471	$677,708
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation, depletion, and amortization	18,764	5,834
Gain on sale of oil and gas property	(1,000,000)	-
Forgiveness of debt	-	(167,344)
Change in operating assets and liabilities:
Accounts receivable	151,174	55,474
Prepaid expenses	(26,000)	-
AFE advances – JIB owners	-	(51,186)
Accounts payable related party	(50,000)	(57,454)
Accounts payable and accrued liabilities	(94,558)	(92,274)
Long term liability – P&A costs	-	(43,806)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(70,149)	326,952

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(117,671)	(82,185)
Proceeds from sale of oil and gas properties	1,000,000	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	882,329	(82,185)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long term debt	-	(207,019)
Proceeds (payments) on line of credit	(375,000)	15,450

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(375,000)	(191,569)

NET INCREASE IN CASH	437,180	53,198

CASH AT BEGINNING OF PERIOD	51,704	18,042

CASH AT END OF PERIOD	$488,884	$71,240

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM REPORTING

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 31, 2009 and subsequent filings with the Securities and Exchange Commission.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

2. SALE OF PROPERTY:

In late December 2009, the Company accepted an offer to purchase its 8.073375% royalty interest in the Sein #1 well for a total price of $1,000,000, which took place in two separate transactions, the first on January 1, 2010 and the second on March 01, 2010.  The offer to purchase the royalty interest was made by five entities, all of which have a material relationship with the Company’s former President and CEO, Robert D. Burr.  Blue Ridge Group, Inc. is the Managing General Partner of the 2009 Production and Drilling Program, L.P. which purchased 1.9943981198% of the aforementioned royalty interest on January 01, 2010 for $247,034.  Blue Ridge Group is also the managing General Partner of the 2009/2010 Production and Drilling Program L.P. which purchased 1.1695494694% of the aforementioned royalty interest on March 01, 2010 for $144,865.  Argyle Energy, Inc. is the Managing General Partner of the Argyle Energy 2009-VI Year End Production Program, L.P. which purchased .5494981226% of the aforementioned royalty interest on January 01, 2010 for $68,063.  Argyle Energy, Inc. is also the Managing General Partner of the Argyle Energy 2009/2010-VI Year End Production Program, L.P. which purchased .5341506368% of the aforementioned royalty interest on March 01, 2010 for $66,162. Last is Burrite, Inc. which purchased 3.8257786515% of the aforementioned royalty interest on March 01, 2010 for $473,876.  Mr. Burr is the President of Blue Ridge Group, Inc., Argyle Energy, Inc., and Burrite, Inc.  In light of the material relationship between the buyers and seller, the Board of Directors required a third party appraisal of the royalty interest as a condition precedent to acceptance of the offer.  The appraisal was received on December 10, 2009 providing an opinion of value equal to $1,000,000. Accordingly, the Board of Directions voted to accept the above referenced offer and proceed to closing.  All transactions were in cash and disclosed on two separate Current Reports on Form 8-K that were filed on January 12, 2010 and March 10, 2010.

3. SUBSEQUENT EVENTS

On July 6, 2010, the Company’s Board of Directors approved the appointment of Charles T. Bukowski, Jr. as its new President and Chief Executive Officer, effective July 1, 2010, replacing Robert D. Burr who retired.  The term of this appointment is from July 1, 2010 to December 31, 2010, and automatically extends each year for twelve months thereafter unless terminated by either of the parties within ninety days of the anniversary date. The Board also elected Mr. Bukowski as a director to fill one of the vacancies left by the resignations of former directors Harry J. Peters and Gregory B. Shea, which also occurred on July 6, 2010.

Mr. Bukowski will be paid annual compensation of $120,000 per year for serving as President and Chief Executive Officer. Mr. Bukowski will also be entitled to a bonus equal to 20% of his salary in the event that the pretax income of the company exceeds $500,000 between July 1, 2010 and January 1, 2011, and an additional 10% of his salary for any additional $250,000 of pretax income generated by the company during such time. Thereafter, Mr. Bukowski’s bonus calculation period will start each January 1.

On July 19, 2010, the Company settled a lawsuit it had pending against True North Energy, Corp. to collect a $37,000 outstanding receivable balance the Company was owed but had written off in 2008, for $10,000 less attorney fees.  The settlement will be recorded in the Company’s third quarter financial statements.

On August 4, 2010, the Company received a notice of exercise from Mr. Robert D. Burr, the Company’s former President and Chief Executive Officer, pursuant to which Mr. Burr exercised an option to purchase 2,350,000 shares of the Company’s common stock, $0.005 par value, at an exercise price of $0.01 per share, for total cash consideration of $23,500.

These securities were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act.  Appropriate legends were affixed to the share certificates issued in the above transaction.  The Company believes that the recipient was an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. The recipient had adequate access, through his relationship with the Company, to information about the Company. The transaction described above did not involve general solicitation or advertising.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OPERATIONS

Bayou City Exploration, Inc., (the “Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated, and subsequently changed the name to Blue Ridge Energy, Inc. in May 1996. In September 2005, the Company changed its name to Bayou City Exploration, Inc.

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

The Company’s corporate headquarters are located at 632 Adams Street, Suite 700, Bowling Green, Kentucky, 42101.  Robert D. Burr, served as President and Chief Executive Officer of the Company from April 2007 until his resignation as President, CEO and Chairman of the Board on July 6, 2010, when Charles T. Bukowski  was named President and CEO.  A Current Report on Form 8-K dated July 6, 2010 was filed with the SEC, disclosing this information and the fact that the Company also had two other directors resign due to excessive time commitments required by the Company.  Charles T. Bukowski and Travis N. Creed were named to the board to replace Robert D. Burr, Harry J. Peters and Gregory B. Shea.   Stephen C. Larkin has served as Chief Financial Officer since January 2010.

During 2009, the Company was successful in reaching settlement or payout arrangements with many of its vendors in return for a full release on all remaining liabilities.  A gain of $166,000 was recognized in the year of 2009 due to these negotiations.

In prior years the Company has financed much of its operations through the sale of securities. For the three months ended June 30, 2010 and 2009 the Company sold no shares of common stock and no warrants or options were exercised.

As of June 30, 2010, the Company had total assets of $938,000, total liabilities of $223,000 and a stockholders’ equity of $714,000. The Company had a net income of ($58,000) for the three months ended June 30, 2010 and net income of $318,000 for the same period in 2009. The net income per common share was ($0.00) per share during the three months ended June 30, 2010 as compared to $0.01 during the same period in 2009. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

All of the Company’s periodic report filings with the SEC pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-K as filed with the SEC and a copy of its Code of Ethics. For copies of this, or any other filings, please contact: Stephen C. Larkin at Bayou City Exploration, Inc., 632 Adams Street — Suite 700, Bowling Green, KY 42101 or call (800) 798-3389.

DESCRIPTION OF PROPERTIES

The following are the primary properties held by the Company as of June 30, 2010:

Key Developed Properties:

Rooke #1 well:  The Company owns a 9.5% working interest in 1 well located in Refugio County Texas which began production in September 2009.  The well produces about 309 Mcf per day and about 2 Bbls of oil per day.

Chapman No. 75-1:  The Company owns an 8% working interest in 1 well located in Nueces County, Texas which began production in October 2009.  The well produces about 375 Mcf per day.

Garcitas #1:  The Company owns a 9.5% working interest in 1 well located in Jackson & Victoria County, Texas.  The well has been drilled and was completed during the first quarter of 2010.  There has been minimal production thus far from this well, but is expected to have stable production sometime during the third quarter of 2010.

Rooke B-1:  The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas.  The well has been drilled and was completed in early 2010.  It started producing in early February 2010 and has produced about 231 Mcf per day and about 9 Bbls of oil per day since then.

Rooke #2 well:  The Company owns a 9.5% working interest in 1 well located in Refugio County Texas.  This well was completed during the first quarter of 2010 and production began to stabilize in mid April.  Since then, the well has been producing approximately 351 Mcf per day and 4 Bbls of oil per day.

Key Undeveloped Properties:

At this time the Company has no undeveloped properties under lease.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

The Company had a net income of ($58,000) for the three months ended June 30, 2010 compared to $318,000 for the same period in 2009. The income per common share was ($0.00) per share during the second quarter of 2010 compared to $0.01 per share during the second quarter of 2009 due mainly to the sale of the Sein #1 well.  The significant decrease in net income in the second quarter of 2010 was the result of the Company selling the Sein well in March of 2010 and the loss of those revenues.  The Company also recovered $151,000 of previously written off bad debts in the second quarter of 2009 and they had no bad debt recovery in the same period of 2010.

OPERATING REVENUES

Operating revenues from oil and gas sales were $41,000 during the three months ended June 30, 2010, as compared to $264,000 during the three months ended June 30, 2009, due to the sale of the Sein #1 well and consequent decrease oil and gas production revenue from the aforementioned well.

DIRECT OPERATING COSTS

Direct operating costs are reflected as lease operating expenses and production taxes on the Company’s statement of operations and were $11,000 for the three months ended June 30, 2010, as compared to $22,000 during the three months ended June 30, 2009.  This decrease is due to the sale of the Sein #1 well and consequent decrease in oil and gas lease operating expenses and production taxes on the well.

OTHER OPERATING EXPENSES

The Company’s general and administrative expenses increased to $82,000 for the second quarter 2010 as compared to ($47,000) for the second quarter of 2009. This increase is primarily due to the fact that the Company recovered $151,000 of previously written off bad debts in the second quarter of 2009, which is reflected as a credit to the general and administrative expenses in the second quarter of 2009.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The Company had a net income of $930,000 during the six months ended June 30, 2010, compared to $678,000 for the same period in 2009. The net income per common share was $0.03 per share for the six months ended June 30, 2010 and June 30, 2009.

The increase in net income for the six months ended June 30, 2010 over the same period for 2009 was due to a few offsetting factors; on the positive side the Company sold the Sein well in March of 2010, recognizing a gain of $1,000,000.  Offsetting that gain is the fact that the Company no longer has the net revenue from the well. The Company also collected $151,000 of previously written off receivables in the first six months of 2009 and negotiated forgiveness of debt with creditors of $167,000 in the first six months of 2009.

OPERATING REVENUES

Operating revenues totaled $128,000 during the six months ended June 30, 2010, as compared to $547,000 during the six months ended June 30, 2009.  The loss of revenue from the sale of the Sein #1 well in March of 2010 caused the substantial decrease in the amount of oil and gas production revenue.

DIRECT OPERATING COSTS

Direct operating costs totaled $21,000 during the six months ended June 30, 2010, as compared to $47,000 during the same period in 2009.  This decrease is a result of the sale of the Sein #1 well in March of 2010 and the subsequent decrease the operations costs on that well.

 OTHER OPERATING EXPENSES

Depreciation, depletion and amortization expense for the six months ended June 30, 2010 was $19,000 as compared to ($34,000) in the six months ended June 30, 2009.  The credit in 2009 is because the actual plugging and abandoning costs for the Pedigo #1 well were $39,000 less than what the Company had previously set up as a liability when the well went into production a few years ago.  General and administrative expenses increased to $166,000 for the six months ended June 30, 2010 as compared to $6,000 for the six months ended June 30, 2009.  The increase is primarily a result of the collection of $151,000 of previously written off bad debts in the second quarter of 2009.

OTHER INCOME (EXPENSES)

Net other income for the six months ended June 30, 2010 was $1,009,000 as compared to $149,000 for the same period in 2009.  The major difference is a result of the gain recognized on the sale of the Sein #1 well for a $1,000,000, less the $167,000 forgiveness of debt recognized in 2009.

INCOME TAX PROVISION

Consistent with the prior period, the Company did not record a provision for income taxes due to the sufficient net operating loss carry forwards available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash balance as of June 30, 2010 was $488,884.  At that time, there were accounts receivable of $14,772 and current assets of $529,656.  Cash on hand at June 30, 2010, was primarily from the sale of one of the Company’s oil and gas properties in December 2009.  Current liabilities as of June 30, 2010 totaled $223,419 and included $38,513 in accounts payable and accrued liabilities and an aggregate $184,906 in accounts payable and notes payable to related parties.

Net cash used in operating activities during the six months ended June 30, 2010 was $70,149. This was primarily the result of net income of $930,471 offset by cash generated from the gain on the sale of oil and gas property of $1,000,000 and depreciation, depletion and amortization expense of $18,764, as well as the change in operating assets and liabilities resulting from accounts receivable of $151,174 offset by: prepaid expenses of $26,000, accounts payable to a related party of $50,000 and accounts payable and accrued liabilities of $94,558.

Net cash provided by investing activities was $882,329 during the six months ended June 30, 2010, which was a result of the $1,000,000 proceeds from the sale of oil and gas properties, offset by the $117,671 purchase of oil and gas properties.

Net cash used in financing activities totaled $375,000 for the six months ended June 30, 2010, which was the Company’s payment on a line of credit.

The Company’s primary source of cash during the first six months of 2010 was from the sale of the Sein #1 Well and production from the four producing wells.  At this point it is unclear as to the total production capability of the four currently producing wells and the one that is expected to produce during the third quarter of 2010; therefore, future cash flows and duration of those cash flows cannot be known with any degree of certainty.  However, the Company believes its cash balance is sufficient to fund  its operations through at least the next 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Pursuant to Section 302 of the Sarbanes-Oxley Act and Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934 (Exchange Act) promulgated thereunder, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 (the “Evaluation Date”).  Based on this evaluation, our management including the CEO and CFO concluded that the disclosure controls and procedures of the Company were effective, at a reasonable assurance level, as of June 30, 2010 to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.  We did not effect any change in our internal controls over financial reporting as of June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION
None.

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

Date: August 16, 2010	BAYOU CITY EXPLORATION, INC.
/s/ Charles T. Bukowski
Charles T. Bukowski
Chief Executive Officer and President

Date: August 16, 2010	BAYOU CITY EXPLORATION, INC.
/s/ Stephen C. Larkin
Stephen C. Larkin
Chief Financial Officer