Form 10-Q
period 2010-09-30
BAYOU CITY EXPLORATION, INC.
filed 2010-11-16
CIK 1050957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________
Commission File Number: 0-27443

BAYOU CITY EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

NEVADA	61-1306702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

632 Adams Street, Suite-700, Bowling Green, KY	42101
(address of principal executive offices)	(Zip Code)

(800) 798-3389
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  ☐Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☑No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding for each class of stock as of the latest practicable date:

Title or Class	Shares Outstanding on October 31, 2010
Common Stock, $0.005 par value	29,003,633

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS:

CURRENT ASSETS:
Cash	$244,889	$51,704
Accounts receivable:
Trade and other (net of allowance for doubtful accounts- $-0- as of September 30, 2010 and $37,465 as of December 31, 2009)
Prepaid expenses and other	30,140	-

TOTAL CURRENT ASSETS	322,168	217,650

OIL AND GAS PROPERTIES, NET	564,453	308,967

TOTAL ASSETS	$886,621	$526,617

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$24,283	$133,071
Accounts payable - related party	84,906	134,906
Notes payable - related parties	100,000	475,000

TOTAL CURRENT LIABILITIES	209,189	742,977

TOTAL LIABILITIES	209,189	742,977

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $0.005 par value; 150,000,000 shares authorized; 29,003,633 shares issued and outstanding at September 30, 2010 and 26,653,633 issued and outstanding at December 31, 2009	145,018	133,268
Additional paid in capital	13,375,180	13,363,430
Accumulated deficit	(12,842,766)	(13,713,058)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	677,432	(216,360)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$886,621	$526,617

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Oil and gas sales	$98,084	$226,457	$226,070	$756,075
Gain on sale of oil and gas properties	-	-	1,000,000	-
TOTAL OPERATING REVENUES	98,084	226,457	1,226,070	756,075

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	17,699	15,029	39,149	46,732
Depreciation, depletion and amortization	25,173	-	43,937	5,834
General and administrative costs	121,398	56,859	287,644	62,707
Marketing costs	3,525	-	3,525	-

TOTAL OPERATING COSTS	167,795	71,888	374,255	115,273

OPERATING INCOME (LOSS)	(69,711)	154,569	851,815	640,802

OTHER INCOME (EXPENSE):
Interest expense	-	(7,336)	(3,551)	(25,409)
Forgiveness of debt	-	-	-	167,344
Other income	9,532	2,095	22,028	44,299

NET INCOME (LOSS) BEFORE INCOME TAX	(60,179)	149,328	870,292	827,036

Income Tax Provision	-	-	-	-

NET INCOME (LOSS)	$(60,179)	$149,328	$870,292	$827,036

NET INCOME (LOSS) PER COMMON SHARE	$(0.00)	$0.01	$0.03	$0.03

Weighted Average Common Shares Outstanding – Basic and Diluted	27,828,633	26,653,633	27,123,633	26,653,633

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$870,292	$827,036
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation, depletion, and amortization	43,937	5,834
Gain on sale of oil and gas property	(1,000,000)	-
Forgiveness of debt	-	(167,344)
Change in operating assets and liabilities:
Accounts receivable	118,807	77,194
Prepaid expenses and other	(30,140)	-
AFE advances - JIB owners	-	(51,186)
Accounts payable - related party	(50,000)	(111,392)
Accounts payable and accrued liabilities	(108,788)	(94,844)
Long term liability - P&A costs	-	(43,806)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(155,892)	441,492

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(299,423)	(242,554)
Proceeds from sale of oil and gas properties	1,000,000	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	700,577	(242,554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	-	(207,019)
Proceeds (payments) on line of credit	(375,000)	15,450
Proceeds from exercising stock options	23,500	-

NET CASH USED IN FINANCING ACTIVITIES	(351,500)	(191,569)

NET INCREASE IN CASH	193,185	7,369

CASH AT BEGINNING OF PERIOD	51,704	18,042

CASH AT END OF PERIOD	$244,889	$25,411

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The financial statements of Bayou City Exploration, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-K of the Company for its fiscal year ended December 31, 2009 and subsequent filings with the Securities and Exchange Commission.

The financial statements included herein reflect all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Under the sales method, oil and gas revenue is recognized when produced and sold. Management fees are recognized under the accrual method and recorded when earned. Prospect fees charged under joint participation agreements are recorded after execution.

Accounts Receivable

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Based upon a review of trade receivables as of September 30, 2010, a total of $0 was considered potentially uncollectible.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-35, long lived assets, such as oil and gas properties and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of the fair value less costs to sell and are no longer depreciated or depleted.

Income (Loss) Per Common Share

The Company calculates basic earnings per common share (“Basic EPS”) using the weighted average number of common shares outstanding for the period.

The following table provides the numerators and denominators used in the calculation of Basic EPS for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income (loss) from operations	$(60,179)	$149,328	$870,292	$827,036
Less preferred stock dividends	-0-	-0-	-0-	-0-

Income (loss) available to common stockholders	$(60,179)	$149,328	$870,292	$827,036

Common stock outstanding for the period ended	29,003,633	26,653,633	29,003,633	26,653,633

Basic weighted average common shares outstanding	27,828,633	26,653,633	27,123,633	26,653,633

Assumed exercise of stock options	-0-	-0-	-0-	-0-

Diluted average common shares outstanding	27,828,633	26,653,633	27,123,633	26,653,633

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

Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances in one financial institution located in Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $250,000. At September 30, 2010 all cash balances were under $250,000.

Advertising

The Company expenses advertising costs as these are incurred. There were no advertising costs incurred during the nine months ended September 30, 2010.

Fair Value of Financial Instruments

The carrying cash value and cash equivalents, receivables, prepaids, accounts payable, notes payable and advances payable approximate their fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risk arising from these financial instruments.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (the “FASB”) established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

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

On December 31, 2008, the Securities and Exchange Commission (the “SEC”), referred to in this report as the SEC, issued Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.

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

In April 2009, the FASB updated its guidance under ASC 820, “Fair Value Measurements and Disclosures,” related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company’s results of operations.

Also in April 2009, the FASB updated its guidance under ASC 825, “Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

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

3.    SALE OF PROPERTY

In late December 2009, the Company accepted an offer to purchase its 8.073375% royalty interest in the Sein #1 well for a total price of $1,000,000, which took place in two separate transactions, the first on January 1, 2010 and the second on March 01, 2010.  The offer to purchase the royalty interest was made by five entities, all of which have a material relationship with the Company’s former President and CEO, Robert D. Burr.  Blue Ridge Group, Inc. is the Managing General Partner of the 2009 Production and Drilling Program, L.P. which purchased 1.9943981198% of the aforementioned royalty interest on January 01, 2010 for $247,034.  Blue Ridge Group is also the managing General Partner of the 2009/2010 Production and Drilling Program L.P. which purchased 1.1695494694% of the aforementioned royalty interest on March 01, 2010 for $144,865.  Argyle Energy, Inc. is the Managing General Partner of the Argyle Energy 2009-VI Year End Production Program, L.P. which purchased .5494981226% of the aforementioned royalty interest on January 01, 2010 for $68,063.  Argyle Energy, Inc. is also the Managing General Partner of the Argyle Energy 2009/2010-VI Year End Production Program, L.P. which purchased .5341506368% of the aforementioned royalty interest on March 01, 2010 for $66,162. Lastly, Burrite, Inc. purchased 3.8257786515% of the aforementioned royalty interest on March 01, 2010 for $473,876.  Mr. Burr is the President of Blue Ridge Group, Inc., Argyle Energy, Inc., and Burrite, Inc.  In light of the material relationship between the buyers and seller, the Board of Directors required a third party appraisal of the royalty interest as a condition precedent to acceptance of the offer.  The appraisal was received on December 10, 2009 providing an opinion of value equal to $1,000,000.  Accordingly, the Board of Directions voted to accept the above referenced offer and proceed to closing.  All transactions were in cash and disclosed on two separate Form 8-K’s that were filed on January 12, 2010 and March 10, 2010.

4.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of September 30, 2010, there are 29,003,633 shares of common stock issued and outstanding. A total of 3,638,371 shares are held by Blue Ridge Group, Inc. (“BR Group”), a related company, and 2,350,000 are held by Robert D. Burr, the President and CEO of Blue Ridge Group, Inc.

Payables and Notes Payable to Related Parties

As of September 30, 2010 and December 31, 2009 the Company had the following debts and obligations to related parties:

	September 30, 2010	December 31, 2009

Drilling Advances payable to Gulf Coast Drilling Co.	$-0-	$50,000
Payable to minority shareholders	184,906	184,906
Line of Credit payable to BR Group for operating capital	-0-	375,000

Total Payable or Notes Payable to Related Parties	$184,906	$609,906

The line of credit payable to BR Group was executed by the Company on July 17, 2009, in the amount of $500,000 to finance the Company’s operations. The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment is made by BR Group, the line of credit balance plus all accrued unpaid interest was due July 17, 2010. The line of credit was paid off in early 2010 and was not renewed in July of 2010. For the period ended December 2009 the balance of the line of credit was 375,000.

During the 4th quarter 2007, Peter Chen, a minority shareholder loaned the Company $100,000 to finance the Company’s operations. The Company executed a promissory note on October 4, 2007; the note is due on demand and bears an interest rate of 0%. The Company charges interest at 8.0% or $8,000 and regards it as interest expense and additional paid in capital.

As of September 30, 2010 and December 31, 2009, the Company owed Gulf Coast Drilling Company (an affiliate of BR Group) $-0- and $50,000, respectively, in monies that were in excess of BR Group’s participation interest in the well.

5.    OIL AND GAS PROPERTIES

Oil and Gas properties, stated at cost, consisted of the following:

	September 30, 2010	December 31, 2009
Proved oil and gas properties	$426,165	$128,229
Investment in partnerships	21,326	21,326
Unproved oil and gas properties	187,500	186,013

Total oil and gas properties	634,991	335,568

Less accumulated depletion and amortization	70,538	26,601
Less impairment
Net oil and gas properties	$564,453	$308,967

6.    COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2010, neither the Company nor any of its properties is subject to any material pending legal proceedings.

Contingencies

The Company’s oil and gas exploration and production operations are subject to inherent risks, including blowouts, fire and explosions which could result in personal injury or death, suspended drilling operations, damage to or destruction of equipment, damage to producing formations and pollution or other environmental hazards. Previously the Company was an operator of oil and gas wells and carried general and umbrella liability insurance coverage of approximately $10 million per occurrence and in the aggregate to protect against these hazards. This coverage was in place through June, 2007, but the policies have now been cancelled due to expense of the policies, the Company’s decision to no longer be an operator of oil and gas wells, and the plugging and abandoning of all wells operated by the Company. At the time of this filing the Company now has reinstituted an umbrella liability policy for $5,000,000.

7.           STOCKHOLDERS’ EQUITY

Authorization to Issue Shares — Preferred and Common

The Company is authorized to issue two classes of stock that are designated as common and preferred stock. As ofSeptember 30, 2010, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

Stock Options

On August 4, 2010, Mr. Robert D. Burr, the Company’s former President and Chief Executive Officer, exercised an option to purchase 2,350,000 shares of the Company’s common stock, $0.005 par value, at an exercise price of $0.01 per share, for total cash consideration of $23,500.

8.    SUBSEQUENT EVENTS

We have evaluated events and transactions after the balance sheet date of September 30, 2010 through November 16, 2010.  We did not have any material subsequent events that would require recognition in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010, as well as with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

Caution Regarding Forward-Looking Statements

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q, we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, and other objectives, expectations and intentions, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC or our sales results or changes in costs associated with ingredients for our products, manufacture of our products, distribution and sales. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

The Company is engaged in the oil and gas business, primarily in the gulf coast of Texas, east Texas, south Texas, and Louisiana. The wells drilled by the Company include both exploratory and development wells.  During 2010, the Company refocused its business from the development of oil and gas prospects to the management of oil and gas drilling programs.  The Company currently sponsors oil and gas drilling programs, for which it serves as managing general partner.  It also owns working interest in various oil and gas properties both within these oil and gas drilling programs and outside the programs.

Prior to fiscal 2010, the Company generated a substantial portion of its revenues from its ownership of a royalty interest in the Sein #1 well, which was sold to related parties in late December 2009 and March 2010 for total consideration of $1,000,000.  As a result of this sale, the Company’s revenues from royalties during fiscal 2010 substantially decreased from revenues generated during the same periods of fiscal 2009.

As of September 30, 2010, the Company had total assets of $887,000, total liabilities of $209,000 and a stockholders’ equity of approximately $677,000. The Company had a net loss of approximately $60,000 for the three months ended September 30, 2010 compared to net income of approximately $149,000 during the three months ended September 30, 2009. The net loss per common share was ($0.00) per share during the three months ended September 30, 2010 as compared to net income per common share of $0.01 during the same period in 2009. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

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

Description of Properties

The following are the primary properties held by the Company as of September 30, 2010:

Key Developed Properties

Rooke #1 well:  The Company owns a 9.5% working interest in 1 well located in Refugio County Texas which began production in September 2009.  During the third quarter of 2010, well production averaged approximately 525 Mcf per day and 15 Bbls per day.

Chapman No. 75-1 well:  The Company owns an 8% working interest in 1 well located in Nueces County, Texas which began production in October 2009.  During the third quarter of 2010, this well produced about 271 Mcf per day.

Garcitas #1 well:  The Company owns a 9.5% working interest in 1 well located in Jackson & Victoria County, Texas.  The well has been drilled and was completed during the first quarter of 2010.  Production began during the third quarter of 2010 and produced approximately 13 Bbls per day.

Rooke B-1 well:  The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas.  The well has been drilled and was completed in early 2010.  It started producing in early February 2010 and during the third quarter produced about 546 Mcf per day and about 10 Bbls of oil per day.

Rooke #2 well:  The Company owns a 9.5% working interest in 1 well located in Refugio County Texas.  This well was completed during the first quarter of 2010 and production began to stabilize in mid April.  During the third quarter of 2010, the well produced approximately 322 Mcf per day and 41 Bbls of oil per day.

Critical Accounting Policies

Since the Company filed its Annual Report for the fiscal year ended December 31, 2009, there have been no changes to the Company’s Critical Accounting Policies.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2010, and September 30, 2009

The Company had a net loss of $60,179 for the three months ended September 30, 2010 compared to net income of $149,328 for the same period in 2009. The loss per common share was ($0.00) per share during the third quarter of 2010 compared to income per common share of $0.01 per share during the third quarter of 2009.  The significant decrease in net income in the third quarter of 2010 was the result of the Company selling the Sein #1 well the first quarter of 2010 and the loss of those revenues.  The Company also recovered approximately $151,000 of previously written off bad debts in the third quarter of 2009 compared to approxmately $10,000 during the same period of 2010.

Operating Revenues

Operating revenues from oil and gas sales were $98,084 during the three months ended September 30, 2010 as compared to $226,457 during the three months ended September 30, 2009 due to the sale of the Sein #1 well and consequent decrease oil and gas production revenue from the Sein #1 well.

Direct Operating Costs

Direct operating costs are reflected as lease operating expenses and production taxes on the Company’s statement of operations and were $17,699 for the three months ended September 30, 2010 as compared to $15,029 during the three months ended September 30, 2009.  The slight increase occurred because the Company owned interests in five oil and gas wells that were in full operation during the third quarter of 2010, whereas only three wells were operating during the same period in 2009.

Other Operating Expenses

The Company’s general and administrative expenses increased to $121,398 for the third quarter 2010 as compared to $56,859 for the third quarter of 2009. This increase is primarily due to the increase in salaries paid to the President and Chief Executive Officer and the start-up costs associated with a drilling program sponsored by the Company during the third quarter of 2010.

Comparison of Nine Month Periods Ended September 30, 2010 and September 30, 2009

The Company had a net income of $870,292 during the nine months ended September 30, 2010 compared to approximately $827,036 for the same period in 2009. The net income per common share was $0.03 per share for the nine months ended September 30, 2010 and September 30, 2009.

The increase in net income for the nine months ended September 30, 2010 over the same period for 2009 was due to a number of factors.  First, the Company sold its intrest in the Sein #1 well in March of 2010, recognizing a gain of $1,000,000, which was offset by the fact that the Company no longer receives net revenue from the well. In addition, the Company collected approximately $151,000 of previously written off receivables in the first nine months of 2009 and negotiated forgiveness of debt with creditors of  approximately $167,000 in the first nine months of 2009, whereas, the Company had only $10,000 in collections of previously written off receivables in 2010 and no forgiveness of debt in 2010.

Operating Revenues

Operating revenues totaled $226,070 during the nine months ended September 30, 2010 as compared to $756,075 during the nine months ended September 30, 2009.  This decrease in the amount of revenues was a result of the sale of the Company’s interest in the Sein #1 well in March 2010.

Direct Operating Costs

Direct operating costs totaled $39,149 during the nine months ended September 30, 2010, as compared to $46,732 during the same period in 2009.  All these costs are directly related to the increase in the number of oil and gas wells from three to five operating wells in which the Company holds interest.

Other Operating Expenses

Depreciation, depletion and amortization expense for the nine months ended September 30, 2010 was $43,937 as compared to $5,834 in the nine months ended September 30, 2009.  The credit in 2009 is due to the fact that the actual plugging and abandoning costs for the Pedigo #1 well were approximately $39,000 less than what the Company had previously set up as a liability when the well went into production a few years ago.  General and administrative expenses increased to $287,644 for the nine months ended September 30, 2010 as compared to $62,707 for the nine months ended September 30, 2009.  The increase is primarily a result of the collection of approximately $151,000 of previously written off bad debts in the second quarter of 2009, whereas only approximately $10,000 was collected during the same period of 2010.

Other Income (Expenses)

Net other income for the nine months ended September 30, 2010 was $22,028 as compared to $44,299 for the same period in 2009.  The majority of other income in 2009 was attributable to the reversal of the plugging liability over accrued in previous years, which is not expected to occur in 2010.

Income Tax Provision

Consistent with the prior period, the Company did not record a provision for income taxes due to the sufficient net operating loss carry forwards available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.

Liquidy and Capital Resources

The Company’s cash balance as of September 30, 2010 was $244,889.  At that time, there were accounts receivable of $47,139 and prepaid expenses of $30,140 for deposits made to attend a trade show in October 2010 and a deposit on a sales office lease.  Cash on hand at September 30, 2010, was primarily from the sale of one of the Company’s oil and gas properties in December 2009 and production from the Company’s five producing wells.  Current liabilities as of September 30, 2010 totaled $209,189 and included $24,283 in accounts payable and accrued liabilities and an aggregate $184,906 in accounts payable and notes payable to related parties.

Net cash used in operating activities during the nine months ended September 30, 2010 was $155,892. This was primarily the result of net income of $870,292 offset by cash generated from the gain on the sale of oil and gas property of $1.0 million and a decrease in depreciation, depletion and amortization expense of $43,937, as well as the change in operating assets and liabilities resulting from accounts receivable of $118,807 and an increase in prepaid expenses of $30,140, accounts payable to a related party of $50,000 and accounts payable and accrued liabilities of $108,788.

Net cash provided by investing activities was $700,577 during the nine months ended September 30, 2010, which was a result of the $1 million proceeds from the sale of oil and gas properties, offset by the $299,423 purchase of oil and gas properties.

Net cash used in financing activities totaled $351,500 for the nine months ended September 30, 2010, which was the Company’s payment on a line of credit and proceeds from the exercise of stock options by a former officer of the Company.

The Company’s primary source of cash during the first nine months of 2010 was from the sale of the Sein #1 well and production from its five producing wells.  At this point it is unclear as to the total production capability of the five currently producing wells and an additional well that is expected to produce during the fourth quarter of 2010; therefore, future cash flows and duration of those cash flows cannot be known with any degree of certainty.  However, the Company believes its cash balance is sufficient to fund its operations through at least the next 12 months.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2010, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer, our principal financial officer and our management concluded that the Company's disclosure controls and procedures as of September 30, 2010 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our first quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive officer and principal financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in no legal proceedings as of the date of this filing.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2010, Mr. Robert D. Burr, the Company’s former President and Chief Executive Officer, exercised an option to purchase 2,350,000 shares of the Company’s common stock, $0.005 par value, at an exercise price of $0.01 per share, for total cash consideration of $23,500.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit	Description
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2010	BAYOU CITY EXPLORATION, INC

/s/ Charles T. Bukowski
Charles T. Bukowski
Chief Executive Officer and President (Principal Executive Officer and Authorized Signatory)

Date: November 16, 2010	/s/ Stephen C. Larkin
Stephen C. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)