Form 10-K/A
period 2009-12-31
BAYOU CITY EXPLORATION, INC.
filed 2011-01-14
CIK 1050957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(MARK ONE)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

or

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

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE): (270) 842-2421

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

State issuer’s revenues for its most recent fiscal year: $ 1,025,000

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

26,653,633 Shares of Common Stock Outstanding at March 29, 2010; 0 Shares of Preferred Stock Outstanding at March 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

Bayou City Exploration, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 and subsequently amended on the same date to correct an administrative error (collectively, the “2009 10-K”). This Amendment No. 2 is in response to comments made by the SEC on the Company’s 2009 10-K, received by the Company on November 1, 2010 (the “SEC Comment Letter”).  It amends the 2009 10-K by: (i) revising the Company’s definition of proved reserves and reference to Regulation S-X to be consistent with Rule 4-10(a); (ii) revising the Company’s impairment policy in accordance with FASB ASC 360-10-35; (iii) re-characterizing two line items in the Company’s Statement of Operations and one line item in the Statement of Cash Flows; and (iv) disclosing the Company’s oil and gas reserves in accordance with FASB ASC-932-235-50. It also amends Item 15 – Exhibits to include updated officer certifications and updates the signature pages to reflect the Company’s current officers and directors.

Except as described above, no other changes have been made to the 2009 10-K, and this Amendment No. 2 does not otherwise amend, update or change the financial statements or disclosures in the 2009 10-K.

FORM 10-K

Amendment No. 2

TABLE OF CONTENTS

		Page
PART I

1.	Description of Business	1
2.	Description of Properties	4
3.	Legal Proceedings	6
4.	Submission of Matters to a Vote of Security Holders	6

PART II

5.	Market Price for Common Equity and Related Stockholder Matters	7
6.	Management’s Discussion and Financial Analysis of Financial Condition	7
7.	Financial Statements	10
8.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	10
8A.	Controls and Procedures	10
8B.	Other Information	11

PART III

9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	12
10.	Executive Compensation	14
11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
12.	Certain Relationships and Related Transactions	17
13.	Exhibits	18
14.	Principal Accountant Fees and Services	18

PART IV

Signatures		19

FINANCIAL STATEMENTS

Independent Auditor’s Report
	Killman, Murrell, & Company, P.C.	F-1

Balance Sheets		F-2
Statements of Operations		F-3
Statements of Changes in Stockholders’ Equity		F-4
Statements of Cash Flows		F-5
Notes to Financial Statements		F-6
Supplemental Information on Oil and Gas Exploration and Production Activities (Unaudited)		F-15

EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

1.	DESCRIPTION OF BUSINESS

General Description

Bayou City Exploration, Inc., (the “Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated (“Gem Source”), and subsequently changed the Company's name to Blue Ridge Energy, Inc. in May 1996. In September 2005, the Company changed its name to Bayou City Exploration, Inc.

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

	Net Production For the Year 12/31/09	Net Production For the Year 12/31/08
Net Volumes (Equivalent Barrels)	35,431.00	6,833.00
Average Sales Price per Equivalent Barrel	$28.78	$42.12
Average Production Cost per Equivalent Barrel (includes production taxes)	$1.88	$3.12

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

Oil and Gas Reserves: The term proved oil and gas reserves is defined by the SEC in Rule 4-10(a) (22) of Regulation S-X adopted under the Securities Act of 1933, as amended (the “Act”).  In general, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas and natural gas liquids that geological or engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices based on an unweighted 12-month average and costs as of the date the estimate is made.  Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based on future conditions.

Our estimates of proved reserves materially impact depletion expense.  If proved reserves decline, then the rate at which we record depletion expense increases.  A decline in estimates of proved reserves may result from lower prices, new information obtained from development drilling and production history; mechanical problems on our wells; and catastrophic events such as explosions, hurricanes and floods.  Lower prices also may make it uneconomical to drill wells or produce from fields with high operating costs.  In addition, a decline in proved reserves may impact our assessment of our oil and natural gas properties for impairment.

Our proved reserves estimates are a function of many assumptions, all of which could deviate materially from actual results.  As such, reserves estimates may vary materially from the ultimate quantities of crude oil and natural gas actually produced.

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

The application of this guidance did not result in any impairment of the oil and gas properties of the Company for the periods presented.

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

Operating Revenues:  Operating revenues totaled $1,025,000 in 2009 as compared to $346,000 in 2008 which is a 196% increase from 2008. The increase is mainly the result of the production of the well in the county of Nueces, Texas called the Sien #1, which went into production in November 2008.  The Company sold these leases in February 2008 and retained an 8.1% royalty interest in the land.  The Sien well was subsequently drilled on the property and produced approximately $1,006,000 of revenue for the Company for the year of 2009 and 206,000 for 2008.

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

Other Expenses, Net:  Other income in excess of other expenses increased by a net of $434,000 in 2009 from 2008 due largely to increase in forgiveness of debt, which was $167,000 for 2009 and $33,000 for 2008, an increase of $134,000, collection of $171,000 in bad debts previously allowed for, and $40,000 reversal in long-term P&A liability after plugging all active wells.  In early 2009 the Company aggressively settled most of its accounts payable with companies it had not been able to pay for several years and was able to get a large amount of the payable forgiven for immediate payment.  The Company also aggressively pursued its outstanding accounts receivables and was able to collect a large amount of these as well.

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

STEPHEN C. LARKIN, age 50, Bowling Green, Kentucky, was appointed as a Director in June 2009, and appointed as Chief Financial Officer on January 4, 2010.  Prior to becoming Chief Financial Officer, he served as Controller since April 1, 2009.  Mr. Larkin has also served as Chief Financial Officer of BR Group since June 2008.  Mr. Larkin earned a B.A. Degree from Michigan State University in 1981, an MBA Degree from Michigan State University in 1989 and an Executive MBA from the University of New Hampshire in 1997.

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

10.	Executive Compensation

The following table shows information for the year ended December 31, 2009 regarding the compensation of our Chief Executive Officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation Non-Equity	Change in pension value and non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Robert D. Burr President and CEO	2009	68,000	—	—	33,000	—	—	—	$101,000

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities to be issued upon exercise of outstanding options, warrants, and rights)

Equity compensation plans approved by security holders	6,100,000	$0.028	900,000

Equity compensation plans not approved by security holders	None	n/a	None

Total	6,100,000	$0.028	900,000

The following table shows information regarding awards granted to each of our Named Executive Officers under our Stock Option Plan outstanding as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert D. Burr President and CEO	2,350,000	—	—	$0.01	05/18/19

Harry J. Peters Director	950,000	—	—	$0.01	05/18/19

Gregory B. Shea Director	700,000	—	—	$0.01	05/18/19

Stephen C. Larkin	333,333	666,667	—	$0.01	05/18/19

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

During 2009, the directors of the Company received the following compensation for their services as directors of the Company.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert D. Burr	—	—	—	—	—	—	—
Harry J. Peters	—	—	—	—	—	—	—
Gregory B. Shea	—	—	—	—	—	—	—
Stephen C. Larkin	—	—	—	—	—	—	—

11.	SECURITIES OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Robert D. Burr 632 Adams Street, Suite 710 Bowling Green, KY 42101	4,933,971	(1)	18.5%

Blue Ridge Group, Inc. 632 Adams Street, Suite 710 Bowling Green, KY 42101	3,638,371	(2)	13.7%

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (4)	Percent of Class

Robert D. Burr (1)	4,933,971	18.5%
Harry J. Peters (2)	1,014,763	3.8%
Gregory B. Shea (3)	764,763	2.9%
Stephen C. Larkin (4)	333,333	1.2%
All directors, nominees and officers as a group (4 persons)	7,046,830	26.4%

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

B. Payables and Notes Payable to Related Parties.

As of December 31, 2009 and December 31, 2008 the Company had the following debts and obligations to related parties:

	December 30, 2009	December 31, 2008
Trade payable to BR Group	$-0-	$3,000
Payable to BR Group for proceeds from sale of asset	-0-	-0-
Drilling Advances payable to Gulf Coast Drilling Co.	50,000	104,000
Payable to minority shareholders for operating capital	85,000	85,000
Note payable to BR Group	-0-	123,000
Line of Credit payable to BR Group for operating capital	375,000	393,000
Note payable to Peter Chen — a minority shareholder	100,000	100,000
Accrued Interest	-0-	55,000

Total Payable or Notes Payable to Related Parties	$610,000	$863,000

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

As of December 31, 2009 and 2008, the Company had a trade payable due to BR Group in the amount of -0- and $3,000, respectively

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

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bowling Green, State of Kentucky on January 14, 2011.

Bayou City Exploration, Inc.

By:	/s/ Charles T. Bukowski
Chief Executive Officer and President

By:	/s/ Stephen C. Larkin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and the dates indicated.

Bayou City Exploration, Inc., Registrant

Date: January 14, 2011

By:	/s/ Charles T. Bukowski	By:	/s/ Stephen C. Larkin

	Charles T. Bukowski, Director		Stephen C. Larkin, Director

By:	/s/ Travis N. Creed

Travis N. Creed, Director

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

/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas

March 31, 2010

BAYOU CITY EXPLORATION, INC.

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$51,704	$18,042
Accounts receivable:
Trade and other (net of allowance for doubtful accounts - $37,468 as of December 31, 2009 and $222,011 as of December 31, 2008).	165,946	210,674
TOTAL CURRENT ASSETS	217,650	228,716

OIL & GAS PROPERTIES, NET	308,967	5,834

TOTAL ASSETS	$526,617	$234,550

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$133,071	$354,789
Accounts payable - related party	134,906	246,298
AFE advances from JIB owners	-	51,186
Notes payable - related parties	475,000	616,569

TOTAL CURRENT LIABILITIES	742,977	1,268,842

ASSET RETIREMENT LIABILITY	-	43,806

TOTAL LIABILITIES	742,977	1,312,648

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2009 and December 31, 2008	-	-
Common stock, $0.005 par value; 150,000,000 shares authorized; 26,653,633 shares issued and outstanding at December 31, 2009 and December 31, 2008	133,268	133,268
Additional paid in capital	13,363,430	13,284,765
Accumulated deficit	(13,713,058)	(14,496,131)

TOTAL STOCKHOLDERS' DEFICIT	(216,360)	(1,078,098)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$526,617	$234,550

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31
	2009	2008
OPERATING REVENUES:
Oil and gas sales	$1,025,300	$287,808
Gain on sale of oil and gas properties		57,750
TOTAL OPERATING REVENUES	1,025,300	345,558

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	99,596	36,228
Abandonment and dry hole costs	99,583	28,311
Depletion and amortization	11,110	33,484
General and administrative costs	374,284	329,927

TOTAL OPERATING COSTS	584,573	427,950

OPERATING INCOME (LOSS)	440,727	(82,392)

OTHER INCOME (EXPENSE):
Interest expense	(45,304)	(45,108)
Gain (loss) on sale of non oil and gas assets	-	(79,879)
Forgiveness of debt	167,344	32,514
Bad debt recovery	170,537	-
Miscellaneous income	49,769	-

NET INCOME (LOSS) BEFORE INCOME TAX	783,073	(174,865)

Income tax provision	-	-

NET INCOME (LOSS)	$783,073	$(174,865)

NET INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.01)

Weighted Average Common Shares Outstanding - Basic and Diluted	26,653,633	26,653,633

See accompanying independent auditor’s report and notes to financial statements

BAYOU CITY EXPLORATION, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total

Balance at 12-31-07	$26,653,633	$133,268	$13,276,765	$(14,321,266)	$(911,233)

Interest on non-interest bearing note payable to shareholder	-	-	8,000	-	8,000
Net loss	-	-	-	(174,865)	(174,865)
Balance at 12/31/2008	26,653,633	133,268	13,284,765	(14,496,131)	(1,078,098)

Interest on non-interest bearing note payable to shareholder	-	-	8,000	-	8,000
Stock options issued	-	-	70,665	-	70,665
Net income	-	-	-	783,073	783,073
Balance at 12/31/2009	$26,653,633	$133,268	$13,363,430	$(13,713,058)	$(216,360)

See accompanying independent auditor’s report and notes to financial statements

BAYOU CITY EXPLORATION, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)	$783,073	$(174,865)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation, depletion, and amortization	11,110	33,484
Abandonment and dry hole costs	99,583	28,311
Gain on sale of oil and gas properties	-	(57,750)
Loss on sale of non oil and gas assets	-	79,879
Interest contributed by shareholder	8,000	8,000
Stock option expense	70,665	-
Forgiveness of debt	(167,344)	(32,514)
Change in operating assets and liabilities:
Accounts receivable - trade	44,728	(197,217)
Prepaid expense and other assets	-	7,024
AFE advances - JIB owners	(51,186)	-
Accounts payable - related party	(111,392)	(35,667)
Accounts payable and accrued liabilities	(54,375)	(139,364)
Long term liability - P&A costs	(43,806)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	589,056	(480,679)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(413,825)	(3,977)
Proceeds from sale of assets	-	408,937

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(413,825)	404,960

CASH FLOWS FROM FINANCIANG ACTIVITIES:

Payments on long term debt	-	(4,627)
Proceeds from related party line of credit	65,450	77,374
Payments on related party line of credit	(207,019)	(700)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(141,569)	72,047

NET INCREASE IN CASH	33,662	(3,672)

CASH AT BEGINNING OF YEAR	18,042	21,714

CASH AT END OF YEAR	$51,704	$18,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$37,304	$242

Cash paid for federal income taxes	$-	$-

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

Impairment of Long-Lived Assets

The Company follows the provisions of ASC Subtopic 360-35, “Property, Plant and Equipment – Subsequent Measurement.” Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs, or carrying amount, of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If impairment is indicated based on undiscounted expected future cash flows, then impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%, in accordance with SFAS No. 69 (ASC 932-235), “Disclosures about Oil and Gas Producing Activities,”

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

	December 31
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

The following table provides a summary of the stock option activity for all options for the year ended December 31, 2009.

	Number of Weighted Average	Options Exercise Price
Options at December 31,2008	3,068,750	$0.428
Options expired or cancelled in 2009	(2,968,750)	(0.410)
Options issued 2009	6,000,000	0.010
Options at December 31, 2009	6,100,000	$0.028
Options exercisable at December 31, 2009	4,766,667	$0.026

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

Level 1 -	Quoted prices for identical instruments in active markets;
Level 2 -
Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.  The fair value of the options held for sale at December 31, 2009 was as follows:

	Quoted Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Options	$ ---	$71,000	$ ---	$71,000

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

In May 2009, the FASB issued SFAS No. 165 (ASC 855), subsequent events (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption in the fourth quarter of 2009 did not have any material impact on the Company’s financial statements.  Accordingly, the Company evaluated subsequent events through March 31, 2010, the date the financial statements were issued.

12.  SUPPLEMENTAL INFORMATION ON OIL & GAS (Unaudited)

Capitalized Costs Relating to Oil and Gas	December 31,
Producing Activities	2009	2008
Unproved oil and gas properties	$186,000	$-
Proved oil and gas properties	149,000	119,000

Less accumulated depreciation, depletion amortization, and impairment	(26,000)	(113,000)

Net capitalized costs	$309,000	$6,000

Costs incurred in Oil and Gas Producing Activities
For the years ended
Property acquisition costs
Proved	$47,000	$119,000
Unproved	186,000	-
Exploration costs	67,000	-
Development costs	35,000	-
Amortization rate per equivalent barrel of production	$16.50	$1.18

Results of Operation for Oil and Gas Producing
Activities for the years ended
Oil and gas sales	$25,000	$287,000
Gain on sale of oil and gas properties	1,000,000	-
Impairment, abandonment, and dry hole costs	(100,000)	(43,000)
Production costs	(100,000)	(21,000)
Depreciation, depletion and amortization	(11,000)	(6,000)

	814,000	217,000
Income tax expense	-	-
Results of operations for oil and gas producing
Activities (excluding corporate overhead and Financing costs)	$814,000	$217,000

Reserve Information

The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were prepared by independent petroleum engineers.  Such estimates are in accordance with guidelines established by the SEC and the FASB.  All of our reserves are located in the United States.

In 2009, the SEC issued its final rule on the modernization of oil and gas reporting, and the FASB adopted conforming changes to ASC Topic 932, “Extractive Industries”, to align the FASB’s reserves requirements with those of the SEC.  The final rule is now in effect for companies with fiscal years ending on or after December 31, 2009.

As it affects our reserve estimates and disclosures, the final rule:

•
amends the definition of proved reserves to require the  use of average commodity prices based upon the prior 12-month period rather than year-end prices (Oil - $61.18 bbl; Gas – $3.87 mcf for year ended December 31, 2009);

•	expands the type of technologies available to establish reserve estimates and categories;
•	modifies certain definitions used in estimating proved reserves;
•	permits disclosure of probable and possible reserves;
•	requires disclosure of internal controls over reserve estimations and the qualifications of technical persons primarily responsible for the preparation or audit of reserve estimates;
•	permits disclosure of reserves based on different price and cost criteria, such as futures prices or management forecasts; and
•	requires disclosure of material changes in proved undeveloped reserves, including a discussion of investments and progress made to convert proved undeveloped reserves to proved developed reserves

We emphasize that reserve estimates are inherently imprecise.  Accordingly, the estimates are expected to change as more current information becomes available.  In addition, a portion of our proved reserves are classified as proved developed nonproducing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

The following table sets forth estimated proved oil and gas reserves together with the changes therein for the year ended December 31, 2009:

	Oil	Gas
	(bbls)	(mcf)
Proved developed and undeveloped reserves
Beginning of year	-	-
Revisions of previous estimates	-	-
Improved recovery	-	-
Purchases of minerals in place	-	-
Extensions and discoveries	1,381	35,459
Production	(49)	(3,743)
Sales	-	-
End of Year	1,332	31,716

Proved developed reserves
Beginning of year	-	-
End of Year	15	12,423

Standardized measure of Discounted Future
Net Cash Flows at December 31, 2009
Future cash inflows		$193,360
Future production costs		(68,545)
Future development costs		(1,620)
Future income tax expenses		-
		123,195

Future net cash flows
10% annual discount for estimated timing of cash flows		(8,125)

Standardized Measures of Discounted Future
Net Cash Flows Relating to Proved Oil and Gas Reserves		$115,070

The following reconciles the change in the standardized measure of discounted future net cash flow during 2009

Beginning of year		$-
Sales of oil and gas produced, net of production costs		(15,877)
Net changes in prices and production costs		-
Extensions, discoveries, and improved recovery, less related costs		-
Development costs incurred during the year which were previously estimated		-

Net change in estimated future development costs		-
Revisions of previous quantity estimates		-
Net change from purchases and sales of minerals in place		130,947
Accretion of discount
Net change in income taxes		-
Other		-
		-
End of year		$115,070