Form 10-K/A
period 2009-12-31
BAYOU CITY EXPLORATION, INC.
filed 2011-02-25
CIK 1050957

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 3)
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

26,653,633 Shares of Common Stock Outstanding at March 29, 2010; 0 Shares of Preferred Stock Outstanding at March 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

Bayou City Exploration, Inc. (the “Company”) is filing this Amendment No. 3 to its Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 and subsequently amended on the same date to correct an administrative error and again on January 14, 2011 in response to comments made by the SEC (collectively, the “2009 10-K”). This Amendment No. 3 is in response to comments made by the SEC on the Company’s 2009 10-K, received by the Company on February 4, 2011 (the “SEC Comment Letter”).  It amends the 2009 10-K by: (i) filing a copy of an engineering report obtained by the Company relating to its oil and gas reserves as Exhibit 99.1 (the “PPC Report”); (ii) removing prior disclosure stating that the Company had chosen not to disclose proven oil and gas reserves in the 2009 10-K; (iii) expanding disclosures to include the information regarding oil and natural gas reserves required by Item 1202(a)(6) and (7) of  Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended; (iv) correcting disclosure in the “SUBSEQUENT EVENTS” footnotes to the Financial Statements regarding the Company’s interest in the Sein #1 well; and (v) disclosing information in the notes to the financial statements regarding certain royalty interests held by the Company in the Sein #1 well. It also amends Item 15 – Exhibits to include a consent from Pressler Petroleum Consultants, Inc., updated officer certifications and updated signature pages.

Except as described above, no other changes have been made to the 2009 10-K, and this Amendment No. 3 does not otherwise amend, update or change the financial statements or disclosures in the 2009 10-K.

FORM 10-K

Amendment No. 3

TABLE OF CONTENTS

		Page
PART I

1.	Description of Business	1
2.	Description of Properties	4
3.	Legal Proceedings	7
4.	Submission of Matters to a Vote of Security Holders	7

PART II

5.	Market Price for Common Equity and Related Stockholder Matters	8
6.	Management’s Discussion and Financial Analysis of Financial Condition	8
7.	Financial Statements	11
8.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	11
8A.	Controls and Procedures	11
8B.	Other Information	12

PART III

9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	13
10.	Executive Compensation	15
11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
12.	Certain Relationships and Related Transactions	18
13.	Exhibits	19
14.	Principal Accountant Fees and Services	19

PART IV

Signatures		20

FINANCIAL STATEMENTS

Independent Auditor’s Report
	Killman, Murrell, & Company, P.C.	F-1

Balance Sheets		F-2
Statements of Operations		F-3
Statements of Changes in Stockholders’ Equity		F-4
Statements of Cash Flows		F-5
Notes to Financial Statements		F-6
Supplemental Information on Oil and Gas Exploration and Production Activities (Unaudited)		F-15

EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

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

Net Proved Oil and Gas Reserves

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2009 is presented consistent with the requirements of the new rule.

Presented below are the estimates of the Company’s proved oil and natural gas reserves as of December 31, 2009 based upon a report prepared by Pressler Petroleum Consultants, Inc. (“PPC”).  All of the Company’s proved reserves are located in the United States.

			Future Net Revenue, $
Reserve Category	Oil (Bbls*)	Gas (Mcf**)	Undiscounted	Present Worth at 10%
Proved Developed Producing	15	12,423	29,024	27,680
Proved Developed Non-Producing	1,366	23,036	94,170	87,390

Total Net Proved Reserves	1,381	35,459	123,194	115,070

*Bbls: Barrels of oil
**Mcf: Thousand cubic feet of gas

As specified by the SEC regulations, when calculating economic producibility, the base product price must be the 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within the prior 12-month period. The benchmark base prices used for this evaluation were $61.18 per barrel of oil for West Texas Intermediate oil at Cushing, Oklahoma, and $3.87 per Million British thermal units (MMBtu) for natural gas at Henry Hub, Louisiana. The oil and gas prices were adjusted on each well based on deductions such as quality, energy content, and basis differential, as appropriate.  Prices for oil and natural gas were held constant throughout the remaining life of the properties.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

Reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly.  The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment.  Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered.  Future prices received for production may vary, perhaps significantly, from the prices assumed for the purposes of estimating the standardized measure of discounted future net cash flows.  The standardized measure of discounted future net cash flows should not be construed as the market value of the reserves at the dates shown.  The 10% discount factor required to be used under the provisions of applicable accounting standards may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry.  The standardized measure of discounted future net cash flows is materially affected by assumptions about the timing of future production, which may prove to be inaccurate.

The reserve estimates reported herein were prepared by independent engineers of PPC.  The process performed by PPC engineers to prepare reserve amounts included their estimation of reserve quantities, future producing rates, future net revenue and the present value of such future net revenue, based in part on data provided by the Company.  The estimates of reserves were determined by accepted industry methods. Methods utilized by PPC in preparing the estimates include extrapolation of historical production trends and analogy to similar producing properties.  PPC believes the assumptions, data, methods and procedures utilized in preparing the estimates were appropriate for the purpose served by their report, and that it utilized all methods and procedures it considered necessary to prepare this report.

The Company’s internal control over the preparation of reserve estimates is a process designed to provide reasonable assurance regarding the reliability of the Company’s reserve estimates in accordance with SEC regulations.  The preparation of reserve estimates are created by a third party consultant, PPC, and overseen by the Company’s President and Chief Executive Officer, Charles Bukowski.  PPC performs evaluations based on accepted engineering standards.  Reserves were determined by decline curve projection in the case of established production.  For behind the pipe zones, reserves were calculated based on production and review of offset wells in the area and by reviewing calculated volumetric data.  These specific reserve estimates were performed by Mr. Daniel L. Wilson, P.E., who has more than 34 years of related experience while working for various large and independent oil companies concentrating solely on estimating reserves.  Charles Bukowski, who oversees the reserve estimates presented by PPC, has been working with oil companies for over 26 years, including both major oil companies (Mobil Oil Corp) and smaller independent oil companies.  He is the sole person for the Company that reviews and approves the reserve estimates.

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

As of December 31, 2009 and 2008, the Company had a trade payable due to BR Group in the amount of -0- and $3,000, respectively

13.	EXHIBITS

A) EXHIBITS

23.1	Consent of Pressler Petroleum Consultants, Inc.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

99.1	Report of Pressler Petroleum Consultants, Inc.

14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bowling Green, State of Kentucky on February 25 , 2011.

Bayou City Exploration, Inc.

By:	/s/ Charles T. Bukowski
Chief Executive Officer and President

By:	/s/ Stephen C. Larkin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in capacities and the dates indicated.

Bayou City Exploration, Inc., Registrant

Date: February 25 , 2011

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

11.  SUBSEQUENT EVENTS:

In early 2010, the Company sold its 8.073375% royalty interest in the Sein #1 well to a group of related party partnerships for $1,000,000.  All of the related party partnerships share common management with the Company.  The entire transaction was cash.

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

The Company also owned a royalty interest of 8.073375% in the Sein #1 well, which it sold in January 2010 to related parties for $1,000,000.  The Company’s share of oil and gas production relating to this interest for the years 2009 and 2008 were as follows:

2008	Net Oil Volume	Oil Revenue	Net Gas Volume	Gas Revenue
	628.56	$27,626.19	35,201.54	$179,047.62

2009
	2,690.14	$134,202.27	191,716.03	$806,266.60

It should be noted that the Sein #1 well was only in production for two months during 2008.  A reserve report with respect to this royalty interest is not available to the Company.