Form 10-Q
period 2011-03-31
BAYOU CITY EXPLORATION, INC.
filed 2011-05-13
CIK 1050957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding for each class of stock as of the latest practicable date:

Title or Class	Shares Outstanding on April 30, 2011
Common Stock, $0.005 par value	29,003,633

PART I
FINANCIAL INFORMATION

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS:

CURRENT ASSETS:
Cash	$738,564	$491,708
Accounts receivable:
Trade and other (net of allowance for doubtful accounts- $-0- as of March 31, 2011 and December 31, 2010)	75,084	20,118
Prepaid expenses and other	5,520	5,520

TOTAL CURRENT ASSETS	819,168	517,346

OIL AND GAS PROPERTIES, NET	176,918	114,845

TOTAL ASSETS	$996,086	$632,191

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$361,940	$172,097
Deferred liability – oil and gas partnerships	372,284	-
Notes payable - minority shareholders	100,000	100,000

TOTAL CURRENT LIABILITIES	834,224	272,097

TOTAL LIABILITIES	834,224	272,097

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock, $0.005 par value; 150,000,000 shares authorized; 29,003,633 shares issued and outstanding at March 31, 2011 and at December 31, 2010.	145,018	145,018
Additional paid in capital	13,395,739	13,395,739
Accumulated deficit	(13,378,895)	(13,180,663)

TOTAL STOCKHOLDERS' EQUITY	161,862	360,094

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$996,086	$632,191

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
OPERATING REVENUES:
Oil and gas sales	$38,155	$87,413
Gain on sale of oil and gas properties	-	1,000,000
TOTAL OPERATING REVENUES	38,155	1,087,413

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	12,301	10,896
Abandonment and dry hole costs	90	-
Depreciation, depletion and amortization	30,435	6,580
Marketing costs	33,134	-
General and administrative	160,627	84,410

TOTAL OPERATING COSTS	236,587	101,886

OPERATING INCOME (LOSS)	(198,432)	985,527

OTHER INCOME (EXPENSE):
Interest expense	-	(3,551)
Other income	200	6,294

NET INCOME (LOSS) BEFORE INCOME TAX	(198,232)	988,270

Income Tax Provision	-	-

NET INCOME (LOSS)	$(198,232)	$988,270

NET INCOME (LOSS) PER COMMON SHARE	$(0.01)	$0.04

Weighted Average Common Shares Outstanding – Basic and Diluted	29,003,633	26,653,633

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$(198,232)	$988,270
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation, depletion, and amortization	30,435	6,580
Gain on sale of oil and gas properties		(1,000,000)
Forgiveness of debt	-	-
Change in operating assets and liabilities:
Accounts receivable	(54,966)	119,641
Prepaid expenses and other	-	-
Accounts payable - related party	-	(50,000)
Accounts payable and accrued liabilities	189,843	(22,545)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(32,920)	41,946

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(92,508)	(81,988)
Deferred Liability – oil and gas partnerships	372,284	-
Proceeds from sale of oil and gas property	-	1,000,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	279,776	918,012

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party line of credit	-	(375,000)

NET CASH USED IN FINANCING ACTIVITIES	-	(375,000)

NET INCREASE IN CASH	246,856	584,958

CASH AT BEGINNING OF PERIOD	491,708	51,704

CASH AT END OF PERIOD	$738,564	$636,662

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The financial statements of Bayou City Exploration, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-K of the Company for its fiscal year ended December 31, 2010 and subsequent filings with the Securities and Exchange Commission.

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

Accounts Receivable

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Based upon a review of trade receivables as of March 31, 2011, a total of $0 was considered potentially uncollectible.

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

The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At March 31, 2011 and December 31, 2010 the Company had $0 in capitalized costs pending determination.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-35, long-lived assets, such as oil and gas properties and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of the fair value less costs to sell and are no longer depreciated or depleted.

Income (Loss) Per Common Share

The Company calculates basic earnings per common share (“Basic EPS”) using the weighted average number of common shares outstanding for the period.

The following table provides the numerators and denominators used in the calculation of Basic EPS for the three month period ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Income (loss) from operations	$(198,232)	$988,270
Less preferred stock dividends	-0-	-0-

Income (loss) available to common stockholders	$(198,232)	$988,270

Common stock outstanding for the period ended	29,003,633	26,653,633

Basic weighted average common shares outstanding	29,003,633	26,653,633

Assumed exercise of stock options	-0-	-0-

Diluted average common shares outstanding	29,003,633	26,653,633

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

Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances in one financial institution located in Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $250,000.  At March 31, 2011 the cash balances were over $250,000.

Advertising

The Company expenses advertising costs as these are incurred.  Marketing expenses totaled $33,134 and $0 in the periods ended March 31, 2011 and 2010 respectively.

Fair Value of Financial Instruments

The carrying cash value and cash equivalents, receivables, prepaids, accounts payable, notes payable and advances payable approximate their fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risk arising from these financial instruments.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (the “FASB”) established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our financial position, results of operations or cash flows.

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

3.    SALE OF PROPERTY

In late December 2009, the Company accepted an offer to purchase its 8.073375% royalty interest in the Sein #1 well for a total price of $1,000,000, which took place in two separate transactions, the first on January 1, 2010 and the second on March 01, 2010.  The offer to purchase the royalty interest was made by five entities, all of which have a material relationship with the Company’s former President and CEO, Robert D. Burr.  Blue Ridge Group, Inc. is the Managing General Partner of the 2009 Production and Drilling Program, L.P. which purchased 1.9943981198% of the aforementioned royalty interest on January 01, 2010 for $247,034.  Blue Ridge Group is also the managing General Partner of the 2009/2010 Production and Drilling Program L.P. which purchased 1.1695494694% of the aforementioned royalty interest on March 01, 2010 for $144,865.  Argyle Energy, Inc. is the Managing General Partner of the Argyle Energy 2009-VI Year End Production Program, L.P. which purchased .5494981226% of the aforementioned royalty interest on January 01, 2010 for $68,063.  Argyle Energy, Inc. is also the Managing General Partner of the Argyle Energy 2009/2010-VI Year End Production Program, L.P. which purchased .5341506368% of the aforementioned royalty interest on March 01, 2010 for $66,162. Lastly, Burrite, Inc. purchased 3.8257786515% of the aforementioned royalty interest on March 01, 2010 for $473,876.  At the time of the transactions, Mr. Burr was the President of Blue Ridge Group, Inc., Argyle Energy, Inc., and Burrite, Inc.  In light of the material relationship between the buyers and the Company, the Board of Directors required a third party appraisal of the royalty interest as a condition precedent to acceptance of the offer.  The appraisal was received on December 10, 2009 providing an opinion of value equal to $1,000,000.  Accordingly, the Board of Directions voted to accept the above referenced offer and proceed to closing.  All transactions were in cash and disclosed on two separate Form 8-K’s that were filed on January 12, 2010 and March 10, 2010.

4.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of March 31, 2011, there are 29,003,633 shares of common stock issued and outstanding.   There are currently no shareholders who own a five percent or greater ownership of outstanding stock.

Payables and Notes Payable to Related Parties

As of March 31, 2011 and December 31, 2010 the Company had the following debts and obligations to related parties:

	March 31, 2011	December 31, 2010

Note Payable to minority shareholders	$100,000	$100,000
Account payable to minority shareholders	84,906	84,906

Total Payable or Notes Payable to Related Parties	$184,906	$184,906

During the 4th quarter 2007, Peter Chen, a minority shareholder loaned the Company $100,000 to finance the Company’s operations. The Company believed there was a written promissory note executed  on October 4, 2007; the note is due on demand and bears an interest rate of 0%. The Company charges interest at 8.0% or $8,000 and regards it as interest expense and additional paid in capital.  The company has been unable to locate the note or obtain a copy from Peter Chen.

Formation of Investment Partnerships

During the three months ended March 31, 2011, the Company sponsored three limited partnerships formed for the purpose of oil and gas exploration and drilling.  The Company serves as the managing general partner of each of the partnerships for which it receives turnkey fees for drilling the wells and, if applicable, completing the wells (the “Turnkey Fees”).

The 2011 Bayou City Two Well Drilling Program, L.P, (the “2011 Drilling Program”) was formed  in Kentucky on January 10, 2011  and planned to acquire 2.125% working interest in the same two wells as the 2011 Drilling Program.  To date, the Company has acquired 1.78% working interest.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At March 31, 2011, the Company had received $332,717 in Turnkey Fees associated with the 2011 Drilling Program.  To date, the Company has not realized a profit from the Turnkey Fees received.

The 2011-B Bayou City Two Well Drilling Program, L.P, (the “2011-B Drilling Program”) was formed in Kentucky on March 4, 2011 to acquire 5% working interest in two oil wells, the Friesian Prospect, located in Colorado County, Texas and the Little Chenier Well, located in Cameron Parish, Louisiana.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At March 31, 2011, the Company had received $59,895 in Turnkey Fees associated with the 2011-B Drilling Program.  To date, the Company has not realized a profit from the Turnkey Fees received.

The 2011 Bayou City Drilling & Production Program, L.P., (the “Drilling and Production Program”) was formed on March 18, 2011 to acquire up to a 2.875% working interest in the same two wells as the 2011 and 2011-B Drilling Programs.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At March 31, 2011, the Company had received $412,911 in Turnkey Fees associated with the Drilling and Production Program. To date, the Company has not realized a profit from the Turnkey Fees received. In addition to the interest it purchases in the Drilling and Production Program, the Company holds a 1.67% carried working interest in the Squeeze Box Prospect Well.  This carried working interest will revert back to Victor P. Smith Oil Company once the Company receives approximately $68,000 in revenue.

5.    OIL AND GAS PROPERTIES

Oil and Gas properties, stated at cost, consisted of the following:

	March 31, 2010	December 31, 2010
Proved oil and gas properties	$434,433	$429,359
Investment in partnerships	87,434	-
Unproved oil and gas properties	-	-

Total oil and gas properties	521,867	429,359

Less accumulated depletion and amortization	(344,947)	(314,514)
Less impairment
Net oil and gas properties	$176,918	$114,845

The Company serves as managing partner of three limited partnerships, which hold interests in oil and gas properties.  In addition, the Company holds working interest in four oil and gas wells that are held outside of the limited partnerships it manages.  A more detailed description of these properties can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

6.    COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2011, neither the Company nor any of its properties is subject to any material pending legal proceedings.

Contingencies

As the managing general partner of the Company’s investment partnerships, the Company’s operations are subject to environmental protection regulations established by federal, state, and local agencies that may necessitate significant capital outlays that, in turn, would materially affect the financial position and business operations of the Company. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations.  Because these laws and regulations change frequently and are becoming increasingly more stringent, the costs to the Company of compliance with existing and future environmental regulations and the overall impact on the Company’s operations or financial condition cannot be predicted, but are likely to increase. Furthermore, if any penalties or prohibitions were imposed on the Company for violating such regulations, the Company’s operations could be adversely affected.

7.    STOCKHOLDERS’ EQUITY

Authorization to Issue Shares — Preferred and Common

The Company is authorized to issue two classes of stock that are designated as common and preferred stock. As of March 31, 2011, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as common stock and 5,000,000 shares designated as preferred stock.

Stock Options

During the three months ended March 31, 2011, the Company did not issue any options to purchase shares of the Company’s common stock, and no outstanding options were exercised during this period.

8.    SUBSEQUENT EVENTS

We have evaluated events and transactions after the balance sheet date of March 31, 2011 through May 13, 2011.  On May 6, 2011 the Company formed a new partnership called the 2011-C Bayou City Offset Drilling Program, L.P. to acquire 5% working interest in one well named the Kleimann #1 located in Colorado County, Texas.  The Company will pay for and hold a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  As of May 13, 2011, no Turnkey fees have been collected.

The Company has received an additional $1,570 raised for the 2011 Bayou City Two Well Drilling Program $185,084 raised for the 2011 Bayou City Drilling and Production Program that will increase the Company’s deferred liability as of May 13, 2011.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010 as well as with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

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

We caution readers that forward-looking statements are predictions based on our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements as a result of a number of factors, including but not limited to the risks and uncertainties discussed in our other filings with the SEC or changes in costs associated with our operations. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

The Company is engaged in the oil and gas business primarily in the gulf coast of Texas, East Texas, South Texas, and Louisiana.  During 2010, the Company changed its core business strategy.  The Company’s primary business objective now focuses on the management of partnerships which are created to explore and develop oil and gas reserves.  In this new business plan, the Company will manage partnerships that purchase interests in exploratory wells as well as interests in producing oil and gas properties with undrilled reserves.  This growth strategy is based on selling partnership interests to third party investors who will essentially assume the costs associated with the drilling of wells in exchange for interests in a partnership that holds working interest in the wells they finance.  The Company acts as the Managing General Partner for these partnerships and maintains a partnership interest or a working interest position outside of the partnership in each program for which we pay our proportionate share of the actual cost of drilling, testing, and completing the project well(s) and subsequent operating expenses to the extent that we retain a portion of the working interest.  The Company believes this strategy will reduce of financial risk for the Company in drilling new wells, while still receiving income from present production in addition to income from any new successful new drilling.

When the Company undertakes a drilling project, a calculation is made to estimate the costs associated with drilling the well(s).  The Company then forms and sells interest in a partnership that will acquire working interest in the well(s) and undertake drilling operations. The Company typically enters into turnkey contracts with the partnerships it manages, pursuant to which we agree to undertake the drilling and completion of the partnerships’ well(s), for a fixed price, to a specific formation or depth.  As such, each partnership essentially prepays a fixed amount for the drilling and completion of a specified number of wells which the Company records as revenue.

As of March 31, 2011, the Company had total assets of $996,086, total liabilities of $834,224 and stockholders’ equity of $161,862. The Company had a net loss of $198,232 for the three months ended March 31, 2011 compared to a net income of $988,270 during the three months ended March 31, 2010. The net loss per common share was ($0.01) per share during the three months ended March 31, 2011 as compared to net income per common share of $0.04 during the same period in 2010. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

All of the Company’s periodic report filings with the SEC pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, are available through the SEC website located at www.sec.gov, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-K as filed with the SEC and a copy of its Code of Ethics. For copies of this, or any other filings, please contact: Stephen C. Larkin at Bayou City Exploration, Inc., 632 Adams Street — Suite 700, Bowling Green, KY 42101 or call (800) 798-3389.

Description of Properties

The following are the primary properties held by the Company as of March 31, 2011:

Key Developed Properties

Chapman No. 75-1:  The Company owns an 8% working interest in 1 natural gas well located in Nueces County, Texas which began production in October 2009.  The well produces approximately 271 Mcf (thousand cubic feet) per day.

Garcitas #1:  The Company owns a 9.5% working interest in 1 oil well located in Jackson & Victoria County, Texas.  The well  began production in March 2010 and produces approximately 19 Bbls (barrels) per day.

Rooke B-1:  The Company owns a 9.5% working interest in 1 oil and gas well located in Refugio County, Texas  which began production in February 2010.  The well produces approximately 29 Mcf and 18 Bbls per day.

Rooke #2:  The Company owns a 9.5% working interest in 1 oil well located in Refugio County, Texas, which began production in May 2010.  The well produces approximately 18 Bbls per day.

Critical Accounting Policies

Since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, there have been no changes to the Company’s Critical Accounting Policies.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2011, and March 31, 2010

The Company had a net loss of $198,232 for the three months ended March 31, 2011 compared to net income of $988,270 for the same period in 2010. The loss per common share was ($0.01) per share during the first quarter of 2011 compared to income per common share of $0.04 per share during the first quarter of 2010.  The significant decrease in net income in the first quarter of 2011 was primarily the result of the Company selling its interest in the Sein #1 well the first quarter of 2010 and the loss of the revenues from oil and gas sales previously earned from the Sein #1 well.  In addition, net income decreased as a result of a $116,165 increase in operating costs and expenses from the first quarter of 2010 to the first quarter of 2011.

Operating Revenues

Operating revenues from oil and gas sales were $38,155 during the three months ended March 31, 2011 as compared to $87,413 during the three months ended March 31, 2010.  The reduction in operating revenues was due to the sale of the Sein #1 well and consequent decrease oil and gas production revenue from the Sein #1 well.  In addition, production from the wells in which the Company currently holds interest significantly decreased during the period.

Direct Operating Costs

Direct operating costs are reflected as lease operating expenses and production taxes on the Company’s statement of operations and were $12,301 for the three months ended March 31, 2011 as compared to $10,896 during the three months ended March 31, 2010.  The slight increase was due to the Company owning interests in more wells during the first quarter of 2011.  The Company owned interests in five oil and gas wells that were in full operation during the first quarter of 2011, whereas during the same period in 2010, the Company only held a royalty interest in one operating well.

Other Operating Expenses

The Company’s general and administrative expenses increased to $160,627 for the first quarter 2011 as compared to $84,410 for the first quarter of 2010. This increase is primarily due to the significant increase in salaries paid to the President and Chief Executive Officer which occurred in the third quarter of 2010.  In addition, the Company incurred $33,134 in marketing costs during the first quarter of 2011, while there were no marketing costs for the first quarter of 2010, and depreciation, depletion and amortization costs increased $23,855 during the three months ended March 31, 2011, to $30,435 from $6,580 for the same period in 2010.  This increase is attributable to the third party reserve report analysis conducted for the year ending December 31, 2010 that showed evidence that the reserves for the existing wells were significantly less than previously reported by the well’s operator in prior years.

Other Income (Expenses)

Net other income for the three months ended March 31, 2011 was $200 as compared to $2,743 for the same period in 2010.

Income Tax Provision

Consistent with the prior period, the Company did not record a provision for income taxes due to the sufficient net operating loss carry forwards available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.

Liquidity and Capital Resources

The Company’s cash balance as of March 31, 2011 was $738,564.  At that time, there were accounts receivable of $75,084 and prepaid expenses of $5,520 for a deposit on an office lease.  Cash on hand at March 31, 2011, was primarily from the $372,284 in turnkey fees received from the investment partnerships the Company manages. Current liabilities as of March 31, 2011 totaled $834,224 including $372,284 in deferred liability, which is the Turnkey Fees less prepaid expenses for the Company’s investment partnerships, $277,034 in accounts payable and accrued liabilities and an aggregate $184,906 in accounts payable and notes payable to related parties.

Net cash used in operating activities during the three months ended March 31, 2010 was $32,920. This was primarily the result of a $1,186,502 loss in net income from the first quarter of 2010 to the first quarter of 2011.  The main reasons for the changes in net cash were due to the $1 million sale of the Sein #1 Well during the first quarter of 2010, while there were no sales of Company assets during the same period of 2011, and the $116,615 net increase in expenses from the three months ended 2010 to the same period of 2011.

Net cash provided by investing activities was $279,776 during the three months ended March 31, 2011, which was a result of the capital the Company raised from their investment partnerships.

The Company’s primary source of cash during the first three months of 2011 was from turnkey fees attributable to their investment partnerships and production from the Company’s four producing wells.  The total production capability of the four currently producing wells and their cash flows is known, and diminishing.  Revenues from currently producing wells will not be sufficient to sustain the Company’s operations on a going forward basis.  However, the Company believes its cash balance is sufficient to fund its operations for the next 6 months and they plan to continue to manage investment partnerships to continue to fund its operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer, our principal financial officer and our management concluded that the Company's disclosure controls and procedures as of March 31, 2011 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our first quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

BAYOU CITY EXPLORATION, INC

Date: May 13, 2011	/s/ Charles T. Bukowski
Charles T. Bukowski
Chief Executive Officer and President (Principal Executive Officer and Authorized Signatory)

Date: May 13, 2011	/s/ Stephen C. Larkin
Stephen C. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)