Form 10-Q
period 2011-06-30
BAYOU CITY EXPLORATION, INC.
filed 2011-08-12
CIK 1050957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        ☑Yes   ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)                       ☒Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding for each class of stock as of the latest practicable date:

Title or Class	Shares Outstanding on August 12, 2011
Common Stock, $0.005 par value	29,003,633

i

Part I. Financial Information
Item 1.  Financial Statements
BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS:

CURRENT ASSETS:
Cash	$903,572	$491,708
Accounts receivable:
Trade and other (net of allowance for doubtful accounts- $-0- as of June 30, 2011 and December 31, 2010)	22,648	20,118
Prepaid expenses and other	30,520	5,520

TOTAL CURRENT ASSETS	956,740	517,346

OIL AND GAS PROPERTIES, NET	245,480	114,845

TOTAL ASSETS	$1,202,220	$632,191

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$111,296	$172,097
Deferred liability – oil and gas partnerships	1,082,460	-
Notes payable - minority shareholders	100,000	100,000

TOTAL CURRENT LIABILITIES	1,293,756	272,097

TOTAL LIABILITIES	1,293,756	272,097

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock, $0.005 par value; 150,000,000 shares authorized; 29,003,633 shares issued and outstanding at June 30, 2011 and at December 31, 2010.	145,018	145,018
Additional paid in capital	13,395,739	13,395,739
Accumulated deficit	(13,632,293)	(13,180,663)

TOTAL STOCKHOLDERS' EQUITY	(91,536)	360,094

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,202,220	$632,191

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Oil and gas sales	$35,887	$40,573	$74,042	$127,986
Gain on sale of oil and gas properties	-	-	-	1,000,000

TOTAL OPERATING REVENUES	35,887	40,573	74,042	1,127,986

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	8,876	10,554	21,177	21,450
Abandonment and dry hole costs	22,609	-	22,699	-
Depreciation, depletion and amortization	25,149	12,185	55,584	18,764
Marketing Costs	71,193	-	81,461	-
General and administrative costs	161,458	81,835	344,951	166,246

TOTAL OPERATING COSTS	289,285	104,574	525,872	206,460
OPERATING INCOME (LOSS)	(253,398)	(64,001)	(451,830)	921,526

OTHER INCOME (EXPENSE):
Interest expense	-	-	-	(3,551)
Miscellaneous income	-	6,202	200	12,496

NET INCOME (LOSS) BEFORE INCOME TAX	(253,398)	(57,799)	(451,630)	930,471

Income Tax Provision	-	-	-	-

NET INCOME (LOSS)	$(253,398)	$(57,799)	$(451,630)	$930,471

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.02)	$0.03
Weighted Average Common Shares Outstanding -
Basic	29,003,633	26,653,633	29,003,633	26,653,633

Diluted	29,003,633	26,653,633	29,003,633	26,653,633

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:

Net (Loss) Income	$(451,630)	$930,471
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation, depletion, and amortization	55,584	18,764
Gain on sale of oil and gas properties	-	(1,000,000)
Change in operating assets and liabilities:
Accounts receivable	(2,530)	151,174
Prepaid expenses and other	(25,000)	(26,000)
Accounts payable - related party	-	(50,000)
Accounts payable and accrued liabilities	(60,802)	(94,558)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(484,378)	(70,149)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(186,218)	(117,671)
Deferred liability – oil and gas partnerships	1,082,460	-
Proceeds from sale of oil and gas property	-	1,000,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	896,242	882,329

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party line of credit	-	(375,000)

NET CASH (USED IN) FINANCING ACTIVITIES	-	(375,000)

NET INCREASE IN CASH	411,864	437,180

CASH AT BEGINNING OF PERIOD	491,708	51,704

CASH AT END OF PERIOD	$903,572	$488,884

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Accounts Receivable

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Based upon a review of trade receivables as of June 30, 2011, a total of $0 was considered potentially uncollectible.

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

The costs of drilling exploratory wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If, after a year has passed, the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired and its costs are charged to expense. At June 30, 2011 and December 31, 2010 the Company had $0 in capitalized costs pending determination.

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

Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances in one financial institution located in Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $250,000.  At June 30, 2011, the Company’s cash balances were $1,086,604 which exceeds $250,000.

Offering Related Expenses

The Company expenses marketing-related offering expenses as these are incurred.  Marketing expenses totaled $81,461 and $0 in the periods ended June 30, 2011 and 2010 respectively.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements.” This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures became effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application was permitted. The Company began complying with the additional disclosures required by this guidance upon its adoption in January 2010.

Also in January 2010, the FASB issued Accounting Standards Update No. 2010-03, “Extractive Activities—Oil and Gas—Oil and Gas Reserve Estimation and Disclosures.” This ASU amends the “Extractive Industries—Oil and Gas” Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC’s Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” discussed below. The amendments became effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our financial statements.

On December 31, 2008, the Securities and Exchange Commission (the “SEC”), issued Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.

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

In March 2008, the FASB issued guidance under ASC 815, “Derivatives and Hedging,” which changed the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related items affect an entity’s financial position, operations and cash flows. This guidance was effective as of the beginning of an entity’s fiscal year that begins after November 15, 2008. The Company adopted this guidance on January 1, 2009.

3.	SALE OF PROPERTY

In late December 2009, the Company accepted an offer to purchase its 8.073375% royalty interest in the Sein #1 well for a total price of $1,000,000, which took place in two separate transactions, the first on January 1, 2010 and the second on March 1, 2010.  The offer to purchase the royalty interest was made by five entities, all of which have a material relationship with the Company’s former President and CEO, Robert D. Burr.  Blue Ridge Group, Inc. is the Managing General Partner of the 2009 Production and Drilling Program, L.P., which purchased 1.9943981198% of the aforementioned royalty interest on January 1, 2010 for $247,034.  Blue Ridge Group is also the Managing General Partner of the 2009/2010 Production and Drilling Program L.P., which purchased 1.1695494694% of the aforementioned royalty interest on March 1, 2010 for $144,865.  Argyle Energy, Inc. is the Managing General Partner of the Argyle Energy 2009-VI Year End Production Program, L.P., which purchased .5494981226% of the aforementioned royalty interest on January 1, 2010 for $68,063.  Argyle Energy, Inc. is also the Managing General Partner of the Argyle Energy 2009/2010-VI Year End Production Program, L.P., which purchased .5341506368% of the aforementioned royalty interest on March 01, 2010 for $66,162. Lastly, Burrite, Inc. purchased 3.8257786515% of the aforementioned royalty interest on March 1, 2010 for $473,876.  At the time of the transactions, Mr. Burr was the President of Blue Ridge Group, Inc., Argyle Energy, Inc., and Burrite, Inc.  In light of the material relationship between the buyers and the Company, the Board of Directors required a third party appraisal of the royalty interest as a condition precedent to acceptance of the offer.  The appraisal was received on December 10, 2009 providing an opinion of value equal to $1,000,000.  Accordingly, the Board of Directions voted to accept the above referenced offer and proceed to closing.  All transactions were in cash and disclosed on two separate Form 8-K’s that were filed on January 12, 2010 and March 10, 2010.

4.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of June 30, 2011, there are 29,003,633 shares of common stock issued and outstanding.   There are currently no shareholders who own a five percent or greater ownership of outstanding stock.

Payables and Notes Payable to Related Parties

As of June 30, 2011 and December 31, 2010, the Company had the following debts and obligations to related parties:

	June 30, 2011	December 31, 2010

Note Payable to minority shareholders	$100,000	$100,000

Total Payables and Notes Payable to Related Parties	$100,000	$100,000

During the 4th quarter 2007, Peter Chen, a minority shareholder loaned the Company $100,000 to finance the Company’s operations. The Company executed a written promissory note on October 4, 2007; the note is due on demand and bears an interest rate of 0%.

Formation of Investment Partnerships

During the six months ended June 30, 2011, the Company sponsored five limited partnerships formed for the purpose of oil and gas exploration and drilling.  The Company serves as the managing general partner of each of the partnerships for which it receives turnkey fees for drilling the wells and, if applicable, completing the wells (the “Turnkey Fees”).

The 2011 Bayou City Two Well Drilling Program, L.P, (the “2011 Drilling Program”) was formed  in Kentucky on January 10, 2011  and planned to acquire up to a 2.125% working interest in the two oil and gas wells known as the Miller Prospect Well and the Squeeze Box Prospect Well in Colorado County, Texas.  To date, the Company has acquired a 1.78% working interest.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At June 30, 2011, the Company had received $332,717 in Turnkey Fees associated with the 2011 Drilling Program.  To date, the Company has not realized a profit from the Turnkey Fees received.

The 2011-B Bayou City Two Well Drilling Program, L.P, (the “2011-B Drilling Program”) was formed in Kentucky on March 4, 2011 to acquire a 5% working interest in two oil wells, the Friesian Prospect, located in Colorado County, Texas and the Little Chenier Well, located in Cameron Parish, Louisiana.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At June 30 2011, the Company had received $685,000 in Turnkey Fees associated with the 2011-B Drilling Program.  To date, the Company has not realized a profit from the Turnkey Fees received.

The 2011 Bayou City Drilling & Production Program, L.P., (the “Drilling and Production Program”) was formed on March 18, 2011 to acquire up to a 2.875% working interest in the same two wells as the 2011 and 2011-B Drilling Programs.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At June 30, 2011, the Company had received $486,125 in Turnkey Fees associated with the Drilling and Production Program. To date, the Company has not realized a profit from the Turnkey Fees received.

The 2011-C Bayou City Offset Drilling Program, L.P., (the “2011-C Drilling Program) was formed in Kentucky on April 12, 2011 to acquire up to a 5% working interest in the Glasscock Ranch Prospect Well, or Kleimann #1 Well, located in Colorado County, Texas.  To date, the Company has acquired a 2.625% working interest.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At June 30, 2011, the Company had received $157,500 in Turnkey Fees associated with the 2011-C Drilling Program.  To date, the Company has not realized a profit from the Turnkey Fees received.

The 2011-D Bayou City Two Well Drilling Program, L.P., (the “2011-D Drilling Program) was formed in Kentucky on May 10, 2011 to acquire up to a 5% working interest in the Prairie Bell West Prospect Well and the Prairie Bell East Prospect Well located in Colorado County, Texas.  To date, the Company has acquired a 1.642872% working interest in the wells.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At June 30, 2011, the Company had received $205,359 in Turnkey Fees associated with the 2011-D Drilling Program.  To date, the Company has not realized a profit from the Turnkey Fees received.

5.	OIL AND GAS PROPERTIES

Oil and Gas properties, stated at cost, consisted of the following:

	June 30, 2010	December 31, 2010
Proved oil and gas properties	$434,532	$429,359
Investment in partnerships	181,045	-

Total oil and gas properties	615,577	429,359

Less accumulated depletion and amortization	(370,097)	(314,514)
Less impairment	-	-
Net oil and gas properties	$245,480	$114,845

The Company serves as managing partner of five limited partnerships, which hold interests in oil and gas properties.  In addition, the Company holds working interest in four oil and gas wells that are held outside of the limited partnerships it manages.  The Company’s 1.67% carried working interest in the Squeeze Box Prospect Well, which is carried by the Drilling and Production Program, will revert back to Victor P. Smith Oil Company once the Company receives approximately $68,000 in revenue. A more detailed description of these properties can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

6.	COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2011, neither the Company nor any of its properties is subject to any material pending legal proceedings.

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

Authorization to Issue Shares — Preferred and Common

The Company is authorized to issue two classes of stock that are designated as common and preferred stock. As of June 30, 2011, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as common stock of which 29,003,633 were outstanding, and 5,000,000 shares designated as preferred stock, of which 0 shares were outstanding.

Stock Options

During the six months ended June 30, 2011, the Company did not issue any options to purchase shares of the Company’s common stock, and no outstanding options were exercised during this period.

8.	SUBSEQUENT EVENTS

We have evaluated events and transactions since the balance sheet date of June 30, 2011.

The Company has received an additional $406,200 raised for the 2011-D Bayou City Two Well Drilling Program, which increased the Company’s deferred liability as of August 12, 2011 to $1,488,660.

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

The Company is engaged in the oil and gas business primarily in the gulf coast of Texas, East Texas, South Texas, and Louisiana.  During 2010, the Company changed its core business strategy.  The Company’s primary business objective now focuses on the management of partnerships that are created to explore and develop oil and gas reserves.  Pursuant to this new business plan, the Company will manage partnerships that purchase interests in exploratory wells as well as interests in producing oil and gas properties with undrilled reserves.  This growth strategy is based on selling partnership interests to third party investors who will essentially assume the costs associated with the drilling of wells in exchange for interests in a partnership that holds working interest in the wells they finance.  The Company acts as the Managing General Partner for these partnerships and maintains a partnership interest or a working interest position outside of the partnership in each program for which we pay our proportionate share of the actual cost of drilling, testing, and completing the project well(s) and subsequent operating expenses to the extent that we retain a portion of the working interest.  The Company believes this strategy will reduce of financial risk for the Company in drilling new wells, while still receiving income from present production in addition to income from any new successful new drilling.

When the Company undertakes a drilling project, a calculation is made to estimate the costs associated with drilling the well(s).  The Company then forms and sells units in a partnership that will acquire working interest in the well(s) and undertake drilling operations. The Company typically enters into turnkey contracts with the partnerships it manages, pursuant to which we agree to undertake the drilling and completion of the partnerships’ well(s), for a fixed price, to a specific formation or depth.  As such, each partnership essentially prepays a fixed amount for the drilling and completion of a specified number of wells that the Company records as revenue.

As of June 30, 2011, the Company had total assets of $1,202,220, total liabilities of $1,293,756 and stockholders’ equity (deficit) of ($91,536). The Company had a net loss of $451,630 for the six months ended June 30, 2011 compared to a net income of $930,471 during the six months ended June 30, 2010. The net loss per common share was ($0.02) per share during the six months ended June 30, 2011 as compared to net income per common share of $0.03 during the same period in 2010. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

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

Description of Properties

The following are the primary properties held by the Company as of June 30, 2011:

Key Developed Properties

Chapman No. 75-1:  The Company owns an 8% working interest in 1 natural gas well located in Nueces County, Texas, which began production in October 2009.  The well produces approximately 271 Mcf (thousand cubic feet) per day.

Garcitas #1:  The Company owns a 9.5% working interest in 1 oil well located in Jackson & Victoria County, Texas.  The well began production in March 2010 and produces approximately 19 Bbls (barrels) per day.

Rooke B-1:  The Company owns a 9.5% working interest in 1 oil and gas well located in Refugio County, Texas, which began production in February 2010.  The well produces approximately 29 Mcf and 18 Bbls per day.

Rooke #2:  The Company owns a 9.5% working interest in 1 oil well located in Refugio County, Texas, which began production in May 2010.  The well produces approximately 18 Bbls per day.

Critical Accounting Policies

Since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, there have been no changes to the Company’s Critical Accounting Policies.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2011 and June 30, 2010

The Company had a net loss of $253,398 for the three months ended June 30, 2011 compared to net loss of $57,799 for the same period in 2010. The loss per common share was ($0.01) per share during the second quarter of 2011 compared to income per common share of ($0.00) per share during the second quarter of 2010.  The increase in net loss in the second quarter of 2011 was a result of an $184,711 increase in operating costs and expenses from the second quarter of 2010 to the second quarter of 2011, including a $71,193 increase in marketing costs, a $79,623 increase in general and administrative costs, and a $12,964 increase in depreciation, depletion and amortization expense, slightly offset by a $1,678 decrease in lease operating expenses and production taxes.

Operating Revenues

Operating revenues from oil and gas sales were $35,887 during the three months ended June 30, 2011 as compared to $40,573 during the three months ended June 30, 2010.  The decrease was a result of a decline in production from the wells in which the Company currently holds interest.

Direct Operating Costs

Direct operating costs are reflected as lease operating expenses and production taxes on the Company’s statement of operations and were $8,876 for the three months ended June 30, 2011 as compared to $10,554 during the three months ended June 30, 2010.  These costs decreased $1,678 during the period because the Company owned interests in five oil and gas wells that were in full operation during the second quarter of 2011, whereas during a majority of the same period in 2010, the Company only held  interest in four operating wells.

Other Operating Expenses

The Company’s general and administrative expenses increased to $161,458 for the second quarter 2011 as compared to $81,835 for the second quarter of 2010. This increase is primarily due to the significant increase in salaries paid to the President and Chief Executive Officer, which occurred in the third quarter of 2010.  In addition, the Company incurred $71,193 in marketing costs during the second quarter of 2011, while there were no marketing costs for the second quarter of 2010, and depreciation, depletion and amortization costs increased $12,964 during the three months ended June 30, 2011, to $25,149 from $12,185 for the same period in 2010.  This increase is attributable to the third party reserve report analysis conducted for the year ending December 31, 2010 that showed evidence that the reserves for the existing wells were significantly less than previously reported by the well’s operator in prior years.

Other Income (Expenses)

Net other income for the three months ended June 30, 2011 was $0 as compared to $6,202 for the same period in 2010.  Income reported in 2010 was attributable to sale of equipment utilized on wells that stopped producing.

Income Tax Provision

Consistent with the prior period, the Company did not record a provision for income taxes due to the sufficient net operating loss carry forwards available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.

Comparison of the Six Month Periods Ended June 30, 2011 and June 30, 2010

The Company had a net loss of $451,630 for the six months ended June 30, 2011 compared to net income of $930,471 for the same period in 2010. The loss per common share was ($0.02) per share during the first two quarters of 2011 compared to income per common share of $0.03 during the second quarter of 2010.  The net loss in the second quarter of 2011 was a result of an $319,412 increase in operating costs and expenses from the first half of 2010 to the first half of 2011, including a $104,327 increase in marketing costs, a $155,839 increase in general and administrative costs, and a $36,820 increase in depreciation, depletion and amortization expense, slightly offset by a $273 decrease in lease operating expenses and production taxes.

Operating Revenues

Operating revenues from oil and gas sales were $74,042 during the six months ended June 30, 2011 as compared to $127,986 during the six months ended June 30, 2010.  Production from the wells in which the Company currently holds decreased considerably from the 2010 six month period as a result of depletion and the loss of a producing well.

Direct Operating Costs

Direct operating costs are reflected as lease operating expenses and production taxes on the Company’s statement of operations. Such costs remained consistent during the six month periods ended June 30, 2010 and 2011.

Other Operating Expenses

The Company’s general and administrative expenses increased to $322,085 for the first six months of 2011 as compared to $166,246 for 2010. This increase is primarily due to the significant increase in salaries paid to the President and Chief Executive Officer, which occurred in the third quarter of 2010.  In addition, the Company incurred $104,327 in marketing costs during the second quarter of 2011, while there were no marketing costs for the second quarter of 2010, and depreciation, depletion and amortization costs increased $36,820 during the six months ended June 30, 2011, to $55,584 from $18,764 for the same period in 2010.  This increase is attributable to the third party reserve report analysis conducted for the year ending December 31, 2010 that showed evidence that the reserves for the existing wells were significantly less than previously reported by the well’s operator in prior years.

Other Income (Expenses)

Net other income for the six months ended June 30, 2011 was $200 as compared to $12,496 for the same period in 2010.  The income recorded in 2010 was attributable to sale of equipment from wells that ceased production by the Company in 2010.

Income Tax Provision

Consistent with the prior period, the Company did not record a provision for income taxes due to the sufficient net operating loss carry forwards available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.

Liquidity and Capital Resources

The Company’s cash balance as of June 30, 2011 was $903,572.  At that time, there were accounts receivable of $22,648, and prepaid expenses $30,520, which included $5,520 for a deposit on an office lease and $25,000 for a deposit on a business-related conference.  Cash on hand at June 30, 2011, was primarily from the $1,682,460 in turnkey fees received from the investment partnerships the Company manages, offset by costs associated with the purchase of oil and gas properties. Current liabilities as of June 30, 2011 totaled $1,293,756 including $1,082,460 in deferred liability, which is the Turnkey Fees less prepaid expenses for the Company’s investment partnerships, $26,390 in accounts payable and accrued liabilities and an aggregate $184,906 in accounts payable and notes payable to related parties.

Net cash used in operating activities during the six months ended June 30, 2011 was $484,378. This was primarily the result of a $451,630 net loss from the second quarter of 2011.  This net loss is primarily a result of the Company’s inability to record turnkey fees to income because the outcome of the wells in the managed limited partnerships are still unknown.  In addition, accounts payable and accrued liabilities were paid down by $60,802 during the period.

Net cash provided by investing activities was $896,242 during the six months ended June 30, 2011, which was a result of turnkey fees the Company received from its investment partnerships.

The Company’s primary source of cash during the first six months of 2011 was from turnkey fees attributable to its investment partnerships and production from the Company’s four producing wells.  The total production capability of the four currently producing wells and their cash flows is known, and diminishing.  Revenues from currently producing wells will not be sufficient to sustain the Company’s operations on a going forward basis.  However, the Company believes its cash balance is sufficient to fund its operations for the next six months and it plans to continue to manage investment partnerships to continue to fund its operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer, our principal financial officer and our management concluded that the Company's disclosure controls and procedures as of June 30, 2011 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our second quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit	Description
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2011	BAYOU CITY EXPLORATION, INC.
/s/ Charles T. Bukowski
Charles T. Bukowski
Chief Executive Officer and President (Principal Executive Officer and Authorized Signatory)

Date: August 12, 2011	/s/ Stephen C. Larkin
Stephen C. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)