Form 10-Q
period 2011-09-30
BAYOU CITY EXPLORATION, INC.
filed 2011-11-14
CIK 1050957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    ☑Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding for each class of stock as of the latest practicable date:

Title or Class	Shares Outstanding on November 12, 2011
Common Stock, $0.005 par value	29,003,633

i

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$983,789	$491,708
Accounts receivable:
Trade and other (net of allowance for doubtful accounts- $-0- as of September 30, 2011 and December 31, 2010)	8,153	20,118
Prepaid expenses and other	35,520	5,520

TOTAL CURRENT ASSETS	1,027,462	517,346

OIL AND GAS PROPERTIES, NET	510,333	114,845

TOTAL ASSETS	$1,537,795	632,191

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$251,302	$172,097
Deferred liability – oil and gas partnerships	1,007,360	-
Notes payable - minority shareholders	100,000	100,000

TOTAL CURRENT LIABILITIES	1,358,662	272,097

TOTAL LIABILITIES	1,358,662	272,097

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stock, $0.005 par value; 150,000,000 shares authorized; 29,003,633 shares issued and outstanding at September 30, 2011 and at December 31, 2010.	145,018	145,018
Additional paid in capital	13,395,739	13,395,739
Accumulated deficit	(13,361,624)	(13,180,663)

TOTAL STOCKHOLDERS' EQUITY:	179,133	360,094

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,537,795	$632,191

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Oil and gas sales	$21,822	$98,084	$95,864	$226,070
Net turnkey drilling contract revenue	419,686	-	419,686	-
Gain on sale of oil and gas properties	-	-	-	1,000,000

TOTAL OPERATING REVENUES	441,508	98,084	515,550	1,226,070

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	10,923	17,699	32,100	39,149
Abandonment and dry hole costs	1,006	-	23,705	-
Depreciation, depletion and amortization	6,311	25,173	61,895	43,937
Marketing Costs	39,463	3,525	143,790	3,525
General and administrative costs	119,171	121,398	435,221	287,644

TOTAL OPERATING COSTS	176,874	167,795	696,711	374,255
OPERATING INCOME (LOSS)	264,634	(69,711)	(181,161)	851,815

OTHER INCOME (EXPENSE):
Interest expense	-	-	-	(3,551)
Miscellaneous income	-	9,532	200	22,028

NET INCOME (LOSS) BEFORE INCOME TAX	264,634	(60,179)	(180,961)	870,292

Income Tax Provision	-	-	-	-

NET INCOME (LOSS)	$264,634	(60,179)	(180,961)	870,292

NET INCOME (LOSS) PER COMMON SHARE – BASIC AND DILUTED	$0.01	$(0.00)	$(0.01)	$0.03

Weighted Average Common Shares Outstanding -
Basic	29,003,633	27,828,633	29,003,633	27,123,633

Diluted	29,003,633	27,828,633	29,003,633	27,123,633

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOW FROM OPERATING ACTIVITIES:

Net (Loss) Income	$(180,961)	$870,292
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Depreciation, depletion, and amortization	61,895	43,937
Gain (loss) on sale of oil and gas properties	-	(1,000,000)
Change in operating assets and liabilities:
Accounts receivable	11,965	118,807
Prepaid expenses and other	(30,000)	(30,140)
Accounts payable - related party	-	(50,000)
Accounts payable and accrued liabilities	79,205	(108,788)

NET CASH (USED IN) OPERATING ACTIVITIES	(57,896)	(155,892)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(457,383)	(299,423)
Deferred liability – oil and gas partnerships	1,007,360	-
Proceeds from sale of oil and gas property	-	1,000,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	549,977	700,577

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party line of credit		(400,000)
Proceeds from related party line of credit	-	25,000
Proceeds from exercising stock options	-	23,500

NET CASH (USED IN) FINANCING ACTIVITIES	-	(351,500)

NET INCREASE IN CASH	492,081	193,185

CASH AT BEGINNING OF PERIOD	491,708	51,704

CASH AT END OF PERIOD	$983,789	$244,889

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.           BASIS OF PRESENTATION

The financial statements of Bayou City Exploration, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-K of the Company for its fiscal year ended December 31, 2010 and subsequent filings with the SEC.

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

Accounts Receivable

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Based upon a review of trade receivables as of September 30, 2011, a total of $0 was considered potentially uncollectible.

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

The costs of drilling exploratory wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If, after a year has passed, the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired and its costs are charged to expense. At September 30, 2011 and December 31, 2010 the Company had $0 in capitalized costs pending determination.

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

Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances in one financial institution located in Bowling Green, Kentucky. The balances are insured by the Federal Deposit Insurance Corporation for up to $250,000.  At September 30, 2011, the Company’s cash balances were $1,016,662, which substantially exceeds $250,000.

Offering Related Expenses

The Company expenses marketing-related offering expenses as these are incurred.  Marketing expenses totaled $143,790 and $3,525 in the nine month periods ended September 30, 2011 and 2010, respectively.

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

Also in January 2010, the FASB issued ASU No. 2010-03, “Extractive Activities—Oil and Gas—Oil and Gas Reserve Estimation and Disclosures.” This ASU amends the “Extractive Industries—Oil and Gas” Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC’s Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” discussed below. The amendments became effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our financial statements.

On December 31, 2008, the SEC, issued Release No. 33-8995, “Modernization of Oil and Gas Reporting Requirements (Final Rule),” which revises the disclosures required by oil and gas companies. The SEC disclosure requirements for oil and gas companies have been updated to include expanded disclosure for oil and gas activities, and certain definitions have also been changed that will impact the determination of oil and gas reserve quantities. The provisions of this final rule are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.

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

4.           CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of September 30, 2011, there are 29,003,633 shares of common stock issued and outstanding.  There are currently no shareholders who own a five percent or greater ownership of outstanding stock.

Payables and Notes Payable to Related Parties

As of September 30, 2011 and December 31, 2010, the Company had the following debts and obligations to related parties:

	September 30, 2011	December 31, 2010

Note Payable to minority shareholders	$100,000	$100,000

Total Payables and Notes Payable to Related Parties	$100,000	$100,000

During the 4th quarter 2007, Peter Chen, a minority shareholder loaned the Company $100,000 to finance the Company’s operations. The Company executed a written promissory note on October 4, 2007 which is due on demand and bears an interest rate of 0%.

Formation of Investment Partnerships

During the nine months ended September 30, 2011, the Company sponsored six limited partnerships formed for the purpose of oil and gas exploration and drilling.  The Company serves as the managing general partner of each of the partnerships for which it receives turnkey fees for drilling each partnership’s wells and, if applicable, completing the wells (the “Turnkey Fees”).

The 2011 Bayou City Two Well Drilling Program, L.P, (the “2011 Drilling Program”) was formed  in Kentucky on January 10, 2011  and planned to acquire up to a 2.125% working interest in the two oil and gas wells known as the Miller Prospect Well and the Squeeze Box Prospect Well in Colorado County, Texas.  To date, the Company has acquired a 1.78% working interest in the wells.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At September 30, 2011, the Company had received $327,750 in Turnkey Fees associated with the 2011 Drilling Program.  The Company realized a profit of $197,253 from the Turnkey Fees received.

The 2011-B Bayou City Two Well Drilling Program, L.P, (the “2011-B Drilling Program”) was formed in Kentucky on March 4, 2011 to acquire a 5% working interest in two oil wells, the Friesian Prospect, located in Colorado County, Texas and the Little Chenier Well, located in Cameron Parish, Louisiana.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At September 30, 2011, the Company had received $685,000 in Turnkey Fees associated with the 2011-B Drilling Program.  To date, the Company has not realized a profit from the Turnkey Fees received.

The 2011 Bayou City Drilling & Production Program, L.P., (the “Drilling and Production Program”) was formed on March 18, 2011 to acquire up to a 2.875% working interest in the same two wells as the 2011 and 2011-B Drilling Programs.  To date, the Company has acquired a 2.875% working interest in the wells. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At September 30, 2011, the Company had received $529,000 in Turnkey Fees associated with the Drilling and Production Program.  The Company realized a profit of $343,677 from the Turnkey Fees received.

The 2011-C Bayou City Offset Drilling Program, L.P., (the “2011-C Drilling Program”) was formed in Kentucky on April 12, 2011 to acquire up to a 5% working interest in the Glasscock Ranch Prospect Well, or Kleimann #1 Well, located in Colorado County, Texas.  To date, the Company has acquired a 2.625% working interest in the Kleimann #1 Well.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership well.  At September 30, 2011, the Company had received $157,500 in Turnkey Fees associated with the 2011-C Drilling Program.  To date, the Company has not realized a profit from the Turnkey Fees received.

The 2011-D Bayou City Two Well Drilling Program, L.P., (the “2011-D Drilling Program) was formed in Kentucky on May 10, 2011 to acquire up to a 5% working interest in the Prairie Bell West Prospect Well and the Prairie Bell East Prospect Well located in Colorado County, Texas.  To date, the Company has acquired a 5% working interest in the wells.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At September 30, 2011, the Company had received $624,950 in Turnkey Fees associated with the 2011-D Drilling Program.  To date, the Company has not realized a profit from the Turnkey Fees received.

The Company authorized and approved the formation of the 2011 Bayou City Year End Drilling Program, L.P. on September 13, 2011.  The limited partnership is expected to acquire a 6.25% working interest in the well and will target the Loma Blanca Prospect in Brooks County, Texas.  No turnkey fees have been raised for the partnership to date.

5.           OIL AND GAS PROPERTIES

Oil and Gas properties, stated at cost, consisted of the following:

	September 30, 2010	December 31, 2010
Proved oil and gas properties	$433,549	$429,359
Investment in partnerships	263,193	-
Investment in undeveloped leases in Illinois Basin	190,000	-

Total oil and gas properties	886,742	429,359

Less accumulated depletion and amortization	(376,408)	(314,514)
Less impairment	-	-
Net oil and gas properties	$510,333	$114,845

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

6.           COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2011, neither the Company nor any of its properties is subject to any material pending legal proceedings.

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

7.           STOCKHOLDERS’ EQUITY

Authorization to Issue Shares — Preferred and Common

The Company is authorized to issue two classes of stock that are designated as common and preferred stock. As of September 30, 2011, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as common stock of which 29,003,633 were outstanding, and 5,000,000 shares designated as preferred stock, of which 0 shares were outstanding.

Stock Options

During the nine months ended September 30, 2011, the Company did not issue any options to purchase shares of the Company’s common stock, and no outstanding options were exercised during this period.

8.           SUBSEQUENT EVENTS

We have evaluated events and transactions since the balance sheet date of September 30, 2011.

On October 5, 2011, the Company entered into a Turnkey Drilling Contract with the 2011 Bayou City Year End Drilling Program, L.P..  Under the terms of the Turnkey Drilling Contract the limited partnership will acquire working interest in and under take to drill the Loma Blanca Prospect Well in Brooks County, Texas and will acquire an interest in the BYCX Opportunity Fund I, LLC.  The fees have not yet been paid to the Company under the Turnkey Drilling Contract.

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

The Company is engaged in the oil and gas business primarily in the gulf coast of Texas, East Texas, South Texas, and Louisiana.  During 2010, the Company changed its core business strategy.  The Company’s primary business objective now focuses on the management of partnerships that are created to explore and develop oil and gas reserves.  Pursuant to this new business plan, the Company manages partnerships that purchase interests in exploratory wells as well as interests in producing oil and gas properties with undrilled reserves.  This growth strategy is based on selling partnership interests to third party investors who will essentially assume the costs associated with the drilling of wells in exchange for interests in a partnership that holds working interest in the wells they finance.  The Company acts as the Managing General Partner for these partnerships and maintains a partnership interest or a working interest position outside of the partnership in each program for which we pay our proportionate share of the actual cost of drilling, testing, and completing the project well(s) and subsequent operating expenses to the extent that we retain a portion of the working interest.  The Company believes this strategy will reduce of financial risk for the Company in drilling new wells, while still receiving income from present production in addition to income from any new successful new drilling.

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

As of September 30, 2011, the Company had total assets of $1,537,795, total liabilities of $1,358,662 and stockholders’ equity of $179,133. The Company had a net loss of $180,961 for the nine months ended September 30, 2011 compared to a net income of $870,292 during the nine months ended September 30, 2010. The net loss per common share was ($0.01) per share during the nine months ended September 30, 2011 as compared to net income per common share of $0.03 during the same period in 2010. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

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

Description of Properties

The following are the primary properties held by the Company as of September 30, 2011:

Key Developed Properties

Chapman No. 75-1:  The Company owns an 8% working interest in 1 natural gas well located in Nueces County, Texas, which began production in October 2009.  The well produces approximately 204 Mcf (thousand cubic feet) per day.

Garcitas #1:  The Company owns a 9.5% working interest in 1 oil well located in Jackson & Victoria County, Texas.  The well began production in March 2010 and produces approximately 12 Bbls (barrels) per day.

Rooke B-1:  The Company owns a 9.5% working interest in 1 natural gas well located in Refugio County, Texas, which began production in February 2010.  The well produces approximately 6 Mcf per day.

Rooke #2:  The Company owns a 9.5% working interest in 1 oil well located in Refugio County, Texas, which began production in May 2010.  The well produces approximately 12 Bbls per day.

Key Undeveloped Properties

On August 29, 2011 the Company invested $190,000 and entered into the Next Energy Illinois Basin Oil & Gas Lease Development JV, a joint venture with Next Energy, LLC and other industry participants to evaluate, test and purchase mineral leases in the Illinois Basin.  The venture is targeting up to 300,000 net acres of oil and gas leases. The investment entitles the Company to 0.005% of the joint venture.

Critical Accounting Policies

Since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, there have been no changes to the Company’s Critical Accounting Policies.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2011 and September 30, 2010

The Company had a net income of $264,634 for the three months ended September 30, 2011 compared to net loss of $60,179 for the same period in 2010. The income per common share was $0.01 per share during the third quarter of 2011 compared to income per common share of ($0.00) per share during the third quarter of 2010.  The increase in net income in the third quarter of 2011 was a result of a $419,686 net income from recognizing turnkey income from two limited partnerships the Company manages, offset by a $76,262 decrease in oil and gas sales. Expenses from the third quarter of 2010 to the third quarter of 2011 include a $35,938 increase in marketing costs, a $2,227 decrease in general and administrative costs, a $18,862 decrease in depreciation, depletion and amortization expense, a $6,776 decrease in lease operating expenses and production taxes, and an increase of $1,006 for dry hole and abandonment costs.

Operating Revenues

Operating revenues from oil and gas sales were $21,822 during the three months ended September 30, 2011 as compared to $98,084 during the three months ended September 30, 2010.  The decrease was a result of a decline in production from the wells in which the Company currently holds interest and the loss of a producing well.

Direct Operating Costs

Direct operating costs are reflected as lease operating expenses and production taxes on the Company’s statement of operations and were $10,923 for the three months ended September 30, 2011 as compared to $17,699 during the three months ended September 30, 2010.  These costs decreased $6,776 during the period because the Company owned interests in five oil and gas wells that were in full operation during the third quarter of 2010, whereas during the same period in 2011, the Company only held  interest in four operating wells in which reserves are depleting.

Other Operating Expenses

The Company’s general and administrative expenses decreased to $119,171 for the third quarter 2011 as compared to $121,398 for the third quarter of 2010. The Company incurred only $256 in travel expenses in the third quarter 2011 as compared to $12,232 for the same period in 2010.  Depreciation, depletion and amortization costs also decreased by $18,862 during the three months ended September 30, 2011, to $6,311 from $25,173 for the same period in 2010.  This decrease is attributable largely to the sale of equipment and piping by the operating company that was reflected as a credit to tangible drilling costs.  Such decreases in expenses were offset by an increase in marketing costs of $35,938 for the third quarter 2011 as compared to the same quarter in 2010.

Other Income (Expenses)

Net other income for the three months ended September 30, 2011 was $0 as compared to $9,532 for the same period in 2010.  Income reported in 2010 was attributable to collection of prior bad debts.

Income Tax Provision

Consistent with the prior period, the Company did not record a provision for income taxes due to the sufficient net operating loss carry forwards available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.

Comparison of the Nine Month Periods Ended September 30, 2011 and September 30, 2010

The Company had a net loss of $180,961 for the nine months ended September 30, 2011 compared to net income of $870,292 for the same period in 2010. The loss per common share was $0.01 during the first three quarters of 2011 compared to income per common share of $0.03 during the third quarter of 2010.  The net loss in the third quarter of 2011 was a result of a $322,456 increase in operating costs and expenses in the first three quarters of 2011 as compared to the first three quarters of 2010, including $140,265 increase in marketing costs, a $147,577 increase in general and administrative costs, $23,705 in dry hole and abandonment costs, and a $17,958 increase in depreciation, depletion and amortization expense, slightly offset by a $7,049 decrease in lease operating expenses and production taxes.

Operating Revenues

Operating revenues included $419,686 of net turnkey drilling contract revenue from the Company’s managed limited partnerships in the nine months ended September 30, 2011; no similar revenues were earned in the same period for 2010.  Oil and gas sales were $95,864 during the nine months ended September 30, 2011 as compared to $226,070 during the nine months ended September 30, 2010.  Production from the wells in which the Company currently holds decreased considerably from the 2010 nine month period as a result of depletion and the loss of a producing well.

Direct Operating Costs

Direct operating costs are reflected as lease operating expenses and production taxes on the Company’s statements of operations. Costs decreased $7,049 for the nine month period ended September 30, 2011 as compared to the same period in 2010.  The decrease is attributable reduced production tax obligations as a result of depletion of the producing wells the Company holds.

Other Operating Expenses

The Company’s general and administrative expenses increased to $435,221 for the first nine months of 2011 as compared to $287,644 for 2010. This increase of $147,577 was primarily due to a significant increase in salary paid to the President and Chief Executive Officer, which occurred in the third quarter of 2010.  In addition, the Company incurred $143,790 in marketing costs during the first three quarters of 2011, while there was $3,525 in marketing costs for the first three quarters of 2010, and depreciation, depletion and amortization costs increased $17,958 during the nine months ended September 30, 2011, to $61,895 from $43,937 for the same period in 2010.  This increase is attributable to the third party reserve report analysis conducted for the year ending December 31, 2010 that showed evidence that the reserves for the Company’s existing wells were significantly less than previously reported by the well’s operator in prior years.

Other Income (Expenses)

Net other income for the nine months ended September 30, 2011 was $200 as compared to $22,028 for the same period in 2010.  The income recorded in 2010 was attributable to sale of equipment from wells that ceased production by the Company in 2010 and for collection of debts that were previously recognized as uncollectable.

Income Tax Provision

Consistent with the prior period, the Company did not record a provision for income taxes due to the sufficient net operating loss carry forwards available via the federal income tax carry forward provisions. A valuation allowance continues to be recorded due to the uncertainty regarding the Company’s ability to utilize the deferred tax assets.

Liquidity and Capital Resources

The Company’s cash balance as of June 30, 2011 was $983,789.  At that time, there were accounts receivable of $8,153, and prepaid expenses $35,520, which included $5,520 for a deposit on an office lease and $30,000 for a deposit on a business-related conference.  Cash on hand at September 30, 2011, was primarily from turnkey fees received from the partnerships the Company manages, offset by costs associated with the purchase of oil and gas properties. Current liabilities as of September 30, 2011 totaled $1,358,662 including $1,007,360 in deferred liability, which includes the Turnkey Fees less prepaid expenses for the Company’s investment partnerships, $251,301 in accounts payable and accrued liabilities and an aggregate $100,000 in accounts payable and notes payable to related parties.

Net cash used in operating activities during the nine months ended September 30, 2011 was $57,896. A $180,961 net loss from the first three quarters of 2011 was primarily a result of the Company’s inability to record all turnkey fees to income because the outcomes of the wells in most of the managed limited partnerships were still unknown.  In addition, accounts payable and accrued liabilities increased by $79,204 during the period due to unanticipated additional operations conducted on a well owned by a partnership with which the Company has a turnkey agreement.

Net cash provided by investing activities was $549,977 during the nine months ended September 30, 2011, which was a result of turnkey fees the Company received from its investment partnerships. The Company did not receive any cash from turnkey fees during the nine months ended September 30, 2010.

The Company’s primary source of cash during the first nine months of 2011 was from turnkey fees attributable to its investment partnerships and production from the Company’s four producing wells.  The total production capability of the four currently producing wells and their cash flows is known, and diminishing.  Revenues from currently producing wells will not be sufficient to sustain the Company’s operations on a going forward basis.  However, the Company believes its cash balance is sufficient to fund its operations for the next nine months and it plans to continue to sponsor and manage investment partnerships to continue to fund its operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer, our principal financial officer and our management concluded that the Company's disclosure controls and procedures as of September 30, 2011 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our third quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit	Description
10.1	Joint Venture Agreement – Next Energy Illinois Basin Oil & Gas Lease Development JV dated August 26, 2011
10.2	Limited Partnership Agreement of 2011 Bayou City Year End Drilling Program, L.P. dated October 5, 2011
10.3	Turnkey Drilling Contract between Bayou City Exploration, Inc. and 2011 Bayou City Year End Drilling Program, L.P. dated October 5, 2011
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	BAYOU CITY EXPLORATION, INC
/s/ Charles T. Bukowski
Charles T. Bukowski
Chief Executive Officer and President (Principal Executive Officer and Authorized Signatory)

Date: November 14, 2011	/s/ Stephen C. Larkin
Stephen C. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)