Form 10-K
period 2011-12-31
BAYOU CITY EXPLORATION, INC.
filed 2012-04-10
CIK 1050957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)
☐	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission File No.  0-27443
BAYOU CITY EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

NEVADA	61-1306702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

632 Adams Street — Suite 700, Bowling Green, KY	42101
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  (270) 842-2421

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.005 par value

(Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in rule 405 of the Securities Act.    Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated Filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last day of the registrant’s most recently completed second quarter, was $1,459,369.

As of April 3, 2012 the registrant had 99,003,633 shares of Common Stock, par value $0.005 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE  None.

FORM 10-K

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (this "Report”), the terms “we,”  “us,”  “our,”  or the “Company” refers to Bayou City Exploration, Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties described herein and actual results may differ materially from those included within the forward-looking statements. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission (the “SEC”).  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made.  The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

This Report contains certain estimates and plans related to us and the industry in which we operate, which assume certain events, trends and activities will occur and the projected information based on those assumptions.  We do not know that all of our assumptions are accurate.  If our assumptions are wrong about any events, trends and activities, then our estimates for future growth for our business may also be wrong.  There can be no assurance that any of our estimates as to our business growth will be achieved.

The following discussion and analysis should be read in conjunction with our financial statements and the notes associated with them contained elsewhere in this Report.  This discussion should not be construed to imply that the results discussed in this Report will necessarily continue into the future or that any conclusion reached in this Report will necessarily be indicative of actual operating results in the future.  The discussion represents only the best assessment of management.

PART I

ITEM 1.                      BUSINESS

Development of the Company

Bayou City Exploration, Inc., a Nevada corporation (the “Company”), was organized in November 1994, as Gem Source, Incorporated and in June 1996 changed its name to Blue Ridge Energy, Inc. On June 8, 2005 the Company again changed its name to Bayou City Exploration, Inc.

Overview of Business

The Company is engaged in the oil and gas exploration business, and focuses its operations primarily in the gulf coast of Texas, east Texas, south Texas, and Louisiana.  Our primary business objective focuses on the management of partnerships created to explore and develop oil and gas reserves.  We manage partnerships that purchase interests in exploratory wells and/or interests in producing oil and gas properties with undrilled reserves.  Our growth strategy is based on sponsoring partnerships in which third party investors purchase an interest.  These partnerships then assume the costs associated with the drilling of oil and gas wells in exchange for units in a partnership that holds a portion of the working interest derived from the wells they finance.  We act as the managing general partner for these partnerships and maintain a partnership interest or a working interest position outside of the partnership in each program for which we pay our proportionate share of the actual cost of drilling, testing, and completing the project and subsequent operating expenses to the extent that we retain a portion of the working interest.  We believe this strategy allows for a reduction of financial risk associated with drilling new wells, while enabling us to earn income from present production in addition to income from any successful new drilling.

When we undertake a drilling project, a calculation is made to estimate the costs associated with drilling the well.  The Company then forms and sells interest in a partnership that will acquire working interest in the well and undertake drilling operations.  We typically enter into turnkey contracts with the partnerships we manage, pursuant to which we agree to undertake the drilling and completion of the partnerships’ well(s), for a fixed price, to a specific formation or depth (each, a “Turnkey Agreement”).  As such, each partnership essentially prepays a fixed amount for the drilling and completion of a specified number of wells, which we record as revenue.

In addition to our current business strategy described above, we also own certain oil and gas interests outside of the interests in the partnerships we sponsor that have developed into revenue producing properties as well as an interest in a lease development joint venture to develop properties located in the Illinois Basin. We use the cash generated by these oil and gas interests in addition to the revenues from our direct investment partnerships to cover our ongoing operational needs.

Competition, Markets and Regulations

Competition: The oil and gas industry is highly competitive in all its phases.  The sale of interests in oil and gas projects, like those sponsored by the Company, is also very competitive.  Major and independent oil and gas companies actively bid for desirable oil and gas prospects. Many of our competitors are substantially larger than we are and possess substantially greater financial resources, personnel, and budgets than we do, which may affect our ability to compete.

Markets: The price obtainable for oil and gas production from our properties and the partnerships we manage is affected by market factors beyond our control. Such factors include the extent of domestic production, the level of imports of foreign oil and gas, the general level of market demand on a regional, national and worldwide basis, domestic and foreign economic conditions that determine levels of industrial production, political events in foreign oil-producing regions, variations in governmental regulations and tax laws and the imposition of new governmental requirements upon the oil and gas industry. There can be no assurance that oil and gas prices will not decrease in the future, thereby decreasing net revenues from our properties. Changes in oil and gas prices can impact our determination of proved reserves as well as our calculation of the standardized measure of discounted future net cash flows relating to oil and gas reserves. In addition, demand for oil and gas in the United States and worldwide may affect the levels of production obtained by our properties. From time to time, a surplus of gas or oil supplies may exist, the effect of which may be to reduce the amount of hydrocarbons that we may produce and sell, while such an oversupply exists. In recent years, initial steps have been taken to provide additional gas pipelines from Canada to the United States. If additional Canadian gas is brought to the United States market, it could create downward pressure on United States gas prices.

Environmental Regulation

As the managing general partner of the Company’s drilling partnerships, our operations are subject to environmental protection regulations established by federal, state, and local agencies that may necessitate significant capital outlays that, in turn, would materially affect our financial position and business operations.  These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations.  Because these laws and regulations change frequently and are becoming increasingly more stringent, the costs to the Company of compliance with existing and future environmental regulations and the overall impact on our operations or financial condition cannot be predicted, but are likely to increase. Furthermore, if any penalties or prohibitions were imposed upon us for violating such regulations, our operations would be adversely affected.

The partnerships we sponsor and manage hold interests in properties upon which each partnership has or intends to explore for and produce oil and natural gas.  Such properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Resource Conservation and Recovery Act (“RCRA”) and analogous state laws, as well as state laws governing the management of oil and natural gas wastes. Under such laws, the Company and the partnerships we manage could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

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

Proposed Regulation.

Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on our operations.

Federal Regulation of Natural Gas

The transportation and sale of natural gas in interstate commerce is heavily regulated by agencies of the federal government. The following discussion is intended only as a summary of the principal statutes, regulations and orders that may affect the production and sale of natural gas from our oil and gas holdings.

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

It is not anticipated that the marketability of and price obtainable for natural gas production from our oil and gas interests will be significantly affected by FERC Order No. 500. Gas produced from our properties normally will be sold to intermediaries who have entered into transportation arrangements with pipeline companies. These intermediaries will accumulate gas purchased from a number of producers and sell the gas to end-users through open access pipeline transportation.

State Regulations

Production of oil and gas from our oil and gas holdings is affected by state regulations. States in which we operate have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste of oil and gas and to protect correlative rights to produce oil and gas between owners of a common reservoir. State regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit.

Operating Hazards and Insurance

General: The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases. The occurrence of any of these events could result in substantial losses due to severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The occurrence of a significant event could materially and adversely affect our future revenues from any given prospect.

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

Employees

We currently have two employees, Charles T. Bukowski, our President and Chief Executive Officer, and Stephen C. Larkin, our Chief Financial Officer, both of whom are employed by the Company full time.  From time to time we may engage outside consultants to perform service on the Company’s behalf.  In addition, we often utilize the resources of Blue Ridge Group, Inc., with whom we share common management.  See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”

Additional Information

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events in a current report on Form 8-K. The public may read and copy any materials that we file with the SEC at the Public Reference Room at the SEC located at 100 F Street NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. In addition, our periodic reports may be found on our website, www.bcexploration.com.  We will make available to any stockholder, without charge, copies of any filings not otherwise available on our website.  For copies of any other filings, please contact: Stephen C. Larkin at Bayou City Exploration, Inc., 632 Adams Street — Suite 700, Bowling Green, Kentucky 42101 or call (270) 842-2421

ITEM 1A.	RISK FACTORS

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

Principal Office

Our principal office is located at 632 Adams Street — Suite 700, Bowling Green, Kentucky 42101, in office space owned by Blue Ridge Group, Inc. (“Blue Ridge Group”), which has common employees with the Company.  We do not currently pay Blue Ridge Group for use of this space, and it is not subject to a formal rental agreement. While we believe comparable office space would be available to us on commercially reasonable terms, in the event we were not able to continue to use our current office space, it is likely new space would be acquired on substantially different terms.

During 2011, the Company leased two office suited located at 303 S. Jupiter Road, Allen, Texas 75002.  On October 10, 2011, the Company signed an agreement with RMB Jupiter Office Park, Ltd. (the “Landlord”), wherein the Company agreed to move from the two office suites previously leased into one larger suite of  approximately 2,041 square feet for $2,891.50 per month.  The lease, which was amended on October 10, 2011, extends a lease previously held by the Company and is for a five (5) year term that began November 1, 2011.  In the event this office space becomes unavailable, we believe comparable office space would be available on substantially similar terms.

Disclosure of Reserves

Net Proved Oil and Gas Reserves

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2011 is presented consistent with the requirements of the new rule.

Presented below are the estimates of the Company’s proved oil and natural gas reserves as of December 31, 2011 based upon a report prepared by Pressler Petroleum Consultants, Inc. (“PPC”).  All of the Company’s proved reserves are located in the United States.

Summary of Oil and Gas Reserves as of December 31, 2011

			Future Net Revenue, $
Reserve Category	Oil (Bbls*)	Gas (Mcf**)	Undiscounted	Present Worth at 10%
Proved Developed Producing	640	10,038	$55,879	$52,437
Proved Developed Non-Producing	0	2,937	9,576	8,421

Total Net Proved Reserves	640	12,975	$65,455	$60,857

*Bbls: Barrels of oil
**Mcf: Thousand cubic feet of gas

As specified by the SEC regulations, when calculating economic producibility, the base product price must be the 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the-month price for each month within the prior 12-month period. The benchmark base prices used for this evaluation were $96.19 per barrel of oil for West Texas Intermediate oil at Cushing, Oklahoma, and $4.118 per Million British thermal units (MMBtu) for natural gas at Henry Hub, Louisiana. The oil and gas prices were adjusted on each well based on deductions such as quality, energy content, and basis differential, as appropriate.  Prices for oil and natural gas were held constant throughout the remaining life of the properties.

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

The reserve estimates reported herein were prepared by independent engineers of Pressler Petroleum Consultants (“PPC”).  The process performed by PPC engineers to prepare reserve amounts included their estimation of reserve quantities, future producing rates, future net revenue and the present value of such future net revenue, based in part on data provided by the Company.  The estimates of reserves were determined by accepted industry methods. Methods utilized by PPC in preparing the estimates include extrapolation of historical production trends and analogy to similar producing properties.  PPC believes the assumptions, data, methods and procedures utilized in preparing the estimates were appropriate for the purpose served by their report, and that it utilized all methods and procedures it considered necessary to prepare this report.

The Company’s internal control over the preparation of reserve estimates is a process designed to provide reasonable assurance regarding the reliability of the Company’s reserve estimates in accordance with SEC regulations.  The preparation of reserve estimates are created by a third party consultant, PPC, and overseen by the Company’s President and Chief Executive Officer, Charles Bukowski.  PPC performs evaluations based on accepted engineering standards.  Reserves were determined by decline curve projection in the case of established production.  For behind the pipe zones, reserves were calculated based on production and review of offset wells in the area and by reviewing calculated volumetric data.  These specific reserve estimates were performed by Mr. Stan S. Valdez, P.E. and Mr. Keith Reis, E.I.T. of PPC.  Mr. Valdez has over 16 years of practical experience in the estimation and evaluation of petroleum reserves, as well as continuing education concerning the estimating and auditing of oil and gas reserves.  He holds a B.S. in Petroleum Engineering from Texas A&M University.  Mr. Reis is a qualified reserves estimator as set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the Society of Petroleum Engineers.   Mr. Reis has more than three years of practical experience in the estimation and evaluation of oil and gas reserves and holds a B.S. in Petroleum Engineering from the University of Texas at Austin.  Charles Bukowski, who oversees the reserve estimates presented by PPC, has been working with oil companies for over 27 years, including both major oil companies (Mobil Oil Corp) and smaller independent oil companies.  He is the sole person for the Company that reviews and approves the reserve estimates.

Proved Undeveloped Reserves.

At this time the Company has no undeveloped properties under lease.

Oil and Gas Production, Production Prices and Production Costs.

The following table summarizes the sales volumes of the Company’s net oil and gas production expressed in barrels of oil. Equivalent barrels of oil were obtained by converting gas to oil on the basis of their relative energy content — six thousand cubic feet of gas equals one barrel of oil. During 2011, 2010, and 2009 the average selling price for natural gas was $3.66, $5.06, and $4.44 per Mcf, respectively, and the average selling price for oil was $92.45, $75.69, and $58.47 per barrel, respectively.

	Net	Net	Net
	Production	Production	Production
	For the Year	For the Year	For the Year
	12/31/2011	12/31/2010	12/31/2009
Net Volumes (Equivalent Barrels)	2,412	7,489	35,431
Average Sales Price per Equivalent Barrel	$54.17	$33.79	$28.78
Average Production Cost per Equivalent Barrel (includes production taxes)	$20.01	$6.79	$1.88

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

Drilling and Other Exploratory and Development Activities.

In 2011, the six partnerships managed by the Company drilled a total of seven exploratory wells and one developmental well, five of which are currently in production, two are currently being completed, and one was determined to be in dry hole. In 2010, the one partnership managed by the Company at the time drilled one exploratory well that was determined to be a dry hole and the Company drilled one developmental well outside of the managed partnerships that is currently in production.

Present Activities.

Six partnerships managed by the Company drilled eight wells in 2011.  Post drill analysis was favorable on seven of the wells with three currently in production and four completed as the date of this Report.

Delivery Commitments.

The Company is not currently committed to providing a fixed and determinable quantity of oil or gas under any existing contract.

Oil and Gas Properties, Wells, Operations, and Acreage.

During 2011, the Company participated in the drilling of eight new wells, one of which was determined to be a dry hole and has been plugged and abandoned. See “Drilling and Other Exploratory and Development Activities” above.

As of December 31, 2011, the Company owned a direct working interest in five producing wells, including the Chapman #75-1, the Rooke B-1, the Garcitas #1, the Rooke #2, and the Miller A-1. Six other wells in which the Company owns working interest have been drilled and five are currently being completed.  The Company drilled one dry hole that was plugged and abandoned.   The Rooke #1, which stopped producing in October 2010, was converted into a salt water disposal well in 2011 and has yet to be plugged and abandoned.

The following tables summarize by geographic area the Company’s developed acreage and gross and net interests in producing oil and gas wells as of December 31, 2011. The Company did not hold any undeveloped acreage at December 31, 2011.  Productive wells are producing wells and wells capable of production. Wells that are dually completed in more than one producing horizon are counted as one well.

DEVELOPED AND UNDEVELOPED ACREAGE

	Developed Acreage		Undeveloped Acreage
Geographic Area:	Gross Acres	Net Acres	Gross Acres	Net Acres

Louisiana	549.52	3.64	-0-	-0-
Texas	1,804.86	45.97	-0-	-0-

Totals	2,354.38	49.61	-0-	-0-

PRODUCTIVE WELLS

	Gross Wells		Net Wells
Geographic Area:	Oil	Gas	Oil	Gas

Louisiana	1	1	.01	.01

Texas	4	5	.21	.20

Totals	5	6	.22	.21

Key Properties

The working interest owned by the Company, either directly or through the partnerships we manage, is owned jointly with other working interest partners. Management does not believe any of these burdens materially detract from the value of the properties or materially interfere with their use. The following are the primary properties held by the Company as of December 31, 2011.

Developed Properties

Chapman No. 75-1:  The Company owns an 8% working interest in 1 well located in Nueces County, Texas, which began production in October 2009.  The well produces about 56 Mcf per day.

Garcitas #1:  The Company owns an 11.2% working interest in 1 well located in Jackson & Victoria County, Texas, which began production in March 2010.  The well produces about 11 Bbls per day.

Rooke B-1:  The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas, which began production in February 2010.  The well produces about 484 Mcf and 18 Bbls per day.

Rooke #2:  The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas, which began production in May 2010.  The well produces about 6 Bbls per day.

Miller A-1: The Company owns a 0.81% working interest in the Miller A-1, a gas well is located in Colorado County, Texas, which began production in August 2011.  The well produces about 246 Mcf per day.

Kleimann #1: The Company owns a 0.26% working interest in the Kleimann #1, a well located in Colorado County, Texas. Production started on March 6, 2012 and the well is currently producing approximately 334 Mcf and 20 Bbls per day.

Squeeze Box: The Company owns a 0.78% working interest in the Squeezebox well. This gas well is located in Cameron Parish, Louisiana, and began production in November 2011. The well produces about 526 Mcf and 31 Bbls per day.

Little Chenier: The Company owns a 0.50% working interest in the Little Chenier well, a gas well is located in Cameron Parish, Louisiana. Although it has not been hooked up to sales as of yet, it tested at over 1,200 Mcf per day.   The operator is waiting on a state permit to allow a 5,000’ pipeline that will get us to sales.

Prairie Bell East: The Company owns a 0.49% working interest in the Prairie Bell East well, a gas well is located in Colorado County, Texas.  The well has been in production since February 27, 2012 and has been producing approximately 2,472 Mcf and 119 Bbls per day.

Prairie Bell West: The Company owns a 0.49% working interest in the Prairie Bell West well, which is located in Colorado County, Texas.   A pipeline is currently being built to get the gas to sales, and production is expected to begin by mid April 2012.

Loma Blanca: The Company owns a 0.59% working interest in the Loma Blanca well, which well is located in Brookes County, Texas.  Completion procedure for the well is currently being designed.

Key Undeveloped Properties

On August 29, 2011, the Company invested $190,000 and entered into the Next Energy Illinois Basin Oil & Gas Lease Development JV (“Next Energy JV”), a joint venture with Next Energy, LLC and other industry participants to evaluate, test and purchase mineral leases in the Illinois Basin.  The venture is targeting up to 300,000 net acres of oil and gas leases. The investment entitles the Company to 0.005% of the joint venture.  The Company does not own a direct interest in any of the acreage, but rather an interest in a joint venture that holds undeveloped acreage.

Dry Holes and Abandonment of Properties during 2011

In 2011, the Company incurred $35,035 in dry hole or abandonment expenses.  The expenses incurred were from a dry hole with overages that was drilled in 2010 and a dry hole drilled by one of the partnerships managed by the Company in 2011.

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

There are no material pending legal or governmental proceedings relating to our Company or properties to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers, affiliates or stockholders are a party adverse to us or have a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High Bid	Low Bid
March 31, 2010	$0.13	$0.01
June 30, 2010	0.06	0.001
September 30, 2010	0.065	0.02
December 31, 2010	0.03	0.00

March 31, 2011	$0.00	$0.00
June 30, 2011	0.00	0.00
September 30, 2011	0.00	0.00
December 31, 2011	0.00	0.00

According to OTC Market Groups, Inc., there were no bid or ask prices for our Common Stock during the 2011 fiscal year.

Stockholder Information

As of April 3, 2012, there were 553 stockholders of record of the Company’s Common Stock. The number of registered stockholders excludes any estimate by us of the number of beneficial owners of shares of Common Stock held in “street name.”

Dividend Information

No cash dividends have been declared or paid on our Common Stock since inception. The Company has not paid, nor does it intend to pay, cash dividends on its Common Stock in the foreseeable future. We intend to retain earnings, if any, for the future operation and development of our business. Our dividend policy will be subject to any restrictions placed on it in connection with any debt offering or significant long-term borrowing.

Recent Sales of Unregistered Securities

All of the Company’s recent sales of unregistered securities within the past three years have been previously reported in Quarterly Reports on Form 10-Q and current reports on Form 8-K.

Securities authorized for issuance under equity compensation plans

The following table sets forth certain information, as of December 31, 2011, concerning securities authorized for issuance under the Company’s 2005 Stock Option and Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,500,000	$0.018	2,150,000
Equity compensation plans not approved by security holders	-	-	-
Total	2,500,000	$0.018	2,150,000

ITEM 6.	SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in an understanding of the Company’s financial position and results of operations for each of the yearly periods ended December 31, 2011 and 2010. The financial statements and the notes thereto, which follow, contain detailed information that should be referred to in conjunction with the following discussion.

Critical Accounting Policies and Estimates

Financial Statements and Use of Estimates: In preparing financial statements, management is required to select appropriate accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Stock Options: Effective January 1, 2006, the Company accounts for stock options in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R) (ASC 718 and 505). Accordingly, stock compensation expense of $11,008 was required to be recognized in the year ended December 31, 2011 and stock compensation expense of $12,559 was required to be recognized in the year ended December 31, 2010.

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

Results of Operations

The Company reported a net income of $257,114 in 2011, as compared to a net income of $532,395 in 2010. The $275,281 decrease in net income resulted from the Company recording $62,817 less in total operating revenues, $192,554 more in operating costs and a net decrease in other income of $19,910 in 2011 as compared to 2010. On a per share basis the Company had a net income of $0.01 per share in 2011 and a net income of $0.02 per share in 2010.

Operating Revenues:  Operating revenues totaled $1,383,351 in 2011 as compared to $1,446,168 in 2010, a 4.34% decrease for the year.  The decrease in total operating revenue was primarily a result of a change in the Company’s business focus during 2011, wherein $1,249,997 of the Company’s revenues were derived from net turnkey drilling contract revenue, while in 2010, the Company did not have any revenues from turnkey drilling contracts.   In 2010, $1,186,041 of the Company’s revenues resulted from the gain on the sale of an oil and gas property, whereas in 2011, the Company did not sell any oil and gas properties.  In 2011, the Company’s revenues from oil and gas sales also decreased $126,772 compared to 2010 which was a result of rapid depletion seen by some of the Company’s oil and gas wells.

Direct Operating Costs:  Direct operating costs for the producing oil and gas wells totaled $51,955 in 2010 compared to $47,021 in 2011. This decrease of 9.5% in expense is primarily due to less production taxes on the oil and gas wells.

Other Operating Expenses:  Other operating expenses include abandonment and dry hole costs, marketing costs, depreciation, depletion, and amortization expense.  Other operating expenses decreased by approximately 4% to $434,852 in 2011 compared to $452,451 in 2010. This decrease of $17,599 was made up of a decrease of $207,332 in depletion and amortization costs offset by an increase of $192,128 in marketing costs and a small difference of $2,395 in abandonment and dry hole costs.

General and Administrative Costs:  General and administrative costs were $636,995 in 2011 compared to $421,908 for 2010, an increase of $215,087, or approximately 51%.  The increase was primarily attributable to increases in executive salaries, office rent with related costs, and legal fees related to the SEC filings and review of the Company’s limited partnership offerings.

Other Expense:  Although the Company had other income during 2010, its other expenses exceeded its other income during 2011 for a number of reasons.  During 2011, the Company had net other expense of $7,369, as compared to net other income of $12,541 during 2010, this was due to significantly higher miscellaneous income during 2010 as well of debt forgiveness, which collectively totaled $24,092, offset in 2010 by $11,551 in interest expense.   In 2011, the Company only had $631 worth of miscellaneous income and $8,000 of interest expense, and did not recognize any income as a result of the forgiveness of debt.

Income Taxes: The Company had no federal or state income tax liability or benefit in 2011 or in 2010 as a result of a large net operating loss carry forward from years 2010 and prior. Based on the amount of net losses in 2010 and prior, a full valuation allowance has been recorded against the deferred tax assets associated with the net operating loss carry forwards. The Company has an estimated net operating loss carry forward of $7,866,000 and $8,123,000 as of December 31, 2010 and 2009 respectively. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issue of the additional shares in a private placement transaction. This rule will limit the net operating loss carry forward amount to $267,000 per year. These net operating losses begin expiring in 2020 if not utilized.

Balance Sheet Review

Assets: The Company’s total assets increased $1,087,237 from $632,191 as of December 31, 2010 to $1,719,428 as of December 31, 2011.  The primary reason for the increase was a $761,886 increase in current assets of during 2011, from $517,346 as of December 31, 2010 to $1,279,232 as of December 31, 2011. The increase was attributable to revenues received from Turnkey Agreements entered into between the Company and partnerships sponsored by the Company. The increase in current assets was offset by an increase in property costs of $300,303 from 2010 to 2011, primarily due to the Company’s $190,000 investment in Next Energy JV.

Liabilities:  The Company’s liabilities increased substantially in 2011 to $1,083,212 as of December 31, 2011 compared to $272,097 as of December 31, 2010. The majority of this increase is the result of a $743,601 deferred liability recognized during 2011, which was not present during 2010.  This deferred liability is entirely attributable to the amounts received by the Company as the result of Turnkey Agreements it has with the partnerships it sponsors and manages.  The amounts received under such Turnkey Agreements are booked as revenue, but considered a deferred liability until such time as the Company has completed all its responsibilities under the Turnkey Agreements.  The Company entered into one such agreement during the year ended December 31, 2010.  In addition, the Company’s liabilities were further increased by accounts payable and accrued expenses of $154,705 for the year ended December 31, 2011 compared to $87,191 for the same period in 2010, an increase of $67,513.

$84,906 in deferred liability and a $100,000 note payable obligation to a minority stockholder remained unchanged from period to period.

Stockholders’ Equity: Total stockholder’s equity of the Company increased $276,122, from $360,094 at December 31, 2010 to $636,216 at December 31, 2011. This increase is mainly the result of a net operating profit of $257,114 during 2011.

Liquidity and Capital Resources

The Company’s current ratio (current assets / current liabilities) was 1.59 to 1 as of December 31, 2011 compared to 2.32 to 1 as of December 31, 2010.  The change in the current ratio from 2010 to 2011 is the result a significant increase in current liabilities due to the deferred liability the Company holds as a result of certain Turnkey Agreements.

The Company saw a significant change in its liquidity during the year ended December 31, 2011, which was primarily the result of implementing a new business plan, in which we serve as the sponsor and managing general partner of partnerships formed for the purpose of undertaking oil and gas exploration activities.  During the year ended December 31, 2010, the Company had only sponsored one such venture, and relied primarily upon the sale of an oil and gas well (the Sein #1 Well) and the revenues received from such well to fund its operations.  During 2011, in contrast, the Company sponsored an additional five limited partnerships, for which it serves as the managing general partner and has received revenues from Turnkey Agreements with such partnerships, wherein for a fixed price the Company agrees to drill, test and, if advisable, complete, oil and wells in which each partnership holds an interest.  Generally, the amount charged by the Company to undertake these exploration activities under a Turnkey Agreement exceeds the total costs paid by the Company to complete such operations.  When the Company receives payment from a partnership for the services it agrees to perform under a Turnkey Agreement, it records any amounts received as revenue.  However, such amounts are also considered a deferred liability on the Company’s balance sheets until such time as the Company’s obligations under the Turnkey Agreement are completed.  As of December 31, 2011, the Company recorded $1,249,997 in net turnkey drilling contract revenue, and had a deferred liability of $743,601.  As the Company continues to sponsor and manage partnerships, it expects that the revenues received from Turnkey Agreements will enable it to continue to meet its financial obligations and be profitable.  To the extent the Company is unable to successfully sponsor additional partnerships, it may have difficulty continuing operations.

The Company also anticipates it will earn revenue over time from its direct oil and gas holdings, including holdings in oil and gas wells held by the limited partnerships it manages.  In addition, the Company seeks to generate revenue from joint ventures with other oil and gas companies, such as the Next Energy JV, in which it participated in 2011.  To date, however, the Company’s revenues from its oil and gas holdings and other investments have been very limited, and it is dependent upon the revenues it receives from Turnkey Agreements in order to continue its operations, which during 2011 were sufficient to pay the Company’s operating expenses.  The Company believes that revenue from Turnkey Agreements will be sufficient to fund their ongoing business; and based on previous years’ expenses, the Company’s current cash resources will be enough to fund their operations for the next twelve months.

As of December 31, 2011, the Company’s cash balance was $1,259,934 and its liabilities totaled $1,083,212, which include $743,601 of deferred liability associated with obligations it has under current Turnkey Agreements, and approximately $185,000 in related party accounts payable and notes outstanding to a minority stockholder.  At December 31, 2011 the Company had total working capital of $196,020 and no contractual obligations that will encumber its cash flow into the future.

Off Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2011 and 2010, the Company was not involved in any unconsolidated SPE transactions nor any other off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by this Item are listed in Part IV, Item 15 of this Form 10-K, are presented beginning on Page F-1, and are incorporated herein by this reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in rule 13a-15(f) of the Exchange Act.  The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s procedures and internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s internal controls over financial reporting were effective and there were no material weaknesses as of December 31, 2011.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during the year ended December 31, 2011, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

The following individuals currently serve as directors and/or executive officers of our Company.  All directors of the Company hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.  The executive officers of our Company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

Director	Age	Company Position or Office	Director Since

Charles T. Bukowski	51	Director, President and CEO	2010

Stephen C. Larkin	52	Director and CFO	2009

Travis Creed	45	Chairman	2010

CHARLES T. BUKOWSKI, JR, age 51, was appointed Director of the Company as well as our President and Chief Executive Officer in July 2010.  Mr. Bukowski graduated from Texas A&M University with a Bachelor’s degree in 1982 and a Master’s degree in 1984 (4.0 GPA), both in geology.  The next 12 years he was employed as a geologist with Mobil Oil working a variety of both exploration and production assignments including South Texas, East Texas, Oklahoma, South Louisiana, and Mississippi.  While at Mobil he generated and drilled over 100 wells, including the first horizontal well in Lavaca County.  Mr. Bukowski was the first geologist at Mobil in Houston to do both the geological and 3D seismic interpretations for his projects.

In 1996, Mr. Bukowski joined Edge Petroleum where he utilized 3D seismic, advanced AVO processing and advanced interpretation software to lead a team that drilled 23 successful wells.  He co-authored the first published successful use of AVO in South Texas and the resulting paper won several industry awards including SEG’s Best Paper Award in 2001.  While at Edge he interpreted over 800 square miles of 3D seismic data, mostly in South Texas and South Louisiana.

In 2000, Mr. Bukowski joined Alta Resources as Exploration Manager.  While at Alta he drilled numerous successful wells and was involved in making five new field discoveries.  Mr. Bukowski left Alta in 2007 to start and become President of Beachcomber Oil and Gas Inc. where he generated exploration projects including a 63 square mile 3D program in Kansas.  He consulted for industry partners interpreting their 3D seismic datasets, and evaluated third party prospects, and assisted in calculating reserve estimates. He is still with Beachcomber Oil and Gas Inc. as well as Bayou City to this day.

STEPHEN C. LARKIN, age 52, has serve as a director and the Chief Financial Officer of the Company since November 22, 2010.  Mr. Larkin also currently serves as a director and the President of Blue Ridge Group, Inc., and served as its Chief Financial Officer beginning in July 2008 until his appointment as its President in November 2010.  From August 1998 until June 2008, Mr. Larkin spent 10 years as President and CEO of Sensus Precision Die Casting, Inc. and President, CEO and Chairman of the Board Sensus Rongtai (Yangzhou) Precision Die Casting, Ltd. (a Chinese subsidiary of Sensus Precision Die Casting, Inc.) and managed all aspects of the company.  Mr. Larkin spent a total of 21 years with Sensus Metering Systems, Inc. (parent company to Sensus Precision Die Casting, Inc.) in positions ranging from Controller and CFO of one of their divisions (for seven years), to Vice President of Operations (for four years) then finally with Sensus Precision Die Casting Company as their President and CEO.  Prior to that Mr. Larkin spent almost six years with Ernst and Young CPA’s both in the Lansing Michigan office and the Tampa Florida office and held the position of Senior Manager-Auditing when he left.  Mr. Larkin earned a B.A. Degree from Michigan State University in Accounting in 1981, an MBA Degree from Michigan State University in Operations Management in 1989 and an Executive MBA from the University of New Hampshire in International Business in 1997.  Mr. Larkin also passed the CPA exam in May 1982 and was granted a CPA license in May 1982 in the State of Florida.

TRAVIS N. CREED, age 45, was appointed director in July 2010, and is a licensed attorney.  Since 2007, Mr. Creed has also served as Senior Vice President - Real Property Division and General Counsel for Blue Ridge Group, Inc.  Mr. Creed holds degrees from Westminster College and the University Of Arkansas School Of Law.  In addition to the practice of law, Mr. Creed has owned an electrical contracting company, a mortgage trading company and a real estate development company.  He has experience in banking including founding and serving as President of Pinnacle Resources, a wholly owned subsidiary of Pinnacle Bank in Little Rock, Arkansas.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed by them.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2011, or written representations from certain reporting persons, we believe all of our officers and directors and persons who own more than 10% of our Common Stock have met all applicable filing requirements.

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

Summary Compensation Table

The below table lists the compensation of the Company's principal executive officers who served the Company in such capacities during the fiscal year ended December 31, 2011.

SUMMARY COMPENSATION TABLE

			Option
		Salary	Awards	Total
Name and Principal Position	Year	($)	($)	($)
Charles T. Bukowski	2011	120,000	7,405	$127,405
President and CEO	2010	60,000	3,071	$63,071
Stephen C. Larkin,	2011	90,000	4,653	$94,653
Chief Financial Officer	2010	60,000	4,740	$64,740

Narrative Disclosure to Summary Compensation Table

Charles Bukowski, our current President and CEO, receives a base salary of $120,000, which he began receiving in July 2010.  Our Chief Financial Officer, Stephen Larkin, currently receives a base salary of $90,000 per year.  This was increased on July 1, 2010 from a previous salary of $30,000 per year.  As part of the Company’s compensation package, its officers are from time to time awarded stock options.  In 2009, Mr. Larkin received stock options as part of a decision on the part of the Board to cancel outstanding stock options that were substantially “out of the money” and issue new stock options on terms more in line with the Company’s stock price at that time.  The Board uses the stock options as an incentive to its officers and believes this practice to be comparable to other public companies.  In May 2009, Mr. Larkin was awarded an option to purchase 1,000,000 shares of common stock at an exercise price of $0.01 per share.  Mr. Larkin’s options vested over a two year period.  The stock option awards were issued pursuant to the Company’s 2005 Stock Option and Incentive Plan.  In 2010, Mr. Bukowski was awarded 500,000 stock options in connection with his appointment as the Company’s President and Chief Executive Officer.  Mr. Bukowski’s options vest over a two-year period and have a $0.05 exercise price.  Each of our named executive officers’ stock option awards have a ten year term, beginning on the award date.

In July 2010, the Board of Directors, in connection with the appointment of Charles Bukowski as the Company’s President and Chief Executive Officer, passed a corporate resolution establishing a bonus program for the Company’s Chief Executive Officer and Chief Financial Officer.  The resolution established that for the first $500,000 in pre-tax income the Company makes after July 1, 2010, the Company will pay each of the officers 20% of their base salary and for each $250,000 the Company makes in pre-tax income thereafter, the Company will pay an additional bonus equal to 10% of the officer’s base salary.  The bonus is to reset on January 1st of each year.  During 2010 and 2011, the Company failed to reach the $500,000 threshold, and as of the date of this Report, no bonuses have been paid to either executive officer.

Employment Agreements

There were no employment agreements in place as of December 31, 2011.

Stock Option Plan

On February 22, 2005, the Board of Directors approved the Bayou City Exploration, Inc. (formerly Blue Ridge Energy, Inc.) 2005 Stock Option and Incentive Plan (the “Stock Option Plan”). The Stock Option Plan allows for the granting of stock options to eligible directors, officers, employees, consultants and advisors.

Effective January 1, 2006, the Company accounts for the Stock Option Plan in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R). Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the period ended December 31, 2010. Prior to January 1, 2006, the Company accounted for stock compensation cost under the Plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) as permitted by SFAS 123 as originally issued. Under APB 25, stock compensation expense was recognized only if the options had intrinsic value (difference between option exercise price and the fair market value of the underlying stock) at the date of grant. As the Company issued all options with an exercise price equal to the grant date market value of the underlying stock, no compensation expense had previously been recorded by the Company.

The maximum number of shares with respect to which options may be awarded under the Stock Option Plan is seven million (7,000,000) common shares of which approximately 2,150,000 shares remain available for grant as of December 31, 2011.  The following table shows more information about our Stock Option Plan.

Outstanding Equity Awards

The following table shows information regarding awards granted to each of our named executive officers and directors under our Stock Option Plan outstanding as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS

	Number of	Number of
	Securities	Securities	Equity Incentive Plan
	Underlying	Underlying	Awards: Number of
	Unexercised	Unexercised	Securities Underlying
	Options	Options	Unexercised	Option Exercise	Option
	(#)	(#)	Unearned Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date

Charles T. Bukowski President and CEO	333,334	166,666	—	$0.05	08/03/20

Stephen C. Larkin Director and CFO	1,000,000	—	—	$0.01	05/18/19

Travis N. Creed Chairman	500,000	—	—	$0.01	05/18/19

Director Compensation

During 2011, the directors of the Company were not compensated for their services as directors of the Company.

ITEM 12.	SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the ownership, as of March 28, 2012, of our Common Stock by each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, each of our directors and executive officers, and all of our directors and executive officers as a group.   The information presented below regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.  This table is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.  Except as otherwise listed below, the address of each person is c/o Bayou City Exploration, Inc., 632 Adams Street — Suite 700, Bowling Green, Kentucky 42101. Except as set forth below, applicable percentages are based upon 99,003,633 shares of Common Stock outstanding as of March 28, 2012.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Charles T. Bukowski(1)	3,333,333	3.35%
Stephen C. Larkin(2)	27,062,844	27.06%
Travis N. Creed(3)	3,500,000	3.52%
All directors, nominees and officers as a group (3 persons)	33,896,177	33.78%
Robert Burr(4)	29,498,061	29.79%
Doris Burr(4)	29,498,061	29.79%

(1)	Mr. Bukowski’s beneficial ownership interest includes vested options for the purchase of 333,334 shares exercisable within 60 days March 30, 2012, plus 3,022,000 shares in his personal portfolio.
(2)	Mr. Larkin’s beneficial ownership interest includes vested options for the purchase of 1,000,000 shares exercisable within 60 days March 30, 2012, plus 26,062,844 shares in his personal portfolio.
(3)	Mr. Creed’s beneficial ownership interest includes vested options for the purchase of 500,000 shares exercisable within 60 days March 30, 2012, plus 3,000,000 shares in his personal portfolio.
(4)	Represents 998,061 shares held by Robert Burr individually and 28,500,000 shares held jointly with Doris Burr, his spouse. Mr. and Ms. Burr’s address is 1314 Fairview Avenue, Bowling Green, KY 42103.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company has an unwritten agreement with Blue Ridge Group pursuant to which it pays a quarterly management fee in the amount of $11,018. This fee is based on the time and salaries of Blue Ridge Group’s employees for work performed for the Company.  The Company and Blue Ridge Group share common management as well as office space.  The Company’s Chief Financial Officer and director, Stephen Larkin, serves as President and Chief Executive Officer of Blue Ridge Group.  Travis Creed, who is also a director of the Company, is Senior Vice President – Real Property Division and General Counsel of Blue Ridge Group.  In addition, the Company utilizes the administrative and accounting services of Blue Ridge Group, including the services of its Controller, Paul Larkin, for purposes of compiling the Company’s financial statement information for SEC reporting purposes and for reports made to partners of the partnerships sponsored by the Company.  Paul Larkin is the son of Stephen Larkin, the Company’s Chief Financial Officer and a member of the Board of Directors of the Company.

On March 8, 2012, the Company entered into a Stock Purchase Agreement with eight investors (the “Investors”), pursuant to which the Company sold 70,000,000 shares of the Company’s common stock, $0.005 par value (the “Common Stock”) in a private offering at a price of $0.005 per share, for total consideration to the Company valued at $350,000.  The Investors included Charles T. Bukowski, Jr., the Company’s President and Chief Executive Officer, as well as a member of the Company’s Board of Directors (the “Board”), Travis N. Creed, a member of the Board, Stephen C. Larkin, the Company’s Chief Financial Officer and a member of the Board, Robert D. and Doris R. Burr, the Company’s former Chief Executive Officer and his spouse, Danny Looney, the Company’s tax accountant, Harry J. Peters, a consultant to the Company, Robert Shallow, a current stockholder and G2 International, Inc., a consultant to the Company. The consideration for the Common Stock was paid primarily in cash, however, the shares issued to G2 International, Inc. were issued in exchange for settlement of outstanding invoices for consulting services rendered.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company hired KWCO, PC (“KWCO”) formally Killman, Murrell & Company, PC, as its independent auditors for auditing the Company’s financial statements for the year ended December 31, 2011 and December 31, 2010.  It is not anticipated that the auditors will be present at the Annual Meeting.

Audit Fees

The Company incurred $21,355 in fees from KWCO for the review of three 2010 quarterly 10-Q reports and will pay approximately $30,000 for its annual December 31, 2011 audit. The Company incurred $19,525 in fees from KWCO for the review of the three 2010 quarterly 10-Q reports and $29,456 from KWCO for auditing the Company’s financial statements for December 31, 2010 and review of the annual 10-K.

Audit Related Fees

The Company incurred no fees or expenses for the 2011 and 2010 fiscal years for professional services rendered by KWCO other than the fees disclosed above under the caption “Audit Fees” for assurance and related services relating to performance of the audit or review of our financial statements.

Tax Fees

We incurred no fees or expenses for the 2011 and 2010 fiscal years for professional services rendered by KWCO for tax compliance, tax advice, or tax planning.

All Other Fees

We incurred no other fees or expenses for the 2011 and 2010 fiscal years for any other products or professional services rendered by KWCO other than as described above.

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
3.1
Articles of Incorporation of Gem Source, Incorporated dated November 30, 1994 (incorporated by reference to Exhibit 3(i) of the Company’s Registration Statement on Form 10-SB (Amendment No. 2) filed with the Commission on January 19, 2000)

3.2
Certificate of Amendment to the Articles of Incorporation of Gem Source, Incorporated filed June 17, 1996 (incorporated by reference to Exhibit 3(i) of the Company’s Registration Statement on Form 10-SB (Amendment No. 2) filed with the Commission on January 19, 2000)

3.3
Certificate of Designation of Series E Preferred Stock of Blue Ridge Energy, Inc. filed June 17, 2002 (incorporated by reference to Ex. 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Commission on April 15, 2011 (the “2010 10-K”))

3.4	Certificate of Amendment to the Articles of Incorporation of Blue Ridge Energy, Inc. filed October 11, 2004 (incorporated by reference to Ex. 3.4 of the Company’s 2010 10-K)
3.5	Certificate of Amendment to the Articles of Incorporation of Blue Ridge Energy, Inc. filed June 9, 2005 (incorporated by reference to Ex. 3.5 of the Company’s 2010 10-K)
3.6
Bylaws of Gem Source, Incorporated  adopted December 2, 1994 (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form 10-SB (Amendment No. 2) filed with the Commission on January 19, 2000)

10.1	Services Agreement between Bayou City Exploration, Inc. and Source Capital Group, Inc. dated effective March 1, 2011 (incorporated by reference to Ex. 10.1 of the Company’s 2010 10-K)
10.2	Limited Partnership Agreement of Bayou City Louisiana Drilling Program, L.P. dated July 8, 2010 (incorporated by reference to Ex. 10.2 of the Company’s 2010 10-K)
10.3	Turnkey Drilling Contract between Bayou City Exploration, Inc. and Bayou City Louisiana Drilling Program, L.P. dated July 8, 2010 (incorporated by reference to Ex. 10.3 of the Company’s 2010 10-K)
10.4	Limited Partnership Agreement of 2011 Bayou City Two Well Drilling Program, L.P. dated January 10, 2011(incorporated by reference to Ex. 10.4 of the Company’s 2010 10-K)
10.5
Turnkey Drilling Contract between Bayou City Exploration, Inc. and 2011 Bayou City Two Well Drilling Program, L.P. dated January 10, 2011(incorporated by reference to Ex. 10.5 of the Company’s 2010 10-K)

10.6	Limited Partnership Agreement of 2011-B Bayou City Two Well Drilling Program, L.P. dated March 4, 2011(incorporated by reference to Ex. 10.6 of the Company’s 2010 10-K)
10.7
Turnkey Drilling Contract between Bayou City Exploration, Inc. and 2011-B Bayou City Two Well Drilling Program, L.P. dated March 4, 2011 (incorporated by reference to Ex. 10.7 of the Company’s 2010 10-K)

10.8	Limited Partnership Agreement of 2011 Bayou City Two Well Drilling and Production Program, L.P. dated March 18, 2011(incorporated by reference to Ex. 10.8 of the Company’s 2010 10-K)
10.9
Turnkey Drilling Contract between Bayou City Exploration, Inc. and 2011 Bayou City Two Well Drilling and Production Program, L.P. dated March 18, 2011(incorporated by reference to Ex. 10.9 of the Company’s 2010 10-K)

10.10	2005 Stock Option and Incentive Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy filed May 2, 2005)
10.11	Non-Qualified Stock Option Agreement between the Company and Robert D. Burr, dated May 18, 2009 (1) (incorporated by reference to Ex. 10.11 of the Company’s 2010 10-K)
10.12	Non-Qualified Stock Option Agreement between the Company and Stephen Larkin, dated May 18, 2009 (1) (incorporated by reference to Ex. 10.12 of the Company’s 2010 10-K)
10.13	Non-Qualified Stock Option Agreement between the Company and Travis Creed, dated May 18, 2009 (1) (incorporated by reference to Ex. 10.13 of the Company’s 2010 10-K)
10.14	Non-Qualified Stock Option Agreement between the Company and Kevin Cline, dated May 18, 2009 (incorporated by reference to Ex. 10.14 of the Company’s 2010 10-K)
10.15	Non-Qualified Stock Option Agreement between the Company and Charles Bukowski, dated August 3, 2010 (1) (incorporated by reference to Ex. 10.15 of the Company’s 2010 10-K)

10.16	Purchase of Interest Agreement by and between 2009 Production and Drilling Program, L.P. and the Company, dated January 4, 2010 (incorporated by reference to Ex. 10.16 of the Company’s 2010 10-K)
10.17
Purchase of Interest Agreement by and between Argyle Energy 2009-VI Year End Production Program, L.P. and the Company, dated January 4, 2010 (incorporated by reference to Ex. 10.17 of the Company’s 2010 10-K)

10.18	Purchase of Interest Agreement by and between 2009/10 Production & Drilling Program, L.P. and the Company, dated March 1, 2010. (incorporated by reference to Ex. 10.18 of the Company’s 2010 10-K)
10.19	Purchase of Interest Agreement by and between Burrite, Inc. and the Company, dated March 1, 2010 (incorporated by reference to Ex. 10.19 of the Company’s 2010 10-K)
10.20	Purchase of Interest Agreement by and between AE 2009/2010-VI Year End Production Program, L.P. and the Company, dated March 1, 2010 (incorporated by reference to Ex. 10.20 of the Company’s 2010 10-K)
10.21	Lease between RMB Jupiter Office Park, Ltd. and Bayou City Exploration, Inc. dated July 15, 2010 (incorporated by reference to Ex. 10.21 of the Company’s 2010 10-K)
10.22	Lease between RMB Jupiter Office Park, Ltd. and Bayou City Exploration, Inc. dated January 15, 2011 (incorporated by reference to Ex. 10.22 of the Company’s 2010 10-K)
10.23
Joint Venture Agreement of Next Energy Illinois Basin Oil & Gas Lease Development JV, dated August 26, 2011(incorporated by reference to Ex. 10.1 of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2011, filed with the Commission on November 14, 2011 (the “September 2011 10-Q)

10.24
Limited Partnership Agreement of 2011 Bayou City Exploration, Inc. and 2011 Bayou City Year End Drilling Program, L.P., dated October 5, 2011 (incorporated by reference to Ex. 10.2 of the September 2011 10-Q)

10.25
Turnkey Drilling Contract between Bayou City Exploration, Inc. and 2011 Bayou City Year End Drilling Program, L.P., dated October 5, 2011 (incorporated by reference to Exhibit 10.3 of the September 2011 10-Q)

10.26
Stock Purchase Agreement, dated March 8, 2012 by and among the Company and the investors named therein (incorporated by reference to Ex. 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2012)

10.27	First Amendment to Lease by and between the RMB Jupiter Office Park and the Company, executed October 10, 2011*
14.1	Code of Ethics (incorporated by reference to Ex. 14.1 of the Company’s 2010 10-K)
23.1	Consent of Pressler Petroleum Consultants, Inc.*
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
99.1	Report of Pressler Petroleum Consultants, Inc.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Extension Schema*
101.CAL	XBRL Calcluation Linkbase*
101.DEF	XBRL Definition Linkbase*
101.LAB	XBRL Label Linkbase*
101.PRE	XBRL Presentation Linkbase*

* Filed herewith.
(1) Signifies a management agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bayou City Exploration, Inc.
By:	/s/ Charles T. Bukowski
Chief Executive Officer and President
April 9, 2012

By:	/s/ Stephen C. Larkin
Chief Financial Officer
April 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in capacities and the dates indicated.

By:	/s/ Charles T. Bukowski	By:	/s/ Stephen C. Larkin

	Charles T. Bukowski, Director		Stephen C. Larkin, Director
	April 9, 2012		April 9, 2012
By:	/s/ Travis N. Creed

Travis N. Creed, Director April 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Bayou City Exploration, Inc.
Bowling Green, Kentucky

We have audited the accompanying balance sheets of Bayou City Exploration, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bayou City Exploration, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KWCO, P.C.
KWCO, P.C.
Odessa, Texas

April 9, 2012

BAYOU CITY EXPLORATION, INC.

BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash	$1,259,934	$491,708
Accounts receivable:
Trade and other	13,778	20,118
Prepaid expenses and other	5,520	5,520

TOTAL CURRENT ASSETS	1,279,232	517,346

OIL AND GAS PROPERTIES, NET	415,149	114,845
OTHER FIXED ASSETS	25,047	-

TOTAL ASSETS	$1,719,428	$632,191

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$154,705	$87,191
Accounts payable - related party	84,906	84,906
Net turnkey partnership obligation	743,601	-
Notes payable - minority shareholders	100,000	100,000

TOTAL CURRENT LIABILITIES	1,083,212	272,097

TOTAL LIABILITIES	1,083,212	272,097

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; No shares issued and outstanding as of December 30, 2011 and December 31, 2010	-	-
Common stock, $0.005 par value; 150,000,000 shares authorized; 29,003,633 shares issued and outstanding at December 30, 2011 and 29,003,633 December 31, 2010	145,018	145,018
Additional paid in capital	13,414,747	13,395,739
Accumulated deficit	(12,923,549)	(13,180,663)

TOTAL STOCKHOLDERS' EQUITY	636,216	360,094

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,719,428	632,191

See accompanying notes to financial statements

BAYOU CITY EXPLORATION, INC.

STATEMENTS OF OPERATIONS

	For the years ended December 31
	2011	2010
OPERATING REVENUES:
Oil and gas sales	$133,354	$260,127
Net turnkey drilling contract revenue	1,249,997	-
Gain on sale of oil and gas properties	-	1,186,041

TOTAL OPERATING REVENUES	1,383,351	1,446,168

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	47,021	51,955
Abandonment and dry hole costs	35,035	37,430
Depletion and amortization	101,906	309,238
Marketing costs	297,911	105,783
General and administrative costs	636,995	421,908

TOTAL OPERATING COSTS	1,118,868	926,314

OPERATING INCOME	264,483	519,854

OTHER INCOME (EXPENSE):
Interest expense	(8,000)	(11,551)
Forgiveness of debt	-	2,064
Miscellaneous income	631	22,028

NET INCOME BEFORE INCOME TAX	257,114	532,395

Income tax provision	-	-

NET INCOME	$257,114	$532,395

NET INCOME PER COMMON SHARE - BASIC AND DILUTED	$0.01	$0.02

Weighted average common shares outstanding -
Basic	29,003,633	27,619,386

Diluted	29,003,633	28,032,908

See accompanying notes to financial statements

BAYOU CITY EXPLORATION, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance at 12/31/2009	26,653,633	$133,268	$13,363,430	$(13,713,058)	$(216,360)

Stock options granted	-	-	12,559	-	12,559
Interest on non-interest bearing note payable to shareholder	-	-	8,000	-	8,000
Stock options exercised	2,350,000	11,750	11,750	-	23,500
Net income	-	-	-	532,395	532,395
Balance at 12/31/2010	29,003,633	145,018	13,395,739	(13,180,663)	360,094

Stock options granted	-	-	-	-	-
Interest on non-interest bearing note payable to shareholder	-	-	8,000	-	8,000
Stock options exercised	-	-	11,008	-	11,008
Net income	-	-	-	257,114	257,114
Balance at 12/31/2011	29,003,633	$145,018	$13,414,747	$(12,923,549)	$636,216

See accompanying notes to financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS

	For the years ended December 31
	2011	2010

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$257,114	$532,395
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation, depletion, and amortization	101,906	309,238
Interest contributed by shareholder	8,000	8,000
Gain on sale of oil and gas properties	-	(1,186,041)
Stock option expense	11,008	12,559
Forgiveness of debt	-	(2,064)
Change in operating assets and liabilities:
Accounts receivable - trade	6,340	145,829
Prepaid expense and other assets	-	(5,520)
Accounts payable - related party	-	(50,000)
Accounts payable and accrued liabilities	67,514	(43,816)
Net turnkey partnership obligation	743,601	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,195,483	(279,420)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(402,210)	(654,076)
Purchase of other fixed assets	(25,047)	-
Proceeds from sale of oil and gas properties	-	1,725,000

NET CASH PROVIDED BY INVESTING ACTIVITIES	(427,257)	1,070,924

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on related party line of credit	-	(400,000)
Proceeds from related party line of credit	-	25,000
Proceeds from exercising stock options	-	23,500

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	(351,500)

NET INCREASE IN CASH	768,226	440,004

CASH AT BEGINNING OF YEAR	491,708	51,704

CASH AT END OF YEAR	$1,259,934	$491,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$3,551

Cash paid for federal income taxes	$-	$-

See accompanying notes to financial statements

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

During 2010, the Company changed its core business strategy.  The Company’s primary business objective now focuses on the management of partnerships which are created to explore and develop oil and gas reserves.  In connection with this new business plan, the Company will manage partnerships that purchase interests in exploratory wells as well as interests in producing oil and gas properties with undrilled reserves.  This growth strategy is based on selling partnership interests to third party investors who will essentially assume the costs associated with the drilling of additional wells in exchange for interests in a partnership that holds a majority of the working interest derived from the wells they finance.  The Company acts as the Managing General Partner for these partnerships and maintains a partnership interest or a working interest position outside of the partnership in each program for which we pay our proportionate share of the actual cost of drilling, testing, and completing the project and subsequent operating expenses to the extent that we retain a portion of the working interest.  The Company believes this strategy will allow for a reduction of financial risk for the Company in drilling new wells, while still receiving income from present production in addition to income from any new successful new drilling.  As of December 31, 2011, the Company held interest in six partnerships.

When the Company undertakes a drilling project, a calculation is made to estimate the costs associated with drilling the well.  The Company then forms and sells interest in a partnership that will acquire working interest in the well and undertake drilling operations. The Company typically enters into turnkey contracts with the partnerships it manages, pursuant to which we agree to undertake the drilling and completion of the partnerships’ well(s), for a fixed price, to a specific formation or depth.  As such, each partnership essentially prepays a fixed amount for the drilling and completion of a specified number of wells which the Company records as revenue. Profits associated with the Company’s interest in the partnership have been eliminated

In addition to our current business strategy described above, the Company also owns certain oil and gas interests as of December 31, 2011 that have developed into revenue producing properties.  The Company intends to use cash generated by these properties in addition to the revenues from our partnerships to cover its ongoing operational needs and restructuring of the balance sheet.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update provides the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company does not believe that this will materially impact the presentation of its financial statements.

 In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This update may require certain additional disclosures related to fair value measurements. We do not expect the adoption of this update will materially impact our financial statement disclosures.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This Accounting Standards Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on our financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.    The amendments in this Update are to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The disclosures about activity that occurs during the reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Company does not expect the provisions of ASU 2010-20 to have a material effect on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events (ASC Topic 855) - Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial statements.

Revenue Recognition

Under the sales method, oil and gas revenue is recognized when produced and sold. Management fees are recognized under the accrual method and recorded when earned. Prospect fees charged under joint participation agreements are recorded after execution.

Accounts Receivable

Accounts receivable are from oil and gas produced and sold during the reporting period but awaiting cash payment. Based upon a review of trade receivables as of December 31, 2011 and 2010, there were no receivables considered potentially uncollectible. Receivables are reviewed quarterly, and if any are deemed uncollectible, they are written off as bad debts.

Managed Limited Partnerships

Prior to 2004 and starting again in 2010, the Company managed limited partnerships for which it serves as the Managing General Partner. The Company normally participates for 10% of the limited partnerships as the Managing General Partner and accounts for the investment under the equity method.  Revenues received and changes in the partnership investments are recorded as oil and gas revenues and net assets, respectively.  As of December 31, 2011, the Company held interest in six partnerships.

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

These costs are depreciated, depleted or amortized on the units of production method, based on estimates of recoverable proved developed oil and gas reserves. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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

The costs of drilling exploration wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If after a year has passed, and the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired, and its costs are charged to expense. At December 31, 2011and 2010 the Company had no capitalized costs pending determination.

Accounting for Asset Retirement Obligations

The Company follows the provisions of FASB ASC 410, Accounting for Asset Retirement Obligations. ASC 410 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Prior to 2005, management determined that any future costs related to plugging and abandonment of producing wells would be substantially offset by the value of equipment removed from the well site and such estimates were immaterial to the financial statements. Therefore, no liability was recorded prior to 2005. Due to continued rising rig and fuel costs, a detailed estimate was made in the second quarter of 2005 to determine how these rising service costs would affect future plugging and abandonment costs. As a result of this analysis, management concluded that a liability should be recorded within the financial statements under the provisions of ASC 410.  These costs are evaluated annually and adjusted accordingly under the guidelines of ASC 410.  As of December 31, 2011 the Company had no liability established for any of their wells that are currently in production.

Surrender or Abandonment of Developed Properties

Normally, no separate gain or loss is recognized if only an individual item of equipment is abandoned or retired or if only a single lease or other part of a group of proved properties constituting the amortization base is abandoned or retired as long as the remainder of the property or group of properties continues to produce oil or gas. The asset being abandoned or retired is deemed to be fully amortized, and its cost is charged to accumulated depreciation, depletion or amortization. When the last well on an individual property or group of properties with common geological structures ceases to produce and the entire property or property group is abandoned, gain or loss, if any, is recognized.  Abandonment and dry hole costs were $35,035 and $37,430 for the years ended December 31, 2011 and 2010, respectively.

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

Impairment of Long-Lived Assets

The Company follows the provisions of ASC Subtopic 360-35, “Property, Plant and Equipment – Subsequent Measurement.” Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs, or carrying amount, of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If impairment is indicated based on undiscounted expected future cash flows, then impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%, in accordance with ASC 932-235, “Disclosures about Oil and Gas Producing Activities,”

Income (Loss) Per Common Share

The Company calculates basic earnings per common share (“Basic EPS”) using the weighted average number of common shares outstanding for the period.

The following table provides the numerators and denominators used in the calculation of Basic EPS for the years ended December 31, 2011 and 2010:

	2011	2010
Income (loss) from operations	$257,114	$532,395
Less preferred stock dividends	-0-	-0-

Income (loss) available to common stockholders	$257,114	$532,395

Common stock outstanding for the full year	29,003,633	27,619,386

Assumed exercise of stock options	-0-	413,522

Weighted average common shares outstanding	29,003,633	28,032,908

Stock Options

Effective January 1, 2006, the Company accounts for stock options in accordance with FASB ASC 505, “Equity,” and FASB ASC 718, “Compensation – Stock Compensation.”  Accordingly, stock compensation expense has been recognized in the statement of operations based on the grant date fair value of the options for the period ended December 31, 2006 and thereafter.

Under ASC 718 and 505, the fair value of options is estimated at the date of grant using a Black-Scholes-Merton (“Black-Scholes”) option-pricing model, which requires the input of highly subjective assumptions including the expected stock price volatility. Volatility is determined using historical stock prices over a period consistent with the expected term of the option. The Company utilizes the guidelines of Staff Accounting Bulletin No. 107 (SAB 107) of the Securities and Exchange Commission relative to “plain vanilla” options in determining the expected term of option grants. SAB 107 permits the expected term of “plain vanilla” options to be calculated as the average of the option’s vesting term and contractual period.

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

Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances in one financial institution located in Bowling Green, Kentucky. The account the cash balance reflects is insured by the Federal Deposit Insurance Corporation (“FDIC”) for an unlimited amount since it meets the FDIC’s requirements as a noninterest-bearing account. At December 31, 2011 the cash balances were at $1,259,934.

Advertising

The Company expenses advertising costs as these are incurred.  Marketing expenses totaled $297,911 and $105,783 in 2011 and 2010 respectively.

Income Taxes

There is no provision for income taxes for the years ended December 31, 2011 and 2010. Income taxes are provided for under the liability method in accordance with ASC 740 “Accounting for Income Taxes,” which takes into account the differences between financial statement treatment and tax treatment of certain transactions. It is uncertain as to whether the Company will generate sufficient future taxable income to utilize the net deferred tax assets, therefore for financial reporting purposes, a valuation allowance of $2,674,500 and $2,761,887 has been recognized to offset the net deferred tax assets at December 31, 2011 and December 31, 2010, respectively.

Fair Value of Financial Instruments

The carrying cash value and cash equivalents, receivables, prepaids, accounts payable, notes payable and advances payable approximate their fair value.  Management is of the opinion that the Company is not exposed to significant interest or credit risk arising from these financial instruments.

Reclassifications

Certain accounts in prior-year financial statements have been reclassified for comparative purposes to conform to the presentation in the current-year financial statements.

2. RELATED PARTY TRANSACTIONS

A. Common Stock Transactions

As of December 31, 2011, there are 29,003,633 shares of common stock issued and outstanding.  Of all the stockholders of record, no single entity owns five percent or more.

B. Payables and Notes Payable to Related Parties

As of December 31, 2011 and December 31, 2010 the Company had the following debts and obligations to related parties:

	2011	2010
Payable to minority stockholders for operating capital	$84,906	$84,906
Note payable to minority stockholder	100,000	100,000

Total Payable or Notes Payable to Related Parties	$184,906	$184,906

The line of credit payable to Blue Ridge Group was executed by the Company on July 17, 2009, in the amount of $500,000 to finance the Company’s operations.  The line of credit provides for interest at the rate of 8% per annum on the unpaid outstanding balance and is due upon demand. If no demand for payment was made by Blue Ridge Group, the line of credit balance plus all accrued unpaid interest was due July 17, 2010.  The Company paid the line in full with all accrued interest on March 1, 2010 including interest of $3,551.

During the fourth quarter of 2007, Peter Chen, a minority stockholder loaned the Company $100,000 to finance the Company’s operations. The Company executed a promissory note on October 4, 2007; the note is due on demand and bears an interest rate of 0%.  The Company charges interest at 8.0% or $8,000 and records it as interest expense and additional paid in capital.

3. OIL AND GAS PROPERTIES

Oil and gas properties, stated at cost, consisted of the following:

	December 31
	2011	2010
Proved oil and gas properties	$434,289	$429,000
Partnership oil and gas wells	207,280	-
Unproved oil and gas properties	190,000	-

Total oil and gas properties	831,569	429,000

Less accumulated depletion and amortization	(416,420)	(314,000)
Less impairment	-	-
Net oil and gas properties	$415,149	$115,000

Depletion and amortization expense was $101,906 and $309,238 during the years ended 2011 and 2010, respectively.   The decrease of $207,332 was due mainly to the fact that there was a large expense recorded in 2010 because the reserve report estimated much lower recoverable reserves for the producing oil and gas wells the company holds.

During 2011 and 2010, the Company provided for abandonment and dry hole costs of $35,035 and $37,430, respectively.  The amount for 2010 was related to the Corvette Well drilled in the fourth quarter of 2010 which was a dry hole.   The 2011 amount represents charges for the same well that were not invoiced until 2011, in the amount of $23,705 and a dry hole drilled by one of the partnerships in the amount of $11,330.

4. OPERATING LEASE

The Company entered into an operating lease agreement on July 12, 2010 and rental expenses were $31,740 in 2011 and $9,660 for 2010.

5. INCOME TAXES

The tax effect of significant temporary differences representing the net deferred tax liability at December 31, 2011 and 2010 were as follows:

	2011		2010
Net operating loss carry forward		$2,781,864		$2,800,934
Well Costs		(6,075)		(39,047)
Partnership differences		(101,289)		---
Valuation allowance		(2,674,500)		(2,761,887)

Net deferred tax liability	$	---	$	---

The Company recorded $-0- as income tax expense for the years ended December 31, 2011 and 2010, as a result of net operating losses to offset its taxable income. Further, no income tax benefit has been recognized due to the uncertainty of the Company’s ability to recognize the benefit from the net operating losses and, therefore, has recorded a full valuation allowance against the deferred tax assets.

The benefit (expense) for income taxes is different from the amount computed by applying the U.S. statutory corporate federal income tax rate to pre-tax loss as follows:

	2011				2010
	Amount		Percent		Amount		Percent
Income tax benefit (tax expense) computed at the statutory rate		$(87,419)	34.0%			$(181,000)	34.0%
Increase (reduction) in tax benefit resulting from:
State and local income taxes, net of federal tax effect		(10,285)	4.0%			(21,000)	4.0%
Adjustment for book to tax changes		---	(0.0%	)		38,000	(0.0%	)
Permanent items		10,317	(0.0%	)		---	(0.0%	)
Valuation allowance (increase) decrease		(87,387)	(38.0%	)		164,000	(38.0%	)
Income tax benefit (expense)	$	---	---		$	---	---

The Company has an estimated net operating loss carry forward of $7,866,000 and $8,123,000 as of December 31, 2011 and 2010 respectively.  These net operating loss carry forwards will begin expiring in 2020 unless utilized sooner. Under Internal Revenue Code (IRC) Section 382, a change in ownership occurred on December 31, 2004 with the issuance of the additional shares from the private stock placement.  As of December 31, 2004, the net operating loss (NOL) carry forward amount was $3,341,000.  The Section 382 rule will limit the use of this December 31, 2004 NOL carry forward to $267,000 per year.

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

7. STOCKHOLDERS’ EQUITY

Authorization to Issue Shares — Preferred and Common

The Company is authorized to issue two classes of stock that are designated as common and preferred stock. On October 8, 2004, a Special Meeting of Stockholders was held requesting the approval of an Amendment to the Company’s Articles of Incorporation to increase the authorized shares of Common Stock from 20,000,000 shares to 150,000,000 shares. The amendment was approved at the Special Meeting of Stockholders. As of December 31, 2011, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as common stock, $0.005 par value, and 5,000,000 shares designated as preferred stock, $0.001 par value.

Stock Options

On February 22, 2005, the Board of Directors adopted the 2005 Plan, the purposes of which are to (i) attract and retain the best available personnel for positions of responsibility within the Company, (ii) provide additional incentives to employees of the Company, (iii) provide directors, consultants and advisors of the Company with an opportunity to acquire a proprietary interest in the Company to encourage their continuance of service to the Company and to provide such persons with incentives and rewards for superior performance more directly linked to the profitability of the Company’s business and increases in stockholder value, and (iv) generally to promote the success of the Company’s business and the interests of the Company and all of its stockholders, through the grant of options to purchase shares of the Company’s Common Stock and other incentives.  Subject to adjustments upon changes in capitalization or merger, the maximum aggregate number of shares which may be optioned and sold or otherwise awarded under the 2005 Plan is seven million (7,000,000) common shares.  The Board of Directors administers the 2005 Plan. Generally, awards of options under the 2005 plan vest immediately or on a graded basis over a 5 year term. The maximum contractual period of options granted is 10 years. The 2005 Plan will terminate on February 22, 2015. As of December 31, 2011, approximately 2,150,000 shares are available for grant. Issuance of common stock from the exercise of stock options will be made with new shares from authorized shares of the Company.

In 2009, the Board of Directors decided that with the current stock options strike price compared to the current market price, that the outstanding options were simply not an incentive anymore to the current employees and directors.  Therefore, in May of 2009 the Company decided to cancel the outstanding options to the current employees and directors and issue new ones.  As a result, the Company cancelled 2,968,750 options and issued 6,000,000 options to its current employees, directors and key consultants and advisors of the Company and expensed $71,000 in relation to issuance of these options.  All options were issued at the strike price of $.01, with varying vesting terms.  In 2010, there were 500,000 shares issued to Mr. Bukowski at $0.05 strike price and 1,750,000 options expired.  All options granted have a ten year term.  In 2011 the Company had 666,667 shares vest and realized a stock option expense of $11,008.

At December 31, 2011 there were options, fully vested and expected to vest, to purchase 2,500,000 shares with a weighted average exercise price of $0.018 having an intrinsic value of $45,000 and a weighted contractual term of 8.2 years.  At December 31, 2010, there were options to purchase 2,500,000 shares with a weighted average exercise price of $0.018, an intrinsic value of $45,000 and a weighted average contractual term of 9.2 years.

For the years ended December 31, 2011 and 2010 there was $11,008 and $12,559 stock based compensation expense, respectively.  The stock based compensation was valued using the Black-Scholes pricing model using the following assumptions:

Estimated Fair Value	$0.014 - $0.048
Expected Life	10 years
Risk Free Interest Rate	1.09% - 5.00%
Volatility	100% - 303%
Dividend Yield	---

When calculating stock-based compensation expense the Company must estimate the percentage of non-vested stock options that will be forfeited due to normal employee turnover. Since its adoption of ASC 718 and 505 on January 1, 2006, the Company initially used a forfeiture rate of 20% and increased its forfeiture rate to 50% during the third quarter 2006. This was due to the Company experiencing a number of resignations of senior management personnel, each of whom had been awarded options which, in many cases, had not vested and therefore will be forfeited.  In the future the Company will use an appropriate estimate for the forfeiture rate at the time options are being granted.

The following table provides a summary of the stock option activity for all options for the year ended December 31, 2011.

	Number of Weighted Average	Options Exercise Price
Options at December 31, 2010	2,500,000	0.03
Options expired or cancelled in 2011	-	(0.01)
Options exercised in 2011	-	(0.01)
Options issued 2011	-	0.025
Options at December 31, 2011	2,500,000	0.02
Options exercisable at December 31, 2011	2,333,334	0.02

8. FAIR VALUE ESTIMATES

In February 2007 the FASB issued ASC 820 “Fair Value Measurements and Disclosures”.  The objective of ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

The Company measures its options at fair value in accordance with ASC 820.  ASC 820 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s own assumptions.  These two types of inputs have created the following fair value hierarchy:

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value.  The fair value of the options held for sale at December 31, 2011 and 2010, was as follows:

	Quoted Active Markets for Identical Assets		Significant Other Observable Inputs	Significant Unobservable Inputs		Total
Options	(Level 1)		(Level 2)	(Level 3)
2011	$	---	$11,008	$	---	$11,008
2010	$	---	$12,559	$	---	$12,559

The Provisions of ASC 820 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  Options were valued using the Black-Scholes model.

9.  SUPPLEMENTAL INFORMATION ON OIL & GAS (UNAUDITED)

Capitalized Costs Relating to Oil and Gas	December 31,	December 31,
Producing Activities	2011	2010
Unproved oil and gas properties	$190,000	$-
Proved oil and gas properties	641,569	429,000

Less accumulated depreciation, depletion amortization, and impairment	(416,420)	(314,000)

Net capitalized costs	$415,149	$115,000

Costs incurred in Oil and Gas Producing Activities
For the years ended
Property acquisition costs
Proved	$51,437	$-
Unproved	350,773	-
Exploration costs	-	65,000
Development costs	-	50,000
Amortization rate per equivalent barrel of production	$41.65	$56.73

Results of Operation for Oil and Gas Producing
Activities for the years ended
Oil and gas sales	$133,354	$260,000
Gain on drilling program	1,249,997	-
Gain on sale of oil and gas properties	-	1,186,000
Impairment, abandonment, and dry hole costs	(35,035)	(37,000)
Production costs	(47,021)	(52,000)
Depreciation, depletion and amortization	(101,906)	(309,000)

	1,199,389	1,048,000
Income tax expense	-	-
Results of operations for oil and gas producing
Activities (excluding corporate overhead and Financing costs)	$1,199,389	$1,048,000

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

As it affects our reserve estimates and disclosures, the final rule:

•
amends the definition of proved reserves to require the  use of average commodity prices based upon the prior 12-month period rather than year-end prices (Oil - $96.19 Bbls; Gas – $4.118 MMBtu for year ended December 31, 2011);

•	expands the type of technologies available to establish reserve estimates and categories;
•	modifies certain definitions used in estimating proved reserves;
•	permits disclosure of probable and possible reserves;
•	requires disclosure of internal controls over reserve estimations and the qualifications of technical persons primarily responsible for the preparation or audit of reserve estimates;
•	permits disclosure of reserves based on different price and cost criteria, such as futures prices or management forecasts; and
•	requires disclosure of material changes in proved undeveloped reserves, including a discussion of investments and progress made to convert proved undeveloped reserves to proved developed reserves.

We emphasize that reserve estimates are inherently imprecise.  Accordingly, the estimates are expected to change as more current information becomes available.  In addition, a portion of our proved reserves are classified as proved developed nonproducing and proved undeveloped, which increases the imprecision inherent in estimating reserves which may ultimately be produced.

The following table sets forth estimated proved oil and gas reserves together with the changes therein for the year ended December 31, 2011:

End of Year	640	12,975

Proved developed reserves
Beginning of year	760	6,789
End of Year	640	12,975

Standardized measure of Discounted Future
Net Cash Flows at December 31, 2010
Future cash inflows		$114,541
Future production costs		(49,085)
Future development costs		-
Future income tax expenses		-
		64,976

Future net cash flows
10% annual discount for estimated
timing of cash flows		(4,119)

Standardized Measures of Discounted Future
Net Cash Flows Relating to Proved Oil and Gas Reserves		$60,857

The following reconciles the change in the standardized measure of discounted future net cash flow during 2011 and 2010

	2011	2010
Beginning of year	$41,611	$115,070
Sales of oil and gas produced, net of
production costs	(86,334)	(201,442)
Net changes in prices and production costs	(45,608)	119,730
Extensions, discoveries, and improved
recovery, less related costs	152,925	1,369
Development costs incurred during the year
which were previously estimated	-	1,620
Net change in estimated future
development costs	(480)	(480)
Revisions of previous quantity estimates	-	-
Net change from purchases and sales of
minerals in place	7,744	5,744
Accretion of discount	-	-
Net change in income taxes	-	-
Other	-	-

End of year	$69,858	$41,611

10.  SUBSEQUENT EVENTS:

In May 2009, the FASB issued ASC 855, subsequent events .  ASC 855 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued.  The adoption in the fourth quarter of 2009 did not have any material impact on the Company’s financial statements.  Accordingly, the Company evaluated subsequent events through the date the financial statements were issued.

Formation of New Limited Partnerships

Subsequent to the year ended December 31, 2011, the Company has formed and serves as the managing general partner of a new limited partnership known as 2012-A Bayou City Drilling Program, L.P.

Formation of Wholly-Owned Subsidiary

On March 1, 2012, the Company formed a wholly-owned subsidiary called Rivergreen Financial Group, LLC (“Rivergreen Financial”) in the State of Delaware.  The Company is in the process of registering Rivergreen Financial as a broker-dealer with FINRA.

Issuance of Equity Securities

On March 8, 2012, the Company entered into a Stock Purchase Agreement with eight investors (the “Investors”), pursuant to which the Company sold 70,000,000 shares of the Company’s common stock, $0.005 par value (the “Common Stock”) in a private offering (the “Offering”) at a price of $0.005 per share, for total consideration to the Company valued at $350,000.  The investors included Charles T. Bukowski, Jr., the Company’s President and Chief Executive Officer, as well as a member of the Company’s Board of Directors (the “Board”), Travis N. Creed, a member of the Board, Stephen C. Larkin, the Company’s Chief Financial Officer and a member of the Board, Robert D. and Doris R. Burr, the Company’s former Chief Executive Officer and his spouse, Danny Looney, the Company’s tax accountant, Harry J. Peters, a consultant to the Company, Robert Shallow, a current stockholder and G2 International, Inc., a consultant to the Company. The consideration for the Common Stock was paid primarily in cash, however, the shares issued to G2 International, Inc. were issued in exchange for settlement of outstanding invoices for consulting services rendered.