Form 10-Q
period 2012-03-31
BAYOU CITY EXPLORATION, INC.
filed 2012-05-15
CIK 1050957

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________________________ to ______________________________

Commission File Number:                                                      0-27443

BAYOU CITY EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

NEVADA	61-1306702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

632 Adams Street, Suite-700, Bowling Green, Kentucky	42101
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Shares outstanding for each class of stock as of the latest practicable date:

Title or Class	Shares Outstanding on April 30, 2012
Common Stock, $0.005 par value	99,003,633

BAYOU CITY EXPLORATION, INC.
BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS:

CURRENT ASSETS:
Cash	$1,991,717	$1,259,934
Accounts receivable:
Trade and other	50,940	13,778
Prepaid expenses and other	5,520	5,520

TOTAL CURRENT ASSETS	2,048,177	1,279,232

OIL AND GAS PROPERTIES, NET	516,731	415,149
OTHER FIXED ASSETS	25,047	25,047

TOTAL ASSETS	$2,589,955	$1,719,428

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$73,527	$154,705
Accounts payable – related party	84,906	84,906
Net turnkey partnership obligation	693,471	743,601
Notes payable - minority shareholders	100,000	100,000

TOTAL CURRENT LIABILITIES	951,904	1,083,212

TOTAL LIABILITIES	951,904	1,083,212

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, $0.005 par value; 150,000,000 shares authorized; 99,003,633 and 29,003,633 shares issued and outstanding at March 31, 2012 and at December 31, 2011, respectively	495,018	145,018
Additional paid in capital	13,414,747	13, 414,747
Accumulated deficit	(12,271,714)	(12,923,519)

TOTAL STOCKHOLDERS' EQUITY	1,638,051	636,246

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,589,955	$1,719,458

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
OPERATING REVENUES:
Oil and gas sales	$59,567	$38,155
Net turnkey drilling contract revenue	856,285	-

TOTAL OPERATING REVENUES	915,852	38,155

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	19,116	12,301
Abandonment and dry hole costs	-	90
Depreciation, depletion and amortization	27,989	30,435
Marketing Costs	68,621	33,134
General and administrative costs	148,291	160,627

TOTAL OPERATING COSTS	264,017	236,587
OPERATING INCOME (LOSS)	651,835	(198,432)

OTHER INCOME:
Miscellaneous income	-	200

NET INCOME (LOSS) BEFORE INCOME TAX	651,835	(198,232)

Income Tax Provision	-	-

NET INCOME (LOSS)	$651,835	(198,232)

NET INCOME (LOSS) PER COMMON SHARE – BASIC	$0.01	$(0.01)

NET INCOME (LOSS) PER COMMON SHARE – DILUTED	$0.01	(0.01)
Weighted average common shares outstanding -
Basic	46,503,633	29,003,633

Diluted	47,109,694	29,003,633

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss) income	$651,835	$(198,232)
Adjustments to reconcile net (loss) income to net cash flows used in operating activities:
Depreciation, depletion, and amortization	27,989	30,435
Abandonment of oil and gas properties	495	-
Common stock issued for services	22,500	-
Change in operating assets and liabilities:
Accounts receivable - trade	(37,162)	(54,966)
Accounts payable and accrued liabilities	(81,178)	189,843
Net turnkey partnership obligation	(50,130)	-

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	534,349	(32,920)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(130,066)	(92,508)
Proceeds from sale of oil and gas property	-	372,284

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(130,066)	279,776

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuing stock	327,500	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	327,500	-

NET INCREASE IN CASH	731,783	246,856

CASH AT BEGINNING OF PERIOD	1,259,934	491,708

CASH AT END OF PERIOD	$1,991,717	$738,564

The accompanying notes are an integral part of these financial statements

BAYOU CITY EXPLORATION, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION

The financial statements of Bayou City Exploration, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-K of the Company for its fiscal year ended December 31, 2011 and subsequent filings with the SEC.

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

Accounts Receivable

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Based upon a review of trade receivables as of March 31, 2012, a total of $0 was considered potentially uncollectible.

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

The costs of drilling exploratory wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If, after a year has passed, the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired and its costs are charged to expense. At March 31, 2012 and December 31, 2011 the Company had $0 in capitalized costs pending determination.

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

Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances in one financial institution located in Bowling Green, Kentucky. The account the cash balance reflects is insured by the Federal Deposit Insurance Corporation (“FDIC”) for an unlimited amount since it meets the FDIC’s requirements as a noninterest-bearing account. At March 31, 2012 the cash balances were at $1,991,717.

Offering Related Expenses

The Company expenses marketing-related offering expenses as these are incurred.  Marketing expenses totaled $68,621 and $33,134 in the three month periods ended March 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

The carrying cash value and cash equivalents, receivables, prepaids, accounts payable, notes payable and advances payable approximate their fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risk arising from these financial instruments.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

3.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Sale of Common Stock to Related Parties

On March 8, 2012, the Company entered into a Stock Purchase Agreement with eight investors (the “Investors”), pursuant to which the Company sold 70,000,000 shares of the Company’s common stock, $0.005 par value (the “Common Stock”) in a private offering (the “Offering”) at a price of $0.005 per share, for total consideration to the Company valued at $350,000.  The Investors included Charles T. Bukowski, Jr., the Company’s President and Chief Executive Officer, as well as a member of the Company’s Board of Directors (the “Board”), Travis N. Creed, a member of the Board, Stephen C. Larkin, the Company’s Chief Financial Officer and a member of the Board, Robert D. and Doris R. Burr, the Company’s former Chief Executive Officer and his spouse, Danny Looney, the Company’s tax accountant, Harry J. Peters, a consultant to the Company, Robert Shallow, a current stockholder and G2 International, Inc., a consultant to the Company. Of the $350,000, $327,500 was collected in cash and $22,500 was exchanged for consulting services.

As of March 31, 2012, there are 99,003,633 shares of common stock issued and outstanding.   Stephen C. Larkin, Director and Chief Financial Officer of the Company, owns 27.06% as a result of his purchase in the Offering.

Payables and Notes Payable to Related Parties

As of March 31, 2012 and December 31, 2011, the Company had the following debts and obligations to related parties:

	March 31, 2012	December 31, 2011

Note Payable to a minority shareholder	$100,000	$100,000

Total Note Payable to a minority shareholder	$100,000	$100,000

During the fourth quarter 2007, Peter Chen, a minority shareholder loaned the Company $100,000 to finance the Company’s operations. The Company executed a written promissory note on October 4, 2007 which is due on demand and bears an interest rate of 0%.

4.    OIL AND GAS PROPERTIES

Oil and Gas properties, stated at cost, consisted of the following:

	March 31, 2012	December 31, 2011
Proved oil and gas properties	$393,866	$434,289
Investment in partnerships	334,018	207,280
Investment in undeveloped leases in Illinois Basin	190,000	190,000

Total oil and gas properties	917,884	831,569

Less accumulated depletion and amortization	(401,153)	(416,420)
Less impairment	-	-
Net oil and gas properties	$516,731	$415,149

5.    COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2012, neither the Company nor any of its properties is subject to any material pending legal proceedings.

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

6.    STOCKHOLDERS’ EQUITY

Authorization to Issue Shares — Preferred and Common

The Company is authorized to issue two classes of stock that are designated as common and preferred stock. As of March 31, 2012, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as common stock of which 99,003,633 were outstanding, and 5,000,000 shares designated as preferred stock, of which 0 shares were outstanding.

Issuance of Equity Securities

As described in Note 3 above, on March 8, 2012, the Company conducted an Offering pursuant to which the Company sold 70,000,000 shares of the Company’s Common Stock for total consideration to the Company valued at $350,000.   The consideration for the Common Stock was paid primarily in cash, however, the shares issued to one Investor were issued in exchange for settlement of outstanding invoices for consulting services rendered.

Stock Options

During the three months ended March 31, 2012, the Company did not issue any options to purchase shares of the Company’s common stock, and no outstanding options were exercised during this period.

7.    SUBSEQUENT EVENTS

The Company has evaluated events and transactions since the balance sheet date of March 31, 2012 through the date the financial statements were available to be issued.

On April 9, 2012, the Company formed the 2012 Bayou City Squeeze Box Offset Program, L.P.  The partnership was formed to obtain a 5% working interest in the Squeeze Box Shallow Well in Cameron Parish, LA.  The Company will pay for and hold a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011 as well as with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

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

The Company is engaged in the oil and gas business, and primarily operates in the gulf coast of Texas, East Texas, South Texas, and Louisiana.  During 2010, the Company changed its core business strategy.  The Company’s primary focus is now the management of partnerships that are created to explore and develop oil and gas reserves.  Pursuant to this new business plan, the Company manages partnerships that purchase interests in exploratory wells as well as interests in producing oil and gas properties with undrilled reserves.  This growth strategy is based on selling partnership interests to third party investors who will essentially assume the costs associated with the drilling of wells in exchange for interests in a partnership that holds working interest in the wells they finance.  The Company acts as the Managing General Partner for these partnerships and maintains a partnership interest or a working interest position outside of the partnership in each program for which we pay our proportionate share of the actual cost of drilling, testing, and completing the project well(s) and subsequent operating expenses to the extent that we retain a portion of the working interest.  The Company believes this strategy will reduce of financial risk for the Company in drilling new wells, while still receiving income from present production in addition to income from any new successful new drilling.

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

As of March 31, 2012, the Company had total assets of $2,589,955, total liabilities of $951,904 and stockholders’ equity of $1,638,051. The Company had a net income of $651,835 for the three months ended March 31, 2012 compared to a net loss of $198,232 during the three months ended March 31, 2011. The net income per common share was $0.01 per share during the three months ended March 31, 2012 as compared to net loss per common share of ($0.01) during the same period in 2011. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

All of the Company’s periodic report filings with the SEC pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, are available through the SEC web site located at www.sec.gov, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. The Company will also make available to any stockholder, without charge, copies of its Annual Report on Form 10-K as filed with the SEC and a copy of its Code of Ethics. For copies of this, or any other filings, please contact: Stephen C. Larkin at Bayou City Exploration, Inc., 632 Adams Street — Suite 700, Bowling Green, Kentucky 42101 or call (800) 798-3389.

Formation of Investment Partnerships

During the three months ended March 31, 2012, the Company sponsored eight limited partnerships formed for the purpose of oil and gas exploration and drilling.  The Company serves as the managing general partner of each of the partnerships for which it receives turnkey fees for drilling each partnership’s wells and, if applicable, completing the wells (the “Turnkey Fees”).

The 2011 Bayou City Two Well Drilling Program, L.P, (the “2011 Drilling Program”) was formed  in Kentucky on January 10, 2011 and planned to acquire up to a 2.125% working interest in two oil and gas wells known as the Miller Prospect Well and the Squeeze Box Prospect Well in Colorado County, Texas.  The Company has acquired a 1.78% working interest in the wells. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At March 31, 2012, the Company had received $327,750 in Turnkey Fees associated with the 2011 Drilling Program.  The Company realized a profit of $197,253 from the Turnkey Fees received as of March 31, 2012.

The 2011-B Bayou City Two Well Drilling Program, L.P, (the “2011-B Drilling Program”) was formed in Kentucky on March 4, 2011 to acquire a 5% working interest in two oil wells, the Friesian Prospect, located in Colorado County, Texas and the Little Chenier Well, located in Cameron Parish, Louisiana.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At March 31, 2012, the Company had received $818,289 in Turnkey Fees associated with the 2011-B Drilling Program.  The Company realized a profit of $457,758 from the Turnkey Fees received as of March 31, 2012.

The 2011 Bayou City Drilling & Production Program, L.P., (the “Drilling and Production Program”) was formed on March 18, 2011 to acquire a 2.875% working interest in the same two wells as the 2011 and 2011-B Drilling Programs.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At March 31, 2012, the Company had received $529,000 in Turnkey Fees associated with the Drilling and Production Program.  The Company realized a profit of $343,677 from the Turnkey Fees received as of March 31, 2012.

The 2011-C Bayou City Offset Drilling Program, L.P., (the “2011-C Drilling Program”) was formed in Kentucky on April 12, 2011 to acquire a 5% working interest in the Glasscock Ranch Prospect Well, or Kleimann #1 Well, located in Colorado County, Texas.  The Company only acquired a 2.625% working interest in the Kleimann #1 Well.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership well.  At March 31, 2012, the Company had received $234,938 in Turnkey Fees associated with the 2011-C Drilling Program.  The Company realized a profit of $137,865 from the Turnkey Fees received as of March 31, 2012.

The 2011-D Bayou City Two Well Drilling Program, L.P., (the “2011-D Drilling Program) was formed in Kentucky on May 10, 2011 to acquire a 5% working interest in the Prairie Bell West Prospect Well and the Prairie Bell East Prospect Well located in Colorado County, Texas.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At March 31, 2012, the Company had received $949,924 in Turnkey Fees associated with the 2011-D Drilling Program.  The Company realized a profit of $524,958 from the Turnkey Fees received as of March 31, 2012.

The 2011 Bayou City Year End Drilling Program, L.P., (“2011 Year End Program”) was formed in Kentucky on September 13, 2011 to acquire a 6.48% working interest in the Loma Blanca Well located in Brooks County, Texas.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At March 31, 2012, the Company had received $1,801,500 in Turnkey Fees associated with the 2011 Year End Program.  The Company realized a profit of $956,462 from the Turnkey Fees received as of March 31, 2012.

The 2012-A Bayou City Year Drilling Program, L.P., (“2012-A Program”) was formed in Kentucky on December 13, 2011 to acquire a 8.33% working interest in the Altair Well located in Colorado County, Texas.  The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells.  At March 31, 2012, the Company had received $1,068,750 in Turnkey Fees associated with the 2012-A Year End Program.  The Company has not realized a profit as of March 31, 2012.

Description of Properties

The following are the primary properties held by the Company as of March 31, 2012:

Developed Properties

Chapman No. 75-1:  The Company owns an 8% working interest in 1 well located in Nueces County, Texas, which began production in October 2009.  The well produces approximately 56 thousand cubic feet of gas (“Mcf”) per day as of the date of this report.

Garcitas #1:  The Company owns an 11.2% working interest in 1 well located in Jackson & Victoria County, Texas, which began production in March 2010.  The well produces approximately 11 barrels of oil (“Bbls”) per day as of the date of this report.

Rooke B-1:  The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas, which began production in February 2010.  The well produces approximately 484 Mcf and 18 Bbls per day as of the date of this report.

Rooke #2:  The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas, which began production in May 2010.  The well produces approximately 6 Bbls per day as of the date of this report.

Miller A-1: The Company owns a 0.81% working interest in the Miller A-1, a gas well is located in Colorado County, Texas, which began production in August 2011.  The well produces approximately 246 Mcf per day as of the date of this report.

Kleimann #1: The Company owns a 0.26% working interest in the Kleimann #1, a well located in Colorado County, Texas, which began production in March 2012.  The well is currently producing approximately 334 Mcf and 20 Bbls per day as of the date of this report.

Squeeze Box: The Company owns a 0.78% working interest in the Squeezebox well, a gas well located in Cameron Parish, Louisiana, which began production in November 2011. The well produces approximately 526 Mcf and 31 Bbls per day as of the date of this report.

Little Chenier: The Company owns a 0.50% working interest in the Little Chenier well, a gas well is located in Cameron Parish, Louisiana. Although it has not been hooked up to sales as of yet, it tested at over 1,200 Mcf per day.   The operator is waiting on a state permit to allow a 5,000’ pipeline that will get us to sales.

Prairie Bell East: The Company owns a 0.49% working interest in the Prairie Bell East well, a gas well is located in Colorado County, Texas, which began production in February 2012.  The well produces approximately 2,472 Mcf and 119 Bbls per day as of the date of this report.

Prairie Bell West: The Company owns a 0.49% working interest in the Prairie Bell West well, which is located in Colorado County, Texas.   A pipeline is currently being built to get the gas to sales, and production is expected to begin by the end of May 2012.

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

On December 13, 2011 the Company formed the 2012-A Bayou City Year Drilling Program, L.P. to acquire up to a 8.33% working interest in the Altair Well located in Colorado County, Texas.  The timetable for drilling and developing this well is currently unknown.

Critical Accounting Policies

Since the Company filed its Annual Report on Form 10-K f  or the fiscal year ended December 31, 2011, there have been no changes to the Company’s Critical Accounting Policies.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2012 and March 31, 2011

The Company had a net income of $651,835 for the three months ended March 31, 2012 compared to a net loss of $198,232 for the same period in 2011. The income per common share was $0.01 per share during the first quarter of 2012 compared to a loss per common share of ($0.01) per share during the first quarter of 2011.  The increase in net income in the first quarter of 2012 was primarily the result of net income from recognizing turnkey income from limited partnerships the Company manages, offset slightly by increases in operating costs and expenses. Expenses from the first quarter of 2011 to the first quarter of 2012 include a $35,487 increase in marketing costs, a $12,336 decrease in general and administrative costs, a $2,446 decrease in depreciation, depletion and amortization expense, and a $6,815 increase in lease operating expenses and production taxes.

Operating Revenues

The Company’s operating revenues increased $877,697 in the three months ended March 31, 2012 as compared to the same period in 2011.  This significant increase was primarily a result of $856,285 of net turnkey drilling contract revenue during the first quarter of 2012, whereas no such revenue was realized during the same period in 2011.  In addition, operating revenues also increased $21,412 from the first quarter of 2011 to the first quarter of 2012 as a result of oil and gas sales by the partnerships managed by the Company.  This increase was largely due to the fact that the Company received revenues from wells it managed during the first quarter of 2012 that it did not hold an interest in during the three months ended March 31, 2011.

Operating Costs and Expenses

The Company’s total operating costs increased $27,430 from three months ended March 31, 2011 compared to the three months ended March 31, 2012.  The rise in total costs was a result of increases in lease operating expenses and production taxes, resulting from an increase in the number of wells under the Company’s management from four during the first quarter 2011 to six during the first quarter of 2012, as well as an increase in marketing costs for the Company during the first quarter of 2012.

Direct operating costs are reflected as lease operating expenses and production taxes on the Company’s statement of operations and were $19,116 for the three months ended March 31, 2012 as compared to $12,301 during the three months ended March 31, 2011.  These costs increased $6,815 during the period because the Company owned interests in six oil and gas wells that were in full operation during the first quarter of 2012, whereas during the same period in 2011, the Company only held interest in four operating wells in which reserves are depleting.

The Company’s general and administrative expenses decreased to $148,291 for the first quarter 2012 as compared to $160,627 for the first quarter of 2011. Legal fees for the period went from $27,379 in 2011 to only $355 in 2012 and that decrease in expense is offset by an increase in office rent in the amount of $4,535 and auditing and consulting fees increased $5,264.  Depreciation, depletion and amortization costs also decreased by $2,446 during the three months ended March 31, 2012.  The increase of $35,487 in marketing expenses is attributable to fees associated with a conference attended by members of the Company.

Balance Sheet Review

Assets:  The Company’s total assets increased $870,527 from $1,719,428 for the year ended December 31, 2011 to $2,589,955 for the period ended March 31, 2012.  The primary reason for the increase in assets was due to the $731,783 increase in the Company’s cash during the first quarter, which was attributable to income from turnkey fees and the proceeds from the sale of its Common Stock.

Liabilities:  The Company’s total liabilities decreased $131,308 from $1,083,212 for the year ended December 31, 2011 to $951,904 for the quarter ended March 31, 2012.  The decrease in liabilities was primarily a result of a decrease in accounts payable and accrued expenses by $81,178 from $154,705 at year end to $73,527 at March 31, 2012, and a decrease of $50,130 in net turnkey partnership obligations owed by the Company at March 31, 2012 as compared to December 31, 2012.

Liquidity and Capital Resources

The Company’s liquidity position has significantly improved as a result of the Company’s implementation of a new business plan over the past year, in which the Company sponsored and served as managing general partner of limited partnerships formed for the purpose of conducting oil and gas exploration and production operations.  As a result of its formation and sponsorship of such limited partnerships, the Company has received turnkey drilling contract revenue in addition to revenues from oil and gas production.  The Company intends to continue to sponsor such partnerships and receive revenues from similar turnkey arrangements in order to fund its operations.  The Company’s ability to continue and maintain profitable operations is contingent upon its continued ability to sponsor additional partnerships and earn turnkey fees.  In addition, the Company believes it will continue to earn revenue from its direct oil and gas holdings, including holdings from the oil and gas limited partnerships it manages.  The total production capability of the six currently producing wells and their cash flows is known, and diminishing.  Revenues from currently producing wells will not be sufficient to sustain the Company’s operations on a going forward basis.  Based on the Company’s projected expenses, we believe our current cash resources are sufficient to fund operations for at least the next twelve months.

As of March 31, 2012, the Company’s cash balance was $1,991,717 and its liabilities totaled $951,904, which include $693,471 in partnership obligations pursuant to its turnkey contracts with the partnerships it manages, as well as $73,527 in accounts payable and accrued expenses, $84,906 in related party accounts payable, and $100,000 in a note payable to a minority shareholder.    Cash on hand at March 31, 2012, was primarily from turnkey fees received from the partnerships the Company manages and cash provided by financing activities, offset by costs associated with the purchase of oil and gas properties.

Net cash provided by operating activities during the three months ended March 31, 2012 was $534,349. A $651,835 net income from the first quarter of 2012 was primarily a result of the Company’s 2011 Year End Drilling Program turnkey fees being recognized as income.  The Company did not recognize income from turnkey fees during the comparable period of 2011.  In addition, accounts payable and accrued liabilities decreased by $81,178 during the period in comparison to the quarter ended March 31, 2011. Net cash used in investing activities was $130,066 during the three months ended March 31, 2012, which was a result of the purchase of oil and gas property.  In addition, the Company recognized $327,500 in cash proceeds from the issuance of 70,000,000 shares of its Common Stock to eight investors in a private transaction.  As a result of increases in cash from operating activities and financing activities, offset by cash used in investing activities, the Company saw a $731,783 increase in cash during the period ended March 31, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer, our principal financial officer and our management concluded that the Company's disclosure controls and procedures as of March 31, 2012 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our first quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 8, 2012, the Company entered into a Stock Purchase Agreement with eight investors (the “Investors”), pursuant to which the Company sold 70,000,000 shares of the Company’s common stock, $0.005 par value (the “Common Stock”) in a private offering (the “Offering”) at a price of $0.005 per share, for total consideration to the Company valued at $350,000.  The Investors included Charles T. Bukowski, Jr., the Company’s President and Chief Executive Officer, as well as a member of the Company’s Board of Directors (the “Board”), Travis N. Creed, a member of the Board, Stephen C. Larkin, the Company’s Chief Financial Officer and a member of the Board, Robert D. and Doris R. Burr, the Company’s former Chief Executive Officer and his spouse, Danny Looney, the Company’s tax accountant, Harry J. Peters, a consultant to the Company, Robert Shallow, a current stockholder and G2 International, Inc., a consultant to the Company. The consideration for the Common Stock was paid primarily in cash, however, the shares issued to G2 International, Inc. were issued in exchange for settlement of outstanding invoices for consulting services rendered.  The cash proceeds of the offering were used for general working capital purposes.

The securities issued in the Offering were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. Appropriate legends were affixed to the share certificates issued in the above transaction.  The Company believes that each Investor was an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. Each Investor had adequate access, through his relationship with the Company, to information about the Company. The transaction described above did not involve general solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable..

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit	Description
10.1	Limited Partnership Agreement of 2012-A Bayou City Drilling Program, L.P.*
10.2	Turnkey Drilling Contract between Bayou City Exploration, Inc. and 2012-A Bayou City Drilling Program, L.P., dated January 2, 2012.*
10.3
Stock Purchase Agreement, dated March 8, 2012 by and among the Company and the investors named therein (incorporated by reference to Ex. 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 9, 2012).

10.4	Limited Partnership Agreement of 2012 Bayou City Squeeze Box Offset Program, L.P.*
10.5	Turnkey Drilling Contract between Bayou City Exploration, Inc. and 2012 Bayou City Squeeze Box Offset Program, L.P., dated April 9, 2012.*
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.*
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYOU CITY EXPLORATION, INC.

Date: May 15, 2012	/s/ Charles T. Bukowski
Charles T. Bukowski
Chief Executive Officer and President (Principal Executive Officer and Authorized Signatory)

Date: May 15, 2012	/s/ Stephen C. Larkin
Stephen C. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)