Form 10-Q
period 2012-06-30
BAYOU CITY EXPLORATION, INC.
filed 2012-08-14
CIK 1050957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Shares outstanding for each class of stock as of the latest practicable date:

Title or Class	Shares Outstanding on August 6, 2012
Common Stock, $0.005 par value	990,176

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAYOU CITY EXPLORATION, INC.

 CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS:

CURRENT ASSETS:
Cash	$1,895,269	$1,259,934
Accounts receivable:
Trade and other	24,255	13,778
Prepaid expenses and other	5,520	5,520

TOTAL CURRENT ASSETS	1,925,044	1,279,232

OIL AND GAS PROPERTIES, NET	385,844	415,149
OTHER FIXED ASSETS, NET	36,469	25,047
INVESTMENTS AT COST	198,523

TOTAL ASSETS	$2,545,880	$1,719,428

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$16,285	$154,705
Accounts payable – related party	84,906	84,906
Deferred liability – oil and gas partnerships	927,456	743,601
Notes payable - minority shareholders	100,000	100,000

TOTAL CURRENT LIABILITIES	1,128,647	1,083,212

TOTAL LIABILITIES	1,128,647	1,083,212

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011	–	–
Common stock, $0.005 par value; 150,000,000 shares authorized; 990,176 shares issued and outstanding at June 30, 2012 and 290,036 shares issued and outstanding at December 31, 2011	4,950	1,450
Additional paid in capital	13,904,815	13,558,315
Accumulated deficit	(12,492,532)	(12,923,549)

TOTAL STOCKHOLDERS' EQUITY	1,417,233	636,216

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,545,880	$1,719,428

The accompanying notes are an integral part of these financial statements.

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Oil and gas sales	$22,626	$35,887	$92,194	$74,042
Net turnkey drilling contract revenue	(7,562)	–	926,951	–
Equity in earnings	80,781	–	80,781	–

TOTAL OPERATING REVENUES	95,846	35,887	1,089,926	74,042

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	25,016	8,876	44,132	21,177
Abandonment and dry hole costs	–	22,609	–	22,699
Depreciation, depletion and amortization	5,884	25,149	33,873	55,584
Marketing costs	179,656	71,193	254,074	81,461
General and administrative costs	188,610	161,458	326,830	344,951

TOTAL OPERATING COSTS	399,167	289,285	658,909	525,872
OPERATING INCOME (LOSS)	(303,321)	(253,398)	431,017	(451,830)

OTHER INCOME (EXPENSE):
Miscellaneous income	–	–	–	200

NET INCOME (LOSS) BEFORE INCOME TAX	(303,321)	(253,398)	431,017	(451,630)

Income tax provision	–	–	–	–

NET INCOME (LOSS)	$(303,321)	$(253,398)	$431,017	$(451,630)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.31)	$(0.87)	$0.61	$(1.56)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.31)	$(0.87)	$0.61	$(1.56)

Weighted average common shares outstanding -
Basic	990,036	290,036	704,710	290,036

Diluted	990,036	290,036	704,710	290,036

The accompanying notes are an integral part of these financial statements.

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)	$431,017	$(451,630)
Adjustments to reconcile net income (loss) to net cash flows
Provided by operating activities:
Depreciation, depletion, and amortization	33,873	55,854
Stock issued for services	22,500	–
Change in operating assets and liabilities:
Accounts receivable - trade	(10,477)	(2,530)
Accounts payable and accrued liabilities	(138,420)	(85,802)
Net turnkey partnership obligation	183,855	1,082,460

NET CASH PROVIDED BY OPERATING ACTIVITIES	522,348	598,082

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(4,568)	(186,218)
Purchase of investments	(209,945)	–

NET CASH (USED IN) INVESTING ACTIVITIES	(214,513)	(186,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuing stock	327,500	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	327,500	–

NET INCREASE IN CASH	635,335	411,864

CASH AT BEGINNING OF PERIOD	1,259,934	491,708

CASH AT END OF PERIOD	$1,895,269	$903,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$–	$–

Cash paid for federal income taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

BAYOU CITY EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Revenue Recognition

The Company recognizes revenues for its working interests in oil and gas properties on the basis of the Company’s net revenue interests as oil and gas is produced and sold by the operators of those properties. The Company’s share of revenues, net of related production and other related costs, are generally remitted to the Company monthly, with a one or two month delay, and are accompanied by joint interest billing statements detailing production amounts and related revenues and expenses.

The Company recognizes net turnkey drilling revenue under a turnkey contract agreement between the Company and the limited partnerships. The revenue is recognized after the completion of the project.

Accounts Receivable

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Based upon a review of trade receivables as of June 30, 2012, a total of $0 was considered potentially uncollectible.

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

Consolidation Policy

The financial statements include the accounts of the Company and its wholly owned subsidiary, Rivergreen Financial Group, LLC.

The Company consolidates its interest in joint ventures and partnerships in the oil and gas industry using the ‘proportionate consolidation’ method provided for in Accounting Standards Codification (ASC) Topic 810-10-45-14, Consolidation – Other Presentation Matters.   A proportionate consolidation is permitted when the Company does not control the joint venture or partnership but nonetheless exercises significant influence.  Under this method, the Company recognizes their proportionate share of each partnership’s assets, liabilities, revenues and expenses which are included in the appropriate classifications on the Company’s consolidated financial statements.

All significant intercompany transactions of its consolidated subsidiary and the limited partnerships are eliminated.

Investments in Debt Securities

Debt securities consist of mortgage notes receivable that management has the intent and ability to hold for the foreseeable future or until maturity are reported at amortized cost. Interest income is accrued based on the unpaid principal balance. The allowance for uncollectible mortgages, provided as necessary, is based upon management’s estimate of probably losses which have occurred as of the balance sheet date based on management’s evaluation of risk in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectbility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for uncollectible mortgages is evaluated on a quarterly basis by management and is based upon management’s periodic review of the collectability of the loans, historical collection information, and existing economic conditions. Delinquent mortgage note receivables are written off based on an individual credit evaluation and the specific circumstances of the debtor.

Investment in Unconsolidated Affiliate Company

The Company owns a non-controlling interest in an affiliated entity that predominately provides mortgage services primarily in Midwest and Southeast areas of the United States. The net carrying amount of the investment in unconsolidated affiliate company was $80,781 at June 30, 2012. The Company accounts for the investment in which it holds a significant interest but does not have controlling influence, under the equity method of accounting pursuant to ASC Topic 323-30-35, Investments – Equity Method and Joint Ventures. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The differences between the carrying amounts and the estimated fair values of equity method investments are recognized as an impairment loss when the loss is deemed to be other than temporary.

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

The costs of drilling exploratory wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or, otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If, after a year has passed, the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired and its costs are charged to expense. At June 30, 2012 and December 31, 2011 the Company had $0 in capitalized costs pending determination.

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

Impairment of Long-Lived Assets

The Company follows the provisions of ASC Subtopic 360-35, “Property, Plant and Equipment – Subsequent Measurement.” Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting. Whenever events or circumstances indicate the carrying value of those assets may not be recoverable, an impairment loss for proved properties and capitalized exploration and development costs is recognized. The Company assesses impairment of capitalized costs, or carrying amount, of proved oil and gas properties by comparing net capitalized costs to undiscounted future net cash flows on a field-by-field basis using known expected prices, based on set agreements. If impairment is indicated based on undiscounted expected future cash flows, then impairment is recognizable to the extent that net capitalized costs exceed the estimated fair value of the property. Fair value of the property is estimated by the Company using the present value of future cash flows discounted at 10%, in accordance with ASC 932-235, “Disclosures about Oil and Gas Producing Activities.”

Stock Options

Effective January 1, 2006, the Company accounts for stock options in accordance with revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS 123(R) (ASC 718 and 505). Accordingly, stock compensation expense has been recognized in the statements of operations based on the grant date fair value of the options for the period ended December 31, 2006 and thereafter.

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

Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances in one financial institution located in Bowling Green, Kentucky. The account the cash balance reflects is insured by the Federal Deposit Insurance Corporation (“FDIC”) for an unlimited amount since it meets the FDIC’s requirements as a noninterest-bearing account. At June 30, 2012 the cash balances were at $1,895,269.

Offering Related Expenses

The Company expenses marketing-related offering expenses as these are incurred. Marketing expenses totaled $254,074 and $81,461 in the six months ended June 30, 2012 and 2011, respectively.

Fair Value of Financial Instruments

The carrying cash value and cash equivalents, receivables, prepaids, accounts payable, notes payable and advances payable approximate their fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risk arising from these financial instruments.

3.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Sale of Common Stock to Related Parties

On March 8, 2012, the Company entered into a Stock Purchase Agreement with eight investors (the “Investors”), pursuant to which the Company sold 700,000 shares (as adjusted to retroactively reflect the Reverse Split more fully described in Note 6. STOCKHOLDERS’ EQUITY) of the Company’s common stock, $0.005 par value (the “Common Stock”) in a private offering (the “Offering”) at a price of $0.005 per share, for total consideration to the Company valued at $350,000.  The Investors included Charles T. Bukowski, Jr., the Company’s President and Chief Executive Officer, as well as a member of the Company’s Board of Directors (the “Board”), Travis N. Creed, a member of the Board, Stephen C. Larkin, the Company’s Chief Financial Officer and a member of the Board, Robert D. and Doris R. Burr, the Company’s former Chief Executive Officer and his spouse, Danny Looney, the Company’s tax accountant, Harry J. Peters, a consultant to the Company, Robert Shallow, a current stockholder and G2 International, Inc., a consultant to the Company. Of the $350,000, $327,500 was collected in cash and $22,500 was exchanged for consulting services.

As of June 30, 2012, there were 990,176 shares of common stock issued and outstanding (as adjusted to retroactively reflect the Reverse Split more fully described in Note 6. STOCKHOLDERS’ EQUITY). Stephen C. Larkin, Director and Chief Financial Officer of the Company, beneficially owns approximately 27.06% of the issued and outstanding Common Stock as a result of his purchase in the Offering.

Payables and Notes Payable to Related Parties

As of June 30, 2012 and December 31, 2011, the Company had the following debts and obligations to related parties:

	June 30, 2012	December 31, 2011

Note Payable to a minority shareholder	$100,000	$100,000

Total Note Payable to a minority shareholder	$100,000	$100,000

During the fourth quarter 2007, Peter Chen, a minority shareholder, loaned the Company $100,000 to finance the Company’s operations. The Company executed a written promissory note on October 4, 2007 which is due on demand and bears an interest rate of 0%.

4.	OIL AND GAS PROPERTIES

Oil and Gas properties, stated at cost, consisted of the following:

	June 30, 2012	December 31, 2011
Proved oil and gas properties	$158,470	$434,289
Investment in partnerships	440,833	207,280
Investment in undeveloped leases in Illinois Basin	190,000	190,000

Total oil and gas properties	789,303	831,569

Less accumulated depletion and amortization	(403,459)	(416,420)
Less impairment	–	–
Net oil and gas properties	$385,844	$415,149

5.	COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2012, neither the Company nor any of its properties is subject to any material pending legal proceedings.

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

Authorization to Issue Shares — Preferred and Common

The Company is authorized to issue two classes of stock that are designated as common and preferred stock. As of June 30, 2012, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as Common Stock of which 990,036 were outstanding (as adjusted to retroactively reflect the Reverse Split more fully described in Note 6. STOCKHOLDERS’ EQUITY), and 5,000,000 shares designated as preferred stock, of which 0 shares were outstanding.

Issuance of Equity Securities

As described in Note 3 above, on March 8, 2012, the Company conducted a private Offering pursuant to which the Company sold 700,000 shares (as adjusted to retroactively reflect the Reverse Split more fully described in Note 6. STOCKHOLDERS’ EQUITY) of the Company’s Common Stock for total consideration to the Company valued at $350,000.   The consideration for the Common Stock was paid primarily in cash, however, the shares issued to one Investor were issued in exchange for settlement of outstanding invoices for consulting services rendered.

Stock Options

During the three months ended June 30, 2012, the Company did not issue any options to purchase shares of the Company’s Common Stock, and no outstanding options were exercised during this period.

Reverse Split of Common Stock

On June 26, 2012, the Company’s Board unanimously adopted resolutions declaring the advisability of, and recommending that stockholders approve, an amendment to the Company’s Articles of Incorporation (the “Amendment”) to effect a 1-for-100 reverse split of the issued and outstanding shares of the Company’s Common Stock (the “Reverse Split”). In connection with the adoption of this resolution, the Board elected to seek the written consent of the holders of a majority of the Company’s issued and outstanding shares of Common Stock in order to reduce the costs and implement the proposals in a timely manner.

On June 26, 2012, shareholders holding 55,560,905 shares of the Company’s issued and outstanding Common Stock (approximately 56.1%), consented in writing to the proposed Amendment:

The Reverse Split was effective on July 26, 2012, all issues and outstanding stock and per share amounts included in the financial statements have been retroactively adjusted to reflect the reverse stock split.

SUBSEQUENT EVENTS.

7.	SUBSEQUENT EVENTS

Subsequent to the six months ended June 30, 2012, the Company effected the Reverse Split more fully described in Note 6. STOCKHOLDERS’ EQUITY. The Reverse Split resulted in the number of issued and outstanding shares of common stock of the Company decreasing from 99,003,633 to 990,176.

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

Overview

Bayou City Exploration, Inc., (the “Company”), a Nevada corporation, was organized in November 1994, as Gem Source, Incorporated, and subsequently changed its name to Blue Ridge Energy, Inc. in May 1996. In September 2005, the Company changed its name again to Bayou City Exploration, Inc. The Company’s corporate headquarters are located at 632 Adams Street, Suite 700, Bowling Green, Kentucky 42101.

The Company is engaged in the oil and gas business, and primarily operates in the gulf coast of Texas, East Texas, South Texas and Louisiana. During 2010, the Company changed its core business strategy. The Company’s primary focus is now the management of partnerships that are created to explore and develop oil and gas reserves. Pursuant to the current business plan, the Company manages partnerships that purchase interests in exploratory wells as well as interests in producing oil and gas properties with undrilled reserves. This growth strategy is based on selling partnership interests to third party investors who will essentially assume the costs associated with the drilling of wells in exchange for interests in a partnership that holds working interest in the wells they finance. The Company acts as the Managing General Partner for these partnerships, typically maintains a 10% interests in such partnerships, and may also maintain a working interest position outside of the partnership in each program, for which we pay our proportionate share of the actual cost of drilling, testing, and completing the program well(s) and subsequent operating expenses to the extent that we retain a portion of the working interest. The Company believes this strategy will reduce of financial risk for the Company in drilling new wells, while still receiving income from present production in addition to income from any new successful new drilling.

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

As of June 30, 2012, the Company had total assets of $2,545,880, total liabilities of $1,128,647 and stockholders’ equity of $1,417,233. The Company had a net income of $431,017 for the six months ended June 30, 2012 compared to a net loss of $451,830 during the six months ended June 30, 2011. The net income per common share was $0.61 per share during the six months ended June 30, 2012 as compared to net loss per common share of ($1.56) during the same period in 2011. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

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

Formation of Investment Partnerships

During the three months ended June 30, 2012, the Company served as the managing general partner of eight limited partnerships formed for the purpose of oil and gas exploration and drilling. The Company has entered into turnkey agreements with each of the partnerships pursuant to which it receives turnkey fees for drilling the partnerships’ wells and, if applicable, completing the wells (the “Turnkey Fees”).

The 2011 Bayou City Two Well Drilling Program, L.P. (the “2011 Drilling Program”) was formed in Kentucky on January 10, 2011 and planned to acquire up to a 2.125% working interest in two oil and gas wells known as the Miller Prospect Well and the Squeeze Box Prospect Well in Colorado County, Texas. The Company has acquired a 1.78% working interest in the wells. The Company paid for and holds a 10% interest in this partnership and receives Turnkey Fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At June 30, 2012, the Company had received $327,750 in Turnkey Fees associated with the 2011 Drilling Program. The Company realized a profit of $197,253 from the Turnkey Fees received as of June 30, 2012.

The 2011-B Bayou City Two Well Drilling Program, L.P. (the “2011-B Drilling Program”) was formed in Kentucky on March 4, 2011 to acquire a 5% working interest in two oil wells, the Friesian Prospect, located in Colorado County, Texas and the Little Chenier Well, located in Cameron Parish, Louisiana. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At June 30, 2012, the Company had received $818,289 in Turnkey Fees associated with the 2011-B Drilling Program. The Company realized a profit of $457,758 from the Turnkey Fees received as of June 30, 2012.

The 2011 Bayou City Drilling & Production Program, L.P. (the “Drilling and Production Program”) was formed on March 18, 2011 to acquire a 2.875% working interest in the same two wells as the 2011 Drilling Program. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At June 30, 2012, the Company had received $529,000 in Turnkey Fees associated with the Drilling and Production Program. The Company realized a profit of $343,677 from the Turnkey Fees received as of June 30, 2012.

The 2011-C Bayou City Offset Drilling Program, L.P. (the “2011-C Drilling Program”) was formed in Kentucky on April 12, 2011 to acquire a 5% working interest in the Glasscock Ranch Prospect Well, or Kleimann #1 Well, located in Colorado County, Texas. The Company ended up only acquiring a 2.625% working interest in the Kleimann #1 Well. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership well. At June 30, 2012, the Company had received $234,938 in Turnkey Fees associated with the 2011-C Drilling Program. The Company realized a profit of $137,865 from the Turnkey Fees received as of June 30, 2012.

The 2011-D Bayou City Two Well Drilling Program, L.P. (the “2011-D Drilling Program) was formed in Kentucky on May 10, 2011 to acquire a 5% working interest in the Prairie Bell West Prospect Well and the Prairie Bell East Prospect Well located in Colorado County, Texas. The Company paid for and holds a 10% interest in this partnership and receives Turnkey Fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At June 30, 2012, the Company had received $949,924 in Turnkey Fees associated with the 2011-D Drilling Program. The Company realized a profit of $524,958 from the Turnkey Fees received as of June 30, 2012.

The 2011 Bayou City Year End Drilling Program, L.P. (“2011 Year End Program”) was formed in Kentucky on September 13, 2011 to acquire a 6.48% working interest in the Loma Blanca Well located in Brooks County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At June 30, 2012, the Company had received $1,801,500 in Turnkey Fees associated with the 2011 Year End Program. The Company realized a profit of $956,462 from the Turnkey Fees received as of June 30, 2012.

The 2012-A Bayou City Year Drilling Program, L.P. (“2012-A Program”) was formed in Kentucky on December 13, 2011 to acquire a 8.33% working interest in the Altair Well located in Colorado County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At June 30, 2012, the Company had received $1,500,000 in Turnkey Fees associated with the 2012-A Year End Program. The Company has not realized a profit as of June 30, 2012.

The 2012 Bayou City Squeezebox Offset Program, L.P. (“2012 Squeezebox Offset”) was formed in Kentucky on March 13, 2012 to acquire a 5% working interest in the Squeezebox Shallow well located in Cameron Parrish, Louisiana. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At June 30, 2012, the Company had received $351,500 in Turnkey Fees associated with the 2012 Squeezebox Offset program. To date the Company has raised 2.08% working interest and does not plan to sell anymore interest in the well. The Company has not realized a profit as of June 30, 2012.

Description of Properties

The following are the primary properties held by the Company as of June 30, 2012:

Developed Properties

Chapman No. 75-1: The Company owns an 8% working interest in 1 well located in Nueces County, Texas, which began production in October 2009. The well produces approximately 28 thousand cubic feet of gas (“Mcf”) per day as of the date of this report.

Garcitas #1: The Company owns an 11.2% working interest in 1 well located in Jackson & Victoria County, Texas, which began production in March 2010. The well produces approximately 11 barrels of oil (“Bbls”) per day as of the date of this report.

Rooke B-1: The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas, which began production in February 2010. The well produces approximately 455 Mcf and 11 Bbls per day as of the date of this report.

Rooke #2: The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas, which began production in May 2010. The well produces approximately 12 Bbls per day as of the date of this report.

Miller A-1: The Company owns a 0.81% working interest in the Miller A-1, a gas well is located in Colorado County, Texas, which began production in August 2011. The well is currently being recompleted and is not producing as of the date of this report.

Kleimann #1: The Company owns a 0.26% working interest in the Kleimann #1, a well located in Colorado County, Texas, which began production in March 2012. The well is currently producing approximately 357 Mcf and 17 Bbls per day as of the date of this report.

Squeeze Box: The Company owns a 0.78% working interest in the Squeezebox well, a gas well located in Cameron Parish, Louisiana, which began production in November 2011. The well produces approximately 1,697 Mcf and 12 Bbls per day as of the date of this report.

Little Chenier: The Company owns a 0.50% working interest in the Little Chenier well, a gas well located in Cameron Parish, Louisiana. The well produces approximately 65 Mcf and 9 Bbls per day as of the date of this report.

Prairie Bell East: The Company owns a 0.49% working interest in the Prairie Bell East well, a gas well located in Colorado County, Texas, which began production in February 2012. The well produces approximately 2,341 Mcf and 105 Bbls per day as of the date of this report.

Prairie Bell West: The Company owns a 0.49% working interest in the Prairie Bell West well, which is located in Colorado County, Texas. A pipeline is currently being built to get the gas to sales, and production is expected to begin by the end of July 2012.

Loma Blanca: The Company owns a 0.59% working interest in the Loma Blanca well, which well is located in Brookes County, Texas. Completion procedure for the well is currently being designed.

Key Undeveloped Properties

On August 29, 2011, the Company invested $190,000 and entered into the Next Energy Illinois Basin Oil & Gas Lease Development JV (“Next Energy JV”), a joint venture with Next Energy, LLC and other industry participants to evaluate, test and purchase mineral leases in the Illinois Basin. The venture is targeting up to 300,000 net acres of oil and gas leases. The investment entitles the Company to a 0.005% interest in the joint venture. The Company does not own a direct interest in any of the acreage, but rather an interest in a joint venture that holds undeveloped acreage.

Critical Accounting Policies

Since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, there have been no changes to the Company’s Critical Accounting Policies.

Results of Operations

Comparison of Three Month Periods Ended June 30, 2012 and June 30, 2011

The Company had a net loss of $303,321 for the three months ended June 30, 2012 compared to a net loss of $253,398 for the same period in 2011. The income per common share was ($0.31) during the second quarter of 2012 compared to a loss per common share of ($0.87) during the second quarter of 2011. The increase in net loss in the second quarter of 2012 was primarily the result of an increase in marketing costs offset by an increase in operating revenue. Expenses from the second quarter of 2011 to the second quarter of 2012 include a $108,463 increase in marketing costs, a $27,152 increase in general and administrative costs, a $19,265 decrease in depreciation, depletion and amortization expense, a $16,140 increase in lease operating expenses and production taxes, and a $22,609 decrease in abandonment and Dryhole costs.

Operating Revenues

The Company’s operating revenues increased $59,959 in the three months ended June 30, 2012 as compared to the same period in 2011. This significant increase was primarily a result of $80,781 income from related companies, whereas no such revenue was realized during the same period in 2011. In addition, operating revenues also decreased $13,261 from the first quarter of 2011 to the first quarter of 2012 as a result of oil and gas sales by the partnerships managed by the Company. This decrease was largely due to several wells undergoing recompletion procedures during this time period, so less revenue was received.

Operating Costs and Expenses

The Company’s total operating costs increased $109,882 from three months ended June 30, 2011 compared to the three months ended June 30, 2012. The rise in total costs was a result of marketing costs increasing $108,463, resulting from an increase in the amount of interest sold in the Company’s managed limited partnerships during the second quarter of 2012 as compared to a lesser amount in 2011.

Direct operating costs are reflected as lease operating expenses and production taxes on the Company’s statement of operations and were $25,016 for the three months ended June 30, 2012 as compared to $8,876 during the three months ended June 30, 2011. These costs increased $16,140 during the period because the Company had two wells had completion procedures performed which increase the expense accordingly.

The Company’s general and administrative expenses increased to $188,610 for the second quarter 2012 as compared to $161,458 for the second quarter of 2011. Auditing fees increased significantly for the three months ended June 30, 2012 as compared to June 30, 2011. The increase of $32,058 was attributable to an increased complexity of the Company’s SEC filings for year-end 2011 and the first quarter of 2012.

Comparison of the Six Month Periods Ended June 30, 2012 and June 30, 2011

The Company had a net income of $431,017 for the six months ended June 30, 2012 compared to a net loss of $451,830 for the same period in 2011. The income per common share was $0.61 during the first half of 2012 compared to a loss per common share of ($1.56) during the same period of 2011. The increase in net income in the first half of 2012 was primarily the result of net income from recognizing turnkey income from limited partnerships the Company manages, offset slightly by increases in operating costs and expenses. Expenses from the first half of 2011 to the first half of 2012 include a $172,613 increase in marketing costs, an $18,121 decrease in general and administrative costs, a $21,711 decrease in depreciation, depletion and amortization expense, a decrease of $22,699 in abandonment and dry hole costs, and a $22,955 increase in lease operating expenses and production taxes.

Operating Revenues

The Company’s operating revenues increased $1,015,884 in the six months ended June 30, 2012 as compared to the same period in 2011. This significant increase was primarily a result of $926,951 of net turnkey drilling contract revenue during the second quarter of 2012, whereas no such revenue was realized during the same period in 2011. In addition, operating revenues also increased $18,152 from the first six months of 2011 to the first six months of 2012 as a result of oil and gas sales by the partnerships managed by the Company. This increase was largely due to the fact that the Company received revenues from wells it managed during the first six months of 2012 that it did not hold an interest in during the six months ended June 30, 2011.

Operating Costs and Expenses

The Company’s total operating costs increased $133,037 from six months ended June 30, 2011 compared to the six months ended June 30, 2012. The rise in total costs was primarily a result of the increase in $172,613 in marketing costs which is from an increased amount of turnkey fees received during the six month period as compared with 2011.

Direct operating costs are reflected as lease operating expenses and production taxes on the Company’s statement of operations and were $44,132 for the six months ended June 30, 2012 as compared to $21,177 during the six months ended June 30, 2011. These costs increased $22,955 during the period because the Company owned interests in eight oil and gas wells that were in operation during the six months of 2012, whereas during the same period in 2011, the Company only held interest in four operating wells in which reserves are depleting.

The Company’s general and administrative expenses decreased to $326,830 for the first six months 2012 as compared to $344,951 for the first six months of 2011. Legal fees for the period decreased from $57,444 in 2011 to $24,022 in 2012, however, that decrease in expense was offset by an increase in office rent in the amount of $4,929 and accounting fees in the amount of 8,830. Depreciation, depletion and amortization costs also decreased by $21,711 during the six months ended June 30, 2012. The increase of $172,613 in marketing expenses increased contract labor provided to produce the turnkey fees obtained.

Balance Sheet Review

Assets: The Company’s total assets increased $826,452 from $1,719,428 for the year ended December 31, 2011 to $2,545,880 for the period ended June 30, 2012. The primary reason for the increase in assets was due to the $635,335 increase in the Company’s cash during the period, which was attributable to income from turnkey fees and the proceeds from the sale of its Common Stock.

Liabilities: The Company’s total liabilities increased $45,435 from $1,083,212 for the year ended December 31, 2011 to $1,128,647 for the quarter ended June 30, 2012. The increase in liabilities was primarily a result of a decrease in accounts payable and accrued expenses by $138,420 from $154,705 at year end to $16,285 at June 30, 2012, and a increase of $183,855 in net turnkey partnership obligations owed by the Company at June 30, 2012 as compared to December 31, 2011.

Liquidity and Capital Resources

The Company’s liquidity position has significantly improved as a result of the Company’s implementation of its current business plan, in which the Company sponsors and serves as managing general partner of limited partnerships formed for the purpose of conducting oil and gas exploration and production operations. As a result of its formation and sponsorship of such limited partnerships, the Company has received turnkey drilling contract revenue in addition to revenues from oil and gas production. The Company intends to continue to sponsor such partnerships and receive revenues from similar turnkey arrangements in order to fund its operations. The Company’s ability to continue and maintain profitable operations is contingent upon its continued ability to sponsor additional partnerships and earn turnkey fees. In addition, the Company believes it will continue to earn revenue from its direct oil and gas holdings, including holdings from the oil and gas limited partnerships it manages. The total production capability of the six currently producing wells and their cash flows is known, and diminishing. Revenues from currently producing wells will not be sufficient to sustain the Company’s operations on a going forward basis. Based on the Company’s projected expenses, we believe our current cash resources are sufficient to fund operations for at least the next twelve months.

As of June 30, 2012, the Company’s cash balance was $1,895,269 and its liabilities totaled $1,128,647, which include $927,456 in partnership obligations pursuant to its turnkey contracts with the partnerships it manages, as well as $16,285 in accounts payable and accrued expenses, $84,906 in related party accounts payable, and $100,000 in a note payable to a minority shareholder.   Cash on hand at June 30, 2012, was primarily from turnkey fees received from the partnerships the Company manages and cash provided by financing activities, offset by costs associated with the purchase of oil and gas properties.

Net cash provided by operating activities during the six months ended June 30, 2012 was $522,348. A $431,017 net income from the first six months of 2012 was primarily a result of the Company’s 2011 Year End Drilling Program turnkey fees being recognized as income. The Company did not recognize income from turnkey fees during the comparable period of 2011. In addition, accounts payable and accrued liabilities decreased by $52,618 during the period in comparison to the six months ended June 30, 2011. Net cash used in investing activities was $214,513 during the six months ended June 30, 2012, which was a result of the purchase of oil and gas property and other investments. In addition, the Company recognized $327,500 in cash proceeds from the issuance of 70,000,000 shares of its Common Stock to eight investors in a private transaction. As a result of increases in cash from operating activities and financing activities, offset by cash used in investing activities, the Company saw a $635,335 increase in cash during the period ended June 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer, our principal financial officer and our management concluded that the Company's disclosure controls and procedures as of June 30, 2012 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our first six months ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no unreported sales of unregistered securities during the quarter ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
31.1	Certification of Principal Executive Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a/Rule 14d-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.
**	Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYOU CITY EXPLORATION, INC

Date: August 14, 2012	/s/ Charles T. Bukowski
Charles T. Bukowski
Chief Executive Officer and President (Principal Executive Officer and Authorized Signatory)

Date: August 14, 2012	/s/ Stephen C. Larkin
Stephen C. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)

