Form 10-Q/A
period 2012-06-30
BAYOU CITY EXPLORATION, INC.
filed 2012-08-23
CIK 1050957

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 14, 2012.

2

Item 6. Exhibits

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAYOU CITY EXPLORATION, INC.

Date: August 23, 2012	/s/ Charles T. Bukowski
Charles T. Bukowski
Chief Executive Officer and President (Principal Executive Officer and Authorized Signatory)

Date: August 23, 2012	/s/ Stephen C. Larkin
Stephen C. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)

4