Form 10-Q
period 2012-09-30
BAYOU CITY EXPLORATION, INC.
filed 2012-11-19
CIK 1050957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Shares outstanding for each class of stock as of the latest practicable date:

Title or Class	Shares Outstanding on November 6, 2012
Common Stock, $0.005 par value	990,176

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS:

CURRENT ASSETS:
Cash	$1,579,256	$1,259,934
Accounts receivable:
Trade and other	65,565	13,778
Prepaid expenses and other	5,520	5,520

TOTAL CURRENT ASSETS	1,650,341	1,279,232

OIL AND GAS PROPERTIES, NET	418,557	415,149
OTHER FIXED ASSETS, NET	21,469	25,047
OTHER INVESTMENTS AT COST	123,659	–
INVESTMENT IN UNCONSOLIDATED AFFILIATE COMPANY	141,901	–

TOTAL ASSETS	$2,355,927	$1,719,428

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$25,911	$154,705
Accounts payable – related party	84,906	84,906
Net turnkey partnership obligation	774,501	743,601
Notes payable - minority shareholders	100,000	100,000

TOTAL CURRENT LIABILITIES	985,318	1,083,212

TOTAL LIABILITIES	985,318	1,083,212

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011	–	–
Common stock, $0.005 par value; 150,000,000 shares authorized; 990,176 shares issued and outstanding at September 30, 2012 and 384,393 shares issued and outstanding at December 31, 2011.	495,018	145,018
Additional paid in capital	13,414,747	13,414,747
Accumulated deficit	(12,539,156)	(12,923,549)

TOTAL STOCKHOLDERS' EQUITY	1,370,609	636,216

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,355,927	$1,719,428

The accompanying notes are an integral part of these consolidated financial statements.

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Oil and gas sales	$32,824	$21,822	$115,018	$95,864
Turnkey drilling contract revenue	328,696	1,009,604	1,829,164	1,009,604

TOTAL OPERATING REVENUES	361,520	1,031,426	1,944,182	1,105,468

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	163	10,923	44,295	32,100
Abandonment and dry hole costs	66,903	1,006	66,903	23,705
Depreciation, depletion and amortization	40,001	6,311	73,874	61,895
Turnkey drilling contract costs	123,923	589,918	775,668	589,918
Marketing costs	32,666	39,463	282,844	143,790
General and administrative costs	123,502	119,171	456,009	435,221

TOTAL OPERATING COSTS	387,158	766,792	1,699,593	1,286,629

OPERATING INCOME (LOSS)	(25,638)	264,634	244,589	(181,161)
OTHER INCOME (EXPENSE):
Miscellaneous income (expense)	–	–	(2,364)	200
Equity in earnings from affiliated company	61,120	–	142,168	–

NET INCOME BEFORE INCOME TAX PROVISION	35,482	264,634	384,393	(180,961)

Income tax provision	–	–	–	–

NET INCOME (LOSS)	$35,482	$264,634	$384,393	$(180,961)

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$0.04	$0.91	$0.48	$(0.62)

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$0.04	$0.91	$0.48	$(0.62)

Weighted average common shares outstanding -
Basic	990,154	290,036	798,469	290,036
Diluted	990,154	290,036	798,469	290,036

The accompanying notes are an integral part of these consolidated financial statements.

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss) Income	$384,393	$(180,961)
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation, depletion, and amortization	73,874	61,895
Abandonments and dry holes	66,903	–
Equity in earnings of affiliated company	(141,901)	–
Stock issued for services	22,500	–
Change in operating assets and liabilities:
Accounts receivable - trade	(51,787)	11,965
Prepaid expenses and other	–	(30,000)
Accounts payable and accrued liabilities	(128,794)	79,205
Net turnkey partnership obligation	30,900	–

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	256,088	(57,896)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(140,607)	(457,383)
Deferred liability – oil and gas partnerships	–	1,007,360
Purchase of investment in BYCX opportunity fund	(123,659)	–

NET CASH (USED IN) INVESTING ACTIVITIES	(264,266)	549,977

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuing stock	327,500	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	327,500	–

NET INCREASE IN CASH	319,321	492,081

CASH AT BEGINNING OF PERIOD	1,259,934	491,708
CASH AT END OF PERIOD	$1,579,256	$983,789

The accompanying notes are an integral part of these consolidated financial statements.

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

Accounts Receivable

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Based upon a review of trade receivables as of September 30, 2012, there were no accounts receivable considered potentially uncollectible.

Managed Limited Partnerships

The Company sponsors limited partnerships for which it serves as the Managing General Partner. The Company normally participates for 10% of each limited partnership as its Managing General Partner, and accounts for the investment under the equity method. Revenues received and changes in the partnership investments are recorded as oil and gas revenues and net assets, respectively.

Consolidation Policy

The financial statements include the accounts of the Company and its wholly owned subsidiary, Rivergreen Financial Group, LLC.

The Company consolidates its interest in joint ventures and partnerships in the oil and gas industry using the ‘proportionate consolidation’ method provided for in Accounting Standards Codification (ASC) Topic 810-10-45-14, Consolidation – Other Presentation Matters.   A proportionate consolidation is permitted when the Company does not control the joint venture or partnership but nonetheless exercises significant influence.  Under this method, the Company recognizes their proportionate share of each partnership’s assets, liabilities, revenues and expenses, which are included in the appropriate classifications on the Company’s consolidated financial statements.

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

The costs of drilling exploratory wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If, after a year has passed, the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired and its costs are charged to expense. At September 30, 2012 and December 31, 2011 the Company had $0 in capitalized costs pending determination.

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

Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances in one financial institution located in Bowling Green, Kentucky. The account the cash balance reflects is insured by the Federal Deposit Insurance Corporation (“FDIC”) for an unlimited amount since it meets the FDIC’s requirements as a noninterest-bearing account. At September 30, 2012, the cash balances were at $1,579,256.

Offering Related Expenses

The Company expenses marketing-related offering expenses as these are incurred. Marketing expenses totaled $282,844 and $143,790 in the nine months ended September 30, 2012 and 2011, respectively.

Fair Value of Financial Instruments

The carrying cash value and cash equivalents, receivables, prepaids, accounts payable, notes payable and advances payable approximate their fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risk arising from these financial instruments.

3. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Sale of Common Stock to Related Parties

On March 8, 2012, the Company entered into a Stock Purchase Agreement with eight investors (the “Investors”), pursuant to which the Company sold 70,000,000 shares of the Company’s common stock, $0.005 par value (the “Common Stock”) in a private offering (the “Offering”) at a price of $0.005 per share, for total consideration to the Company valued at $350,000.  The Investors included Charles T. Bukowski, Jr., the Company’s President and Chief Executive Officer, as well as a member of the Company’s Board of Directors (the “Board”), Travis N. Creed, a member of the Board, Stephen C. Larkin, the Company’s Chief Financial Officer and a member of the Board, Robert D. and Doris R. Burr, the Company’s former Chief Executive Officer and his spouse, Danny Looney, the Company’s tax accountant, Harry J. Peters, a consultant to the Company, Robert Shallow, a current stockholder and G2 International, Inc., a consultant to the Company. Of the $350,000, $327,500 was collected in cash and $22,500 was issued in satisfaction of payment for consulting services.

As of September 30, 2012, there were 990,176 shares of common stock issued and outstanding. Stephen C. Larkin, Director and Chief Financial Officer of the Company, beneficially owns approximately 27.06% of the issued and outstanding Common Stock as a result of his purchase in the Offering.

Payables and Notes Payable to Related Parties

As of September 30, 2012 and December 31, 2011, the Company had the following debts and obligations to related parties:

	September 30, 2012	December 31, 2011

Note Payable to a minority shareholder	$100,000	$100,000

Total Note Payable to a minority shareholder	$100,000	$100,000

During the fourth quarter 2007, Peter Chen, a minority shareholder, loaned the Company $100,000 to finance the Company’s operations. The Company executed a written promissory note on October 4, 2007 which is due on demand and bears an interest rate of 0%.

Partnership Interest in Affiliated Entity

In April 2011, the Company acquired a 25% ownership interest in Affiliated Partners, a general partnership formed for the purpose of holding an 80% interest in Loanmod, LLC, a Delaware limited liability company (“Loanmod”). Affiliated Partners is also owned by our Chief Financial Officer and director, Stephen Larkin (50%) and our director, Travis Creed (25%). The Company acquired its interest in Affiliated Partners in exchange for its agreement to serve as the managing member and investment manager of the Opportunity Fund VII, LLC, a Delaware limited liability company (the “Opportunity Fund”), which invests in mortgage notes and land contracts secured by real estate (the “Mortgages and Contracts”). The purchases of Mortgages and Contracts by the Opportunity Fund are facilitated by Loanmod, which receives income as a result in connection with its acquisition of Mortgages and Contracts for the Opportunity Fund. During the nine months ended September 30, 2012, the Company received income of $142,168 from its Affiliated Partners Interest.

4. OIL AND GAS PROPERTIES

Oil and Gas properties, stated at cost, consisted of the following:

	September 30, 2012	December 31, 2011
Proved oil and gas properties	$113,462	$434,289
Investment in partnerships	558,575	207,280
Investment in undeveloped leases in Illinois Basin	190,000	190,000

Total oil and gas properties	862,037	831,569

Less accumulated depletion and amortization	(443,460)	(416,420)
Less impairment	–	–
Net oil and gas properties	$418,577	$415,149

5. COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2012, neither the Company nor any of its properties is subject to any material pending legal proceedings.

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

6. STOCKHOLDERS’ EQUITY

Authorization to Issue Shares — Preferred and Common

The Company is authorized to issue two classes of stock that are designated as common and preferred stock. As of September 30, 2012, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as Common Stock, of which 990,176 were outstanding, and 5,000,000 shares designated as preferred stock, of which no shares were outstanding.

Issuance of Equity Securities

As described in Note 3 above, on March 8, 2012, the Company conducted a private Offering pursuant to which the Company sold 70,000,000 shares of the Company’s Common Stock for total consideration to the Company valued at $350,000.  The consideration for the Common Stock was paid primarily in cash, however, the shares issued to one Investor were issued in exchange for settlement of outstanding invoices for consulting services rendered.

During the three months ended September 30, 2012, the Company did not issue any equity securities.

Stock Options

During the three months ended September 30, 2012, the Company did not issue any options to purchase shares of the Company’s Common Stock, and no outstanding options were exercised during this period.

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

On June 26, 2012, shareholders holding 55,560,905 shares of the Company’s issued and outstanding Common Stock (approximately 56.1%), consented to the proposed amendment, which became effective on July 26, 2012. As of September 30, 2012, the Company had 990,176 shares of Common Stock outstanding.

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

Caution Regarding Forward-Looking Statements

Our prospects are subject to uncertainties and risks. In this Quarterly Report on Form 10-Q (this “Report”), we make forward-looking statements in this Item 2 and elsewhere that also involve substantial uncertainties and risks. These forward-looking statements are based upon our current expectations, estimates and projections about our business and our industry, and reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “if,” “may,” “might,” “will, “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance and our anticipated growth, descriptions of our strategies, and other objectives, expectations and intentions, the trends we anticipate in our business and the markets in which we operate, and the competitive nature and anticipated growth of those markets.

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

The Company is engaged in the oil and gas business, and primarily operates in the gulf coast of Texas, East Texas, South Texas and Louisiana. The Company also serves as the Managing Member and Investment Manager of the Opportunity Fund VII, LLC, a Delaware limited liability company formed to acquire a portfolio of mortgage notes and land contracts secured by real estate (the “Mortgages and Contracts”).Nevertheless, the Company’s primary focus is the management of partnerships that are created to explore and develop oil and gas reserves. Pursuant to our current business plan, the Company manages partnerships that purchase interests in exploratory wells as well as interests in producing oil and gas properties with undrilled reserves. Our growth strategy is based on selling partnership interests to third party investors who will essentially assume the costs associated with the drilling of wells in exchange for interests in a partnership that holds working interest in the wells they finance. We act as the Managing General Partner for these partnerships and typically maintain a 10% interest in such partnerships, and may also maintain a working interest position outside of the partnership in each well or program, for which we pay our proportionate share of the actual cost of drilling, testing, and completing the program well(s) and subsequent operating expenses to the extent that we retain a portion of the working interest. We believe this strategy will reduce the financial risk for the Company in drilling new wells, while still receiving income from present production in addition to income from any new successful new drilling.

When the Company undertakes a drilling project, a calculation is made to estimate the costs associated with drilling the well(s). We then form and sell units in a partnership that will acquire working interest in the well(s) and undertake drilling operations. The Company typically enters into turnkey contracts (“Turnkey Contracts”) with each partnership it manages, pursuant to which we agree to undertake the drilling and completion of each partnership’s well(s), for a fixed price, to a specific formation or depth. As such, each partnership essentially prepays a fixed amount for the drilling and completion of a specified number of wells that the Company records as revenue.

As of September 30, 2012, the Company had total assets of $2,355,927, total liabilities of $985,318 and stockholders’ equity of $1,370,609. The Company had a net income of $384,393 for the nine months ended September 30, 2012 compared to a net loss of $180,961 during the nine months ended September 30, 2011. The net income per common share was $0.48 per share during the nine months ended September 30, 2012 as compared to net loss per common share of ($0.62) during the same period in 2011. All per share data in this report has been adjusted to give effect to applicable stock issues and conversions.

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

Formation of Investment Partnerships

During the three months ended September 30, 2012, we served as the managing general partner of eight limited partnerships formed for the purpose of oil and gas exploration and drilling. The Company has entered into Turnkey Contracts with each of the partnerships pursuant to which it receives turnkey fees for drilling the partnerships’ wells and, if applicable, completing the wells (the “Turnkey Fees”).

The 2011 Bayou City Two Well Drilling Program, L.P. (the “2011 Drilling Program”) was formed in Kentucky on January 10, 2011, and planned to acquire up to a 2.125% working interest in two oil and gas wells known as the Miller Prospect Well and the Squeeze Box Prospect Well in Colorado County, Texas. The 2011 Drilling Program has acquired a 1.78% working interest in the wells. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2012, the Company had received $327,750 in Turnkey Fees associated with the 2011 Drilling Program. The Company has realized a profit of $197,253 from the Turnkey Fees received as of September 30, 2012.

The 2011-B Bayou City Two Well Drilling Program, L.P. (the “2011-B Drilling Program”) was formed in Kentucky on March 4, 2011 to acquire a 5% working interest in two oil wells, the Friesian Prospect, located in Colorado County, Texas and the Little Chenier Well, located in Cameron Parish, Louisiana. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2012, the Company had received $818,289 in Turnkey Fees associated with the 2011-B Drilling Program. The Company realized a profit of $457,758 from the Turnkey Fees received as of September 30, 2012.

The 2011 Bayou City Drilling & Production Program, L.P. (the “Drilling and Production Program”) was formed on March 18, 2011 to acquire a 2.875% working interest in the same two wells as the 2011 and 2011-B Drilling Programs. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2012, the Company had received $529,000 in Turnkey Fees associated with the Drilling and Production Program. The Company realized a profit of $343,677 from the Turnkey Fees received as of September 30, 2012.

The 2011-C Bayou City Offset Drilling Program, L.P. (the “2011-C Drilling Program”) was formed in Kentucky on April 12, 2011 to acquire up to a 5% working interest in the Kleimann #1 Well, located in Colorado County, Texas. The 2011-C Drilling Program ended up only acquiring a 2.625% working interest in the Kleimann #1 well. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership well. At September 30, 2012, the Company had received $234,938 in Turnkey Fees associated with the 2011-C Drilling Program. The Company realized a profit of $137,865 from the Turnkey Fees received as of September 30, 2012.

The 2011-D Bayou City Two Well Drilling Program, L.P. (the “2011-D Drilling Program) was formed in Kentucky on May 10, 2011 to acquire a 5% working interest in the Prairie Bell West Prospect Well and the Prairie Bell East Prospect Well located in Colorado County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2012, the Company had received $949,924 in Turnkey Fees associated with the 2011-D Drilling Program. The Company realized a profit of $524,958 from the Turnkey Fees received as of September 30, 2012.

The 2011 Bayou City Year End Drilling Program, L.P. (“2011 Year End Program”) was formed in Kentucky on September 13, 2011 to acquire a 6.48% working interest in the Loma Blanca Well located in Brooks County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2012, the Company had received $1,801,500 in Turnkey Fees associated with the 2011 Year End Program. The Company realized a profit of $956,462 from the Turnkey Fees received as of September 30, 2012.

The 2012-A Bayou City Year Drilling Program, L.P. (“2012-A Program”) was formed in Kentucky on December 13, 2011 to acquire an 8.33% working interest in the Altair Well located in Colorado County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2012, the Company had received $1,500,000 in Turnkey Fees associated with the 2012-A Year End Program. The Company has not realized a profit as of September 30, 2012.

The 2012 Bayou City Squeezebox Offset Program, L.P. (“2012 Squeezebox Offset”) was formed in Kentucky on March 13, 2012 to acquire up to a 5% working interest in the Squeezebox Shallow well located in Cameron Parrish, Louisiana. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2012, the Company had received $351,500 in Turnkey Fees associated with the 2012 Squeezebox Offset program. To date the 2012 Squeezebox Offset has acquired a 2.08% working interest and does not plan to acquire any additional interest in the well. The Company has realized a profit of $283,011 from Turnkey Fees as of September 30, 2012.

The Opportunity Fund VII, LLC and Affiliated Partners

In April 2011, the Company acquired a 25% ownership interest in Affiliated Partners, a general partnership formed for the purpose of holding an 80% interest in Loanmod, LLC, a Delaware limited liability company (“Loanmod”). Affiliated Partners is also owned by our President, Stephen Larkin (50%) and our director, Travis Creed (25%). The Company acquired its interest in Affiliated Partners in exchange for its agreement to serve as the managing member and investment manager of the Opportunity Fund VII, LLC, a Delaware limited liability company (the “Opportunity Fund”), which invests in mortgage notes and land contracts secured by real estate (the “Mortgages and Contracts”). The purchases of Mortgages and Contracts by the Opportunity Fund are facilitated primarily by Loanmod, which receives income as a result in connection with its acquisition of Mortgages and Contracts for the Opportunity Fund. In the event that the Opportunity Fund acquires Mortgages and Contracts from an unaffiliated party, the Company is entitled to a transaction feed from the Opportunity Fund equal to 2.5% of the purchase price of all Mortgages and Contracts acquired from such third party. During the nine months ended September 30, 2012, the Company received income of $142,168 from its Affiliated Partners Interest.

Description of Properties

The following are the primary properties held by the Company as of September 30, 2012:

Developed Properties

Chapman No. 75-1: The Company owns an 8% working interest in 1 well located in Nueces County, Texas, which began production in October 2009. The well stopped producing in April 2012, and has since been plugged and abandoned.

Garcitas #1: The Company owns an 11.2% working interest in 1 well located in Jackson & Victoria County, Texas, which began production in March 2010. The well produces approximately 6 barrels of oil (“Bbls”) per day as of the date of this Report.

Rooke B-1: The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas, which began production in February 2010. The well stopped producing in September 2012 and is in the process of being re-completed.

Rooke #2: The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas, which began production in May 2010. The well produces approximately 6 Bbls per day as of the date of this Report.

Miller A-1: The Company owns a 0.81% working interest in the Miller A-1, a gas well is located in Colorado County, Texas, which began production in August 2011. The well was subsequently recompleted but has ceased production. We expect the well will be plugged and abandoned.

Kleimann #1: The Company owns a 0.26% working interest in the Kleimann #1, a well located in Colorado County, Texas, which began production in March 2012. The well is currently producing approximately 176 Mcf of natural gas and 11 Bbls per day as of the date of this Report.

Squeeze Box: The Company owns a 0.78% working interest in the Squeezebox well, a gas well located in Cameron Parish, Louisiana, which began production in November 2011. The well produces approximately 1,472 Mcf of natural gas and 6 Bbls per day as of the date of this Report.

Little Chenier: The Company owns a 0.50% working interest in the Little Chenier well, a gas well located in Cameron Parish, Louisiana. The well stopped producing in September 2012 and the Company is evaluating whether or not to conduct additional operations.

Prairie Bell East: The Company owns a 0.49% working interest in the Prairie Bell East well, a gas well located in Colorado County, Texas, which began production in February 2012. The well produces approximately 1,847 Mcf of natural gas and 64 Bbls per day as of the date of this Report.

Prairie Bell West: The Company owns a 0.49% working interest in the Prairie Bell West well, which is located in Colorado County, Texas. After a pipeline was built, attempts to bring the well to production were unsuccessful. The well is scheduled to be plugged and abandoned.

Loma Blanca: The Company owns a 0.59% working interest in the Loma Blanca well, which is located in Brookes County, Texas. The well was completed and production began as of August 2012, but no revenue was received during the period covered in this Report.

Koehn #2: The Company owns an 11.0% working interest in the Koehn #2 well, which is located in Colorado County, Texas. The well has been completed and production revenue is anticipated in the fourth quarter 2012.

Key Undeveloped Properties

On August 29, 2011, the Company invested $190,000 and entered into the Next Energy Illinois Basin Oil & Gas Lease Development JV (“Next Energy JV”), a joint venture with Next Energy, LLC and other industry participants to evaluate, test and purchase mineral leases in the Illinois Basin. The venture is targeting up to 300,000 net acres of oil and gas leases. The investment entitles the Company to a 0.005% interest in the Next Energy JV. The Company does not own a direct interest in any of the acreage, but rather an interest in a joint venture that holds undeveloped acreage.

Critical Accounting Policies

Since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, there have been no changes to the Company’s Critical Accounting Policies.

Results of Operations

Comparison of Three Month Periods Ended September 30, 2012 and September 30, 2011

The Company had a net income of $35,482 for the three months ended September 30, 2012 compared to a net income of $264,634 for the same period in 2011. The income per common share was $0.04 during the third quarter of 2012 compared to a loss per common share of $0.91 during the third quarter of 2011. The change in net income in the third quarter of 2012 was primarily the result of more Turnkey Contract revenue being recognized in 2011 than in 2012, offset by an increase in dry hole and abandonment costs. Expenses from the third quarter of 2011 to the third quarter of 2012 include a$465,995 decrease in Turnkey Contract drilling costs, a $6,797 decrease in marketing costs, a $33,690 increase in depreciation, depletion and amortization expense, a $10,760 decrease in lease operating expenses and production taxes, a $65,897 increase in abandonment and dry hole costs, and a $4,331 increase in general and administrative costs.

Operating Revenues

The Company’s operating revenues decreased $669,906 in the three months ended September 30, 2012 as compared to the same period in 2011. This significant decrease was primarily a result of recognizing $680,908 more income from Turnkey Fees in the third quarter of 2011 than recognized during the same period in 2012. However, revenues from the oil and gas production increased $11,002 during the third quarter of 2012 as compared to the same period in 2011 due to an increase of wells being in production.

Operating Costs and Expenses

The Company’s total operating costs decreased $379,634 from three months ended September 30, 2011 compared to the three months ended September 30, 2012. The decrease in total costs was primarily a result of $589,918 in Turnkey Contract costs being recognized in 2011 compared to $123,923 in 2012. In addition, direct operating costs (reflected as lease operating expenses and production taxes on the Company’s statement of operations) were $163 for the three months ended September 30, 2012 as compared to $10,923 during the three months ended September 30, 2011, and marketing costs decreased $6,797 during the third quarter of 2012 as compared to the same period in 2011. In addition, the Company saw decreases of $10,760 in lease operating expsense increases of $65,897 in abandonment and dry hole costs and $33,690 in depreciation, depletion and amortization costs during the period as compared to the three months ended September 30, 2011.

The Company’s decreases in Turnkey Contract drilling costs, marketing costs and operating costs and expenses were offset by increases of $65,897 in abandonment and dry hole costs, $33,690 in abandonment and dry hole costs, and a $4,331 increase in general and administrative expenses in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Other Income

During the three months ended September 30, 2012, the Company recognized $61,120 in income from Affiliated Partners. The Company did not hold an interest in Affiliated Partners during the three months ended September 30, 2011. The income recognized during the period was the result of revenues generated by Loanmod in connection with acquisitions of Mortgages and Contracts by the Opportunity Fund. See Note 3 “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in the Company’s footnotes to this Report.

Comparison of the Nine Month Periods Ended September 30, 2012 and September 30, 2011

The Company had a net income of $384,393 for the nine months ended September 30, 2012 compared to a net loss of $180,961 for the same period in 2011, an $565,354 increase from period to period. The income per common share was $0.48 during the nine months of 2012 compared to a loss per common share of ($0.62) during the same period of 2011. The increase in net income in the first nine months of 2012 was primarily the result of increased net income recognized from Turnkey Contracts with limited partnerships the Company manages. Operating costs and expenses from the first nine months of 2011 to the first nine months of 2012 increased from $1,286,629 for the nine months ended September 30, 2011 to $1,699,593 for the same period of 2012. These increases are comprised of a $139,054 increase in marketing costs, a $20,788 increase in general and administrative costs, an $11,979 increase in depreciation, depletion and amortization expense, an increase of $43,198 in abandonment and dry hole costs, a $12,195 increase in lease operating expenses and production taxes.

Operating Revenues

The Company’s operating revenues increased $838,714 in the nine months ended September 30, 2012 as compared to the same period in 2011. This increase was primarily a result of $1,829,164 of revenue in Turnkey Fees during the nine month period ended September 30, 2012, compared to $1,009,604 during the same period in 2011. In addition, operating revenues increased $19,154 from the first nine months of 2011 to the first nine months of 2012 as a result of oil and gas sales by the partnerships managed by the Company. This increase was largely due to the fact that the Company received revenues from a greater number of wells it managed during the first nine months of 2012 as compared to the nine months ended September 30, 2011.

Operating Costs and Expenses

The Company’s total operating costs increased $412,964 from nine months ended September 30, 2011 compared to the nine months ended September 30, 2012. The rise in total costs was primarily a result of an increase of $185,750 in costs associated with the Company’s performance of Turnkey Contracts associated with the limited partnership it manages, coupled with increases in all facets of the Company’s operations during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2012, including a $139,054 increase in marketing costs associated with the partnerships we sponsor, a $12,195 increase in direct operating costs, a $43,198 increase in abandonment and dry hole costs, an $11,979 increase in depreciation, depletion and amortization expense and a $20,788 increase in general and administrative costs.

Turnkey Contract drilling costs accounted for $775,668 of the Company’s total operating costs for the nine months ended September 30, 2012, whereas the Company had $589,918 in expenses associated with Turnkey Contracts during the same period of 2011. In addition, we saw a $139,054 increase in the Company’s marketing costs during the nine month period with $282,844 in marketing costs during the nine months ended September 30, 2012 compared to $143,790 during the nine months ended September 30, 2011. This increase was primarily due to increased broker-dealer fees paid as a result of the Company’s sponsorship of a greater number of partnerships during 2012. The Company’s general and administrative expenses increased to $456,009 for the first nine months 2012 as compared to $435,221 for the first nine months of 2011. The increase in general and administrative expenses resulted primarily from a $38,181 increase in auditing fees during the first nine months of 2012 due to the consolidation of the Company’s partnerships and certain affiliates for reporting purposes.

Direct operating costs are reflected as lease operating expenses and production taxes on the Company’s statement of operations and were $44,295 for the nine months ended September 30, 2012 as compared to $32,100 during the nine months ended September 30, 2011. These costs increased $12,195 during the period because the Company owned interests in nine producing oil and gas wells that were in operation during the nine months of 2012, whereas during the same period in 2011, the Company only held interest in four operating wells in which reserves were depleting.

In addition, the Company saw increases in both abandonment and dry hole costs, which increased from $23,705 for the nine months ended September 30, 2011 to $66,903 for the nine months ended September 30, 2012, and depreciation, depletion and amortization costs which increased from $61,895 for the nine months ended September 30, 2011 to $73,874 for the nine months ended September 30, 2012. Both increases were primarily attributable to the Company’s management of a greater number of oil and gas wells in 2012.

Other Income

During the nine months ended September 30, 2012, the Company recognized $142,168 in income from Affiliated Partners. The Company did not hold an interest in Affiliated Partners during the nine months ended September 30, 2011. See Note 3 “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in the Company’s footnotes to this Report.

Balance Sheet Review

Assets: The Company’s total assets increased $636,499 from $1,719,428 for the year ended December 31, 2011 to $2,355,927 for the period ended September 30, 2012.

The primary reason for the increase in the Company’s current assets was due to the $265,560 increase in investments the Company made as well as an increase of $319,322 in cash, which was attributable to income from Turnkey Fees and the proceeds from the sale of its Common Stock.

In addition, the Company saw two significant increases in its total assets as a result of new business operations. During the period the Company recognized $123,659 in other investments at cost, as a result of its direct purchase of an oil and gas well. In addition, the Company realized $141,901 of investment income derived from its interest in Affiliated Partners, described above.

Liabilities: The Company’s total liabilities decreased $97,894 from $1,083,212 for the year ended December 31, 2011 to $985,318 for the quarter ended September 30, 2012. The decrease in liabilities was primarily a result of a decrease in accounts payable and accrued expenses by $128,794 from $154,705 at year end to $25,911 at September 30, 2012, and an increase of $30,900 in net turnkey partnership obligations owed by the Company at September 30, 2012 as compared to December 31, 2011, as a result of the Company’s sponsorship of additional partnerships over the nine month period.

Liquidity and Capital Resources

The Company’s liquidity position has significantly improved as a result of the Company’s implementation of its current business plan, in which the Company sponsors and serves as managing general partner of limited partnerships formed for the purpose of conducting oil and gas exploration and production operations. As a result of its formation and sponsorship of such limited partnerships, the Company has received Turnkey Fees from Turnkey Contracts in addition to increased revenues from oil and gas production. The Company intends to continue to sponsor such partnerships and receive revenues from similar turnkey arrangements in order to fund its operations. The Company’s ability to continue and maintain profitable operations is contingent upon its continued ability to sponsor additional partnerships and earn Turnkey Fees. In addition, the Company believes it will continue to earn revenue from its direct oil and gas holdings, including holdings from the oil and gas limited partnerships it manages. The total production capability of the nine currently producing wells and their cash flows is known, and diminishing. Revenues from currently producing wells will not be sufficient to sustain the Company’s operations on a going forward basis. Based on the Company’s projected expenses, we believe our current cash resources are sufficient to fund operations for at least the next twelve months.

As of September 30, 2012, the Company’s cash balance was $1,579,256 and its liabilities totaled $985,318, which include $774,501 in partnership obligations pursuant to its Turnkey Contracts with the partnerships it manages, as well as $25,911 in accounts payable and accrued expenses, $84,906 in related party accounts payable, and $100,000 in a note payable to a minority shareholder. Cash on hand at June 30, 2012, was primarily from Turnkey Fees received from the partnerships the Company manages and cash provided by financing activities, offset by costs associated with the purchase of oil and gas properties.

Net cash provided by operating activities during the nine months ended September 30, 2012 was $256,088. The $384,393 in net income from the first nine months of 2012 was primarily a result of the Company’s 2011 Bayou City Year End Drilling Program and 2012 Squeeze Box Offset Program (“Squeezebox”) Turnkey Fees being recognized as income. The Company’s $384,393 in net income was offset, in part, by a $66,903 charge for abandonments and dry holes, which was paid by the Company with respect to its Squeezebox program, in which the Company held a working interest in a well outside of a partnership and was required to pay costs associated with plugging and abandoning a dry hole. Net income was further offset by $141,901 in earnings of the Company from its affiliate, Affiliated Partners for which the Company has not yet received payment. In addition, accounts payable and accrued liabilities offset income by $128,794 during the nine months ended September 30, 2012. Net cash used in investing activities was $264,266 during the nine months ended September 30, 2012, which was a result of the purchase of oil and gas properties The Company used $264,266 over the nine month period for investing activities, comprised of $140,607 for the purchase of oil and gas properties and $123,659 for an investment in Bayou City Exploration Opportunity Fund, L.P., a partnership sponsored by the Company.

In addition, the Company recognized $327,500 in cash proceeds from the issuance of 70,000,000 shares of its Common Stock to eight investors in a private transaction during the quarter ended March 31, 2012. As a result of increases in cash from operating activities and financing activities, offset by cash used in investing activities, the Company saw a $319,321 net increase in cash during the period ended September 30, 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer, conducted an evaluation with the participation of our management of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our principal executive officer, our principal financial officer and our management concluded that the Company's disclosure controls and procedures as of September 30, 2012 were effective to provide reasonable assurance that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our first nine months ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no unreported sales of unregistered securities during the quarter ended September 30, 2012.

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

BAYOU CITY EXPLORATION, INC

Date: November 16, 2012	/s/ Charles T. Bukowski
Charles T. Bukowski
Chief Executive Officer and President (Principal Executive Officer and Authorized Signatory)

Date: November 16, 2012	/s/ Stephen C. Larkin
Stephen C. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)

