Form 10-Q
period 2013-03-31
BAYOU CITY EXPLORATION, INC.
filed 2013-05-10
CIK 1050957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes       ☑ No

Shares outstanding for each class of stock as of the latest practicable date:

Title or Class	Shares Outstanding on May 10, 2013
Common Stock, $0.005 par value	990,176

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$1,374,805	$2,087,480
Accounts receivable:
Trade and other	69,565	60,790
Receivable due from affiliates	146,954	104,167
Prepaid expenses and other	92,770	117,142

TOTAL CURRENT ASSETS	1,684,494	2,369,579

OIL AND GAS PROPERTIES, NET	325,042	340,053
OTHER FIXED ASSETS, NET	17,891	19,680
OTHER INVESTMENTS AT COST	126,128	126,128
INVESTMENT IN UNCONSOLIDATED AFFILIATE COMPANY	28,075	150,099
INVESTMENTS HELD FOR SALE	190,000	190,000

TOTAL ASSETS	$2,371,630	$3,195,539

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$50,094	$53,953
Accounts payable – minority shareholder	84,906	84,906
Turnkey partnership obligation	229,582	582,746
Accounts payable – related party	–	530,611
Notes payable – minority shareholders	100,000	100,000
Federal income taxes payable	29,374	32,697

TOTAL CURRENT LIABILITIES	493,956	1,384,913

TOTAL LIABILITIES	493,956	1,384,913

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012	–	–
Common stock, $0.005 par value; 150,000,000 shares authorized; 990,176 shares outstanding at March 31, 2013 and December 31, 2012	4,951	4,951
Additional paid in capital	13,912,814	13,912,814
Accumulated deficit	(12,040,091)	(12,107,139)

TOTAL STOCKHOLDERS' EQUITY	1,877,674	1,810,626

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,371,630	$3,195,539

The accompanying notes are an integral part of these consolidated financial statements.

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
OPERATING REVENUES:
Oil and gas sales	$108,306	$59,567
Turnkey drilling contract revenue	343,868	1,578,697

TOTAL OPERATING REVENUES	452,174	1,638,264

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	(1,402)	19,116
Depreciation, depletion and amortization	31,686	27,989
Turnkey drilling contract costs	168,887	722,412
Marketing costs	46,126	68,621
General and administrative costs	148,332	148,291

TOTAL OPERATING COSTS	393,629	986,429

OPERATING INCOME (LOSS)	58,545	651,835

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)	10,106	–
Equity in earnings from affiliated company	28,075	–

NET INCOME BEFORE INCOME TAX PROVISION	96,726	651,835

Income tax provision	(29,678)	–

NET INCOME	$67,048	$651,835

NET INCOME PER COMMON SHARE - BASIC	$0.07	$1.40

NET INCOME PER COMMON SHARE - DILUTED	$0.07	$1.38

Weighted average common shares outstanding -
Basic	990,176	465,176

Diluted	990,176	471,097

The accompanying notes are an integral part of these consolidated financial statements.

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$67,048	$651,835
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, depletion, and amortization	31,686	27,989
Interest contributed as capital by shareholder	–	495
Abandonments and dry holes	–	–
Equity in earnings of affiliated company	(28,075)	–
Stock issued for services	–	22,500
Change in operating assets and liabilities:
Accounts receivable - trade	(9,175)	(37,162)
Receivable from partnerships	(42,787)	–
Prepaid expenses and other	24,372	–
Accounts payable and accrued liabilities	(3,859)	(81,178)
Turnkey partnership obligation	(353,164)	(50,130)
Accounts payable – related party	(530,611)	–
Federal income tax payable	(3,323)	–

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(847,888)	534,349

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(14,886)	(130,066)
Cash received from unconsolidated affiliated company	150,099	–

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	135,213	(130,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuing stock	–	327,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	–	327,500

NET INCREASE (DECREASE) IN CASH	(712,675)	731,783

CASH AT BEGINNING OF PERIOD	2,087,480	1,259,934

CASH AT END OF PERIOD	$1,374,805	$1,991,717

The accompanying notes are an integral part of these consolidated financial statements.

BAYOU CITY EXPLORATION, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The financial statements of Bayou City Exploration, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-K of the Company for its fiscal year ended December 31, 2012 and subsequent filings with the SEC.

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

Accounts Receivable

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Based upon a review of trade receivables as of March 31, 2013, there were no accounts receivable considered potentially uncollectible.

Managed Limited Partnerships

The Company sponsors limited partnerships for which it serves as the Managing General Partner. The Company normally participates for 10% of each limited partnership as its Managing General Partner, and accounts for the investment under proportionate consolidation. Revenues received and changes in the partnership investments are recorded as oil and gas revenues and net assets, respectively.

Consolidation Policy

The Company consolidates its interest in joint ventures and partnerships in the oil and gas industry using the “proportionate consolidation” method provided for in Accounting Standards Codification (ASC) Topic 810-10-45-14, Consolidation – Other Presentation Matters. A proportionate consolidation is permitted when the Company does not control the joint venture or partnership but nonetheless exercises significant influence.  Under this method, the Company recognizes their proportionate share of each partnership’s assets, liabilities, revenues and expenses, which are included in the appropriate classifications on the Company’s consolidated financial statements.

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

The costs of drilling exploratory wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If, after a year has passed, the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired and its costs are charged to expense. At March 31, 2013 and December 31, 2012 the Company had $0 in capitalized costs pending determination.

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

Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances in one financial institution located in Bowling Green, Kentucky. The account the cash balance reflects is insured by the Federal Deposit Insurance Corporation (“FDIC”) for an unlimited amount since it meets the FDIC’s requirements as a noninterest-bearing account. At March 31, 2013, the cash balances were at $1,374,805.

Offering Related Expenses

The Company expenses marketing-related offering expenses as these are incurred. Marketing expenses totaled $46,126 and $68,621 in the three months ended March 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

The carrying cash value and cash equivalents, receivables, prepaids, accounts payable, notes payable and advances payable approximate their fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risk arising from these financial instruments.

3. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Sale of Common Stock to Related Parties

On March 8, 2012, the Company entered into a Stock Purchase Agreement with eight investors (the “Investors”), pursuant to which the Company sold 700,000 shares of the Company’s common stock, $0.005 par value (the “Common Stock”) in a private offering (the “Offering”) at a price of $0.005 per share, for total consideration to the Company valued at $350,000.  The Investors included Charles T. Bukowski, Jr., the Company’s former President and a former member of the Company’s Board of Directors (the “Board”), Travis N. Creed, a member of the Board, Stephen C. Larkin, the Company’s President and Chief Financial Officer as well as a member of the Board, Robert D. and Doris R. Burr, the Company’s former Chief Executive Officer and his spouse, Danny Looney, the Company’s tax accountant, Harry J. Peters, a consultant to the Company, Robert Shallow, a current stockholder, and G2 International, Inc., a consultant to the Company. Of the $350,000, $327,500 was collected in cash and $22,500 was issued in satisfaction of payment for consulting services.

As of March 31, 2013, there were 990,176 shares of Common Stock issued and outstanding. Stephen C. Larkin, President, Director and Chief Financial Officer of the Company, beneficially owns approximately 27.06% of the issued and outstanding Common Stock as a result of his purchase in the Offering.

Payables and Notes Payable to Related Parties

As of March 31, 2013 and December 31, 2012, the Company had the following debts and obligations to related parties:

	March 31, 2013	December 31, 2012

Note Payable to a minority shareholder	$100,000	$100,000

Total Note Payable to a minority shareholder	$100,000	$100,000

During the fourth quarter 2007, Peter Chen, a minority shareholder, loaned the Company $100,000 to finance the Company’s operations. The Company executed a written promissory note on October 4, 2007 which is due on demand and bears an interest rate of 0%.

The Opportunity Funds and Affiliated Partners

In April 2011, the Company acquired a 25% ownership interest in Affiliated Partners, a general partnership formed for the purpose of holding an 80% interest in Loanmod, LLC, a Delaware limited liability company (“Loanmod”). Affiliated Partners is also owned by our President, Chief Executive Officer, Chief Financial Officer and director, Stephen Larkin (50%) and our other director, Travis Creed (25%). The Company acquired its interest in Affiliated Partners in exchange for its agreement to serve as the managing member and investment manager of the Opportunity Fund VII, LLC, a Delaware limited liability company (the “Opportunity Fund VII”), which invests in mortgage notes and land contracts secured by real estate. The Company also serves as the managing member and investment manager of the BYCX Opportunity Fund I (“BYCX Fund I”), established in June 2011, and the Opportunity Fund VIII, LLC (the “Opportunity Fund VIII,” and collectively with the other managed funds, the “Opportunity Funds”), established February 2013, both of which are also Delaware limited liability companies that invest in mortgage notes and land contracts. The purchases of mortgage notes and land contracts by the Opportunity Funds are facilitated primarily by Loanmod, which receives income in connection with its acquisition of mortgage notes and land contracts for the Opportunity Funds. In the event that an Opportunity Fund acquire mortgage notes and land contracts from an unaffiliated party, Loanmod is entitled to a transaction fee from such Opportunity Fund equal to 2.5% of the purchase price of all mortgage notes and land contracts acquired from such third party.

Bonus Payment to Chief Executive Officer

In February 2013, the Company paid Stephen Larkin, its President, Chief Executive Officer and Chief Financial Officer, a bonus of $27,750 (the “2012 Bonus”). The 2012 Bonus was based upon the Company’s performance during the 2012 fiscal year.

4. OIL AND GAS PROPERTIES

Oil and Gas properties, stated at cost, consisted of the following:

	March 31, 2013	December 31, 2012
Proved oil and gas properties	$791,423	$776,540

Total oil and gas properties	791,423	776,540

Less accumulated depletion and amortization	(466,381)	(436,487)
Less impairment	–
Net oil and gas properties	$325,042	$340,053

5. COMMITMENTS AND CONTINGENCIES

Commitments

As of March 31, 2013, neither the Company nor any of its properties is subject to any material pending legal proceedings.

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

6. STOCKHOLDERS’ EQUITY

Authorization to Issue Shares — Preferred and Common

The Company is authorized to issue two classes of stock that are designated as common and preferred stock. As of March 31, 2013, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as Common Stock, of which 990,176 were outstanding, and 5,000,000 shares designated as preferred stock, of which no shares were outstanding.

Issuance of Equity Securities

As described in Note 3 above, on March 8, 2012, the Company conducted a private offering pursuant to which the Company sold 700,000 shares of the Company’s Common Stock for total consideration to the Company valued at $350,000.  The consideration for the Common Stock was paid primarily in cash, however, the shares issued to one Investor were issued in exchange for settlement of outstanding invoices for consulting services rendered.

During the three months ended March 31, 2013, the Company did not issue any equity securities.

Stock Options

During the three months ended March 31, 2013, the Company did not issue any options to purchase shares of the Company’s Common Stock, and no outstanding options were exercised during this period.

Reverse Split of Common Stock

On July 26, 2012, the Company effected a 1 for 100 reverse stock split of the Company’s Common Stock, resulting in a reduction of the number of shares outstanding of the Company from approximately 99,003,633 to approximately 990,000. At March 31, 2013, the Company had 990,176 shares of Common Stock outstanding. Persons holding less than 100 shares of Common Stock received one share of Common Stock. The rights and privileges of the holders of shares of Common Stock were substantially unaffected by the reverse stock split. All issued and outstanding options, warrants and convertible securities were appropriately adjusted for the reverse stock split automatically on the effective date of the reverse stock split, and have been presented in the financial statements to adjust for the reverse stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012 as well as with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

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

As of March 31, 2013, the Company had total assets of $2,371,630, total liabilities of $493,956 and stockholders’ equity of $1,877,674. The Company had a net income of $67,048 for the three months ended March 31, 2013 compared to a net income of $651,835 during the three months ended March 31, 2013. The net income per common share was $0.07 per share during the three months ended March 31, 2013 as compared to net income per common share of $1.40 during the same period in 2012. All per share data in this report has been adjusted to give effect to applicable stock issuances and conversions and the Company’s 2012 reverse stock split.

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

Formation of Investment Partnerships

During the three months ended March 31, 2013, we served as the managing general partner of eight limited partnerships formed for the purpose of oil and gas exploration and drilling. The Company has entered into Turnkey Contracts with each of the partnerships pursuant to which it receives turnkey fees for drilling the partnerships’ wells and, if applicable, completing the wells (the “Turnkey Fees”).

The 2011 Bayou City Two Well Drilling Program, L.P. (the “2011 Drilling Program”) was formed in Kentucky on January 10, 2011, and planned to acquire up to a 2.125% working interest in two oil and gas wells known as the Miller Prospect Well and the Squeeze Box Prospect Well in Colorado County, Texas. The 2011 Drilling Program has acquired a 1.78% working interest in the wells. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At March 31, 2013, the Company had received $327,750 in Turnkey Fees associated with the 2011 Drilling Program. The Company has realized a profit of $197,253 from the Turnkey Fees received as of March 31, 2013.

The 2011 Bayou City Drilling & Production Program, L.P. (the “Drilling and Production Program”) was formed on March 18, 2011 to acquire a 2.875% working interest in the same two wells as the 2011 Drilling Program. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At March 31, 2013, the Company had received $529,000 in Turnkey Fees associated with the Drilling and Production Program. The Company realized a profit of $343,677 from the Turnkey Fees received as of March 31, 2013.

The 2011-C Bayou City Offset Drilling Program, L.P. (the “2011-C Drilling Program”) was formed in Kentucky on April 12, 2011 to acquire up to a 5% working interest in the Kleimann #1 Well, located in Colorado County, Texas. The 2011-C Drilling Program ended up only acquiring a 2.625% working interest in the Kleimann #1 well. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership well. At March 31, 2013, the Company had received $234,938 in Turnkey Fees associated with the 2011-C Drilling Program. The Company realized a profit of $137,865 from the Turnkey Fees received as of March 31, 2013.

The 2011-D Bayou City Two Well Drilling Program, L.P. (the “2011-D Drilling Program) was formed in Kentucky on May 10, 2011 to acquire a 5% working interest in the Prairie Bell West Prospect Well and the Prairie Bell East Prospect Well located in Colorado County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At March 31, 2013, the Company had received $949,924 in Turnkey Fees associated with the 2011-D Drilling Program. The Company realized a profit of $524,958 from the Turnkey Fees received as of March 31, 2013.

The 2011 Bayou City Year End Drilling Program, L.P. (“2011 Year End Program”) was formed in Kentucky on September 13, 2011 to acquire a 6.48% working interest in the Loma Blanca Well located in Brooks County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At March 31, 2013, the Company had received $1,801,500 in Turnkey Fees associated with the 2011 Year End Program. The Company realized a profit of $956,462 from the Turnkey Fees received as of March 31, 2013.

The 2012-A Bayou City Drilling Program, L.P. (“2012-A Program”) was formed in Kentucky on December 13, 2011 to acquire an 8.33% working interest in the Altair Well located in Colorado County, Texas. However, the Company made a decision and received a majority vote from the partnership to acquire interest in three different wells, the McCarthy Trust #2 with a 4.1667% working interest, the Seabreeze #1 Well with a 4.1667% working interest, and the Seabreeze #3 Well with a 0.833%, all located in Chambers County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At March 31, 2013, the Company had received $1,303,512 in Turnkey Fees associated with the 2012-A Year End Program. The Company realized a profit of $674,618 as of March 31, 2013.

The 2012 Bayou City Year End Drilling Program, L.P. (“2012 Year End Program”) was formed in Kentucky on October 9, 2012 to acquire an 2.5% working interest in the Galveston Bay Well located in Galveston County, Texas. The Company paid for and holds a 1% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At March 31, 2013, the Company had received $337,121 in Turnkey Fees associated with the 2012 Year End Program. The Company has not realized a profit as of March 31, 2013.

The 2013 Bayou City Seabreeze Offset Drilling Program, L.P. (“2013 Seabreeze Offset Program”) was formed in Kentucky on February 12, 2013 to acquire an 4.167% working interest in the Seabreeze #2 Well and a 3.33% working interest in the Seabreeze #3 Well, both of which are located in Chambers County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At March 31, 2013, the partnership had received $452,500 in Turnkey Fees associated with the 2013 Seabreeze Offset Program. The Company has not realized a profit as of March 31, 2013.

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

The BYCX Fund I was organized on June 28, 2011 with the objective of investing in a managed portfolio comprised of Mortgage Notes and Land Contracts secured by real estate to provide members with quarterly cash distributions. The subscription periods in which units were offered for sale in the Opportunity Funds have closed. Fund VI, BYCX Fund I and Opportunity Fund VII are participants in a “Holding Fund” called 2011-12 Opportunity Fund 6-1, LLC, which is managed by the Company and Blue Ridge Group, Inc. As of January 2013, Fund VI owns approximately 52% of the Holding Fund, BYCX Fund I owns approximately 28% of the Holding Fund and Opportunity Fund VII owns approximately 20% of the Holding Fund. The Holding Fund has acquired 437 Mortgage Notes and Land Contracts with unpaid balances totaling approximately $15,807,695. The Holding Fund was capitalized with approximately $10,632,660 as of December 31, 2012. The first quarterly distributions from the Holding Fund were made in January 2012. During the three months ended March 31, 2013, approximately $443,922 was distributed to Holding Fund members.

Description of Properties

The following are the primary properties held by the Company as of March 31, 2013:

Developed Properties

Rooke #2: The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas, which began production in May 2010. The well produces approximately 11 barrels of oil (“Bbls”) per day as of the date of this Report.

Kleimann #1: The Company owns a 0.26% working interest in the Kleimann #1, a well located in Colorado County, Texas, which began production in March 2012. The well is currently producing approximately 228 thousand cubic feet (“Mcf”) of natural gas and 6 Bbls per day as of the date of this Report.

Squeeze Box: The Company owns a 0.78% working interest in the Squeezebox well, a gas well located in Cameron Parish, Louisiana, which began production in November 2011. The well produces approximately 971 Mcf of natural gas and 6 Bbls per day as of the date of this Report.

Prairie Bell East: The Company owns a 0.49% working interest in the Prairie Bell East well, a gas well located in Colorado County, Texas, which began production in February 2012. The well produces approximately 1,177 Mcf of natural gas and 35 Bbls per day as of the date of this Report.

Loma Blanca: The Company owns a 0.59% working interest in the Loma Blanca well, which is located in Brookes County, Texas. The well was completed and production began as of August 2012. The well produces approximately 92 Mcf of natural gas and 6 Bbls per day as of the date of this Report.

Koehn #2: The Company owns an 11.0% working interest in the Koehn #2 well, which is located in Colorado County, Texas. The well was completed and production began as of October 2012. The well produces approximately 103 Bbls per day and 721 Mcf of natural gas as of the date of this Report.

Galveston Bay: The Company owns a 0.01% working interest in the Galveston Bay well, which is located in Galveston County, Texas. The well is scheduled to be drilled in May of 2013.

McCarthy Trust #2: The Company owns a 0.42% working interest in the McCarthy Trust #2 Well, which is located in Chambers County, Texas. The well has been drilled and completed, but no revenue has been received as of the filing date of the report.

Seabreeze #1: The Company owns a 0.42% working interest in the Seabreeze #1 Well, which is located in Chambers County, Texas. The well has been drilled and completed, but no revenue has been received as of the filing date of the report.

Key Undeveloped Properties (Assets Held for Sale)

On August 29, 2011, the Company invested $190,000 and entered into the Next Energy Illinois Basin Oil & Gas Lease Development JV (“Next Energy JV”), a joint venture with Next Energy, LLC and other industry participants to evaluate, test and purchase mineral leases in the Illinois Basin. The Next Energy JV is targeting up to 300,000 net acres of oil and gas leases. The investment entitles the Company to a 0.005% interest in the Next Energy JV. The Company does not own a direct interest in any of the acreage, but rather an interest in a joint venture that holds undeveloped acreage.

Critical Accounting Policies

Since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, there have been no changes to the Company’s Critical Accounting Policies.

Results of Operations

Comparison of Three Month Periods Ended March 31, 2013 and March 31, 2012

The Company had a net income of $67,048 for the three months ended March 31, 2013 compared to a net income of $651,835 for the same period in 2012. The income per common share was $0.07 during the first quarter of 2013 compared to an income per common share of $1.40 during the first quarter of 2012. The change in net income in the first quarter of 2013 was primarily the result of less Turnkey Contract revenue being recognized in 2013 than in 2012, offset by increases in oil and gas sales and decreases in total operating costs. Expenses from the first quarter of 2012 to the first quarter of 2013 include a $22,495 decrease in marketing costs, a $29,678 increase in income taxes, a $3,697 increase in depreciation, depletion and amortization expense, and a $20,518 decrease in lease operating expenses and production taxes. Turnkey drilling contract costs from period to period decreased $553,525, from $722,412 for the three months ended March 31, 2012 to $168,887 for the same period of 2013.

Operating Revenues

The Company’s operating revenues decreased $1,186,090 in the three months ended March 31, 2013 as compared to the same period in 2012. This significant decrease was primarily a result of recognizing $1,234,829 more income from Turnkey Fees in the first quarter of 2012 than the first quarter of 2013. Revenues from the oil and gas production revenues increased $48,739 over the same period in 2012 due to production from the Koehn #2 well, which produces net revenue of in excess of $28,000 a month and was not producing during the first quarter of 2012.

Operating Costs and Expenses

The Company’s total operating costs decreased $592,800 from three months ended March 31, 2012 compared to the three months ended March 31, 2013. The decrease in total operating costs was primarily a result of $722,412 in Turnkey Contract costs being recognized in 2012 compared to $168,887 in 2013. In addition, the Company saw decreases of $20,518 in lease operating expenses and $22,495 in marketing costs during the period ended March 31, 2013, as compared to the three months ended March 31, 2012.

The Company’s decreases in operating costs and expenses were offset by a slight increase in depletion, depreciation, and amortization. Depletion, depreciation, and amortization for the three months ended March 31, 2013 were $31,686 as compared to $27,989 during the three months ended March 31, 2012. These costs increased $3,697 during the period as a result of the Koehn #2, in which the Company owns 11% working interest, causing a larger than normal expense to be recognized.

The Company’s general and administrative expenses stayed consistent and increased to $148,332 for the first quarter 2013 as compared to $148,291 for the first quarter of 2012. In addition, the Company recognized $10,106 in miscellaneous income attributable to our wholly owned subsidiary, Rivergreen Financial Group, LLC (“Rivergreen”). Planned Rivergreen operations were abandoned in 2012 and the Company had previously written off expenses associated with Rivergreen, however due to the consolidation method, the Company had to realize a gain due to an elimination entry booked during the three months ended March 31, 2013, which was not present during the first quarter of 2012.

Other Income

During the three months ended March 31, 2013, the Company recognized $28,075 in income from Affiliated Partners. The Company did not hold an interest in Affiliated Partners during the three months ended March 31, 2012. The income recognized during the period was the result of revenues generated by Loanmod in connection with acquisitions of Mortgage Notes and Land Contracts by the Opportunity Fund. See Note 3 “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in the Company’s footnotes to this Report.

Balance Sheet Review

Assets: The Company’s total assets decreased $823,910 from $3,195,539 for the year ended December 31, 2012 to $2,371,629 for the period ended March 31, 2013. The primary reason for the decrease in the Company’s total assets stemmed primarily from a reduction in the Company’s current assets, primarily in cash. Cash decreased $712,675 in the three months ended March 31, 2013 as compared to the same period in 2012, and the Company also recognized a decrease to prepaid expenses in the amount of $24,372 in the three months ended March 31, 2013 as compared to the same period ended 2012.

In addition, the Company a saw a significant decrease in Investment in Unconsolidated Affiliate Company in the amount of $122,024. The significant drop in the asset value was due to cash paid to the Company from Affiliated Partners during the current quarter.

Liabilities: The Company’s total liabilities decreased $890,957 from $1,384,913 for the year ended December 31, 2012 to $493,956 for the quarter ended March 31, 2013. The decrease in liabilities was primarily a result of a decrease by $530,611 in accounts payable - related party expenses, and an decrease of $353,164 in net turnkey partnership obligations owed by the Company at March 31, 2013 as compared to December 31, 2012.

Liquidity and Capital Resources

The Company’s has been consistent in its generation of income since the implementation of its current business plan, in which the Company sponsors and serves as managing general partner of limited partnerships formed for the purpose of conducting oil and gas exploration and production operations. As a result of its formation and sponsorship of such limited partnerships, the Company has received Turnkey Fees from Turnkey Contracts in addition to increased revenues from oil and gas production. The Company intends to continue to sponsor such partnerships and receive revenues from similar turnkey arrangements in order to fund its operations. The Company’s ability to continue and maintain operations is contingent upon its continued ability to sponsor additional partnerships and earn Turnkey Fees. In addition, the Company believes it will continue to earn revenue from its direct oil and gas holdings, including holdings from the oil and gas limited partnerships it manages. The total production capability of the six currently producing wells and their cash flows is known, and diminishing. Revenues from currently producing wells will not be sufficient to sustain the Company’s operations on a going forward basis. Based on the Company’s projected expenses, we believe our current cash resources are sufficient to fund operations for at least the next twelve months.

As of March 31, 2013, the Company’s cash balance was $1,374,805 and its liabilities totaled $493,956, which include $229,582 in partnership obligations pursuant to its Turnkey Contracts with the partnerships it manages, as well as $50,094 in accounts payable and accrued expenses, $84,906 in related party accounts payable, and $100,000 in a note payable to a minority shareholder. Cash on hand at March 31, 2013, was primarily from Turnkey Fees received from the partnerships the Company manages and cash provided by financing activities, offset by costs associated with the purchase of oil and gas properties.

Net cash used in operating activities during the three months ended March 31, 2013 was $847,888. The $67,048 in net income from the first three months of 2013 was primarily a result of the Company’s 2012-A Bayou City Drilling Program Turnkey Fees being recognized as income. Net income was further increased by $28,075 in earnings of the Company from its affiliate, Affiliated Partners, in which the Company holds a 25% equity interest. In addition, accounts payable on related party decreased by $530,611 during the period in comparison to the year ended December 31, 2012. Net cash provided by investing activities was $135,213 during the three months ended March 31, 2013, which was a result of a distribution to the Company of its portion of Affiliated Partner’s income, offset by purchase of 2012 Year End Program’s interest in the Galveston Bay Well.

As a result of decreases in cash from operating activities and increase from financing activities, the Company saw a $712,675 net decrease in cash during the period ended March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during the quarter ended March 31, 2013, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no unreported sales of unregistered securities during the quarter ended March 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
10.1	Operating Agreement of Opportunity Fund VIII , LLC dated February 1, 2013 (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”).
10.2	Lease Agreement between Bayou City Exploration and GC Royalty, LLC, effective January 1, 2013 (incorporated by reference to Exhibit 10.35 of the Company’s 2012 10-K).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2013	BAYOU CITY EXPLORATION, INC.

/s/ Stephen C. Larkin
Stephen C. Larkin
President and Chief Financials Officer

