Form 10-Q
period 2013-06-30
BAYOU CITY EXPLORATION, INC.
filed 2013-08-14
CIK 1050957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No

Shares outstanding for each class of stock as of the latest practicable date:

Title or Class	Shares Outstanding on August 10, 2013
Common Stock, $0.005 par value	990,230

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS:

CURRENT ASSETS:
Cash	$1,361,611	$2,087,480
Accounts receivable:
Trade and other	59,639	60,790
Receivable due from affiliates	523,614	104,167
Prepaid expenses and other	478,612	117,142

TOTAL CURRENT ASSETS	2,423,476	2,369,579

OIL AND GAS PROPERTIES, NET	407,405	340,053
OTHER FIXED ASSETS, NET	16,102	19,680
OTHER INVESTMENTS AT COST	126,128	126,128
INVESTMENT IN UNCONSOLIDATED AFFILIATE COMPANY	36,800	150,099
INVESTMENTS HELD FOR SALE	190,000	190,000

TOTAL ASSETS	$3,199,911	$3,195,539

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$48,686	$53,953
Accounts payable – minority shareholder	84,906	84,906
Turnkey partnership obligation	1,168,383	582,746
Accounts payable – related party	–	530,611
Notes payable – minority shareholder	100,000	100,000
Federal income taxes payable	–	32,697

TOTAL CURRENT LIABILITIES	1,401,975	1,384,913

TOTAL LIABILITIES	1,401,975	1,384,913

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012	–	–
Common stock, $0.005 par value; 150,000,000 shares authorized; 990,230 shares outstanding at June 30, 2013 and December 31, 2012	4,951	4,951
Additional paid in capital	13,912,814	13,912,814
Accumulated deficit	(12,119,829)	(12,107,139)

TOTAL STOCKHOLDERS' EQUITY	1,797,937	1,810,626

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,199,911	$3,195,539

The accompanying notes are an integral part of these consolidated financial statements.

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Oil and gas sales	$75,036	$22,626	$183,342	$92,194
Turnkey drilling contract revenue	215,858	–	559,726	1,578,697

TOTAL OPERATING REVENUES	290,894	22,626	743,068	1,670,891

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	(4,737)	25,016	(6,721)	44,132
Abandonment and dry hole costs	24,469	–	24,469	–
Depletion, depreciation, and amortization	28,694	5,884	60,379	33,873
Turnkey drilling contract costs	104,300	7,562	273,768	661,746
Marketing costs	11,894	179,656	58,019	254,074
General and administrative costs	244,614	188,610	392,947	326,830

TOTAL OPERATING COSTS	409,234	406,728	802,861	1,320,655

OPERATING INCOME (LOSS)	(118,340)	(384,102)	(59,793)	350,236

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)	200	–	10,303	–
Equity in earnings from affiliated company	8,725	80,781	36,800	80,781

NET INCOME (LOSS) BEFORE INCOME TAX PROVISION	(109,415)	(303,321)	(12,690)	431,017

Income tax benefit	29,686	–	–	–

NET INCOME (LOSS)	$(79,729)	$(303,321)	$(12,690)	$431,017

NET INCOME (LOSS) PER COMMON SHARE - BASIC	$(0.08)	$(0.31)	$(0.01)	$0.61

NET INCOME (LOSS) PER COMMON SHARE - DILUTED	$(0.08)	$(0.31)	$(0.01)	$0.61

Weighted average common shares outstanding -
Basic	990,230	990,036	990,230	704,710

Diluted	990,230	990,036	990,230	704,710

The accompanying notes are an integral part of these consolidated financial statements.

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(12,690)	$431,017
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation, depletion, and amortization	60,379	33,873
Abandonments and dry holes	24,469	–
Equity in earnings of affiliated company	(36,800)	–
Stock issued for services	–	22,500
Change in operating assets and liabilities:
Accounts receivable - trade	1,151	(10,477)
Receivable from partnerships	(419,447)	–
Prepaid expenses and other	(361,470)	–
Accounts payable and accrued liabilities	(5,267)	(138,420)
Turnkey partnership obligation	585,637	183,855
Accounts payable – related party	(530,611)	–
Federal income tax payable	(32,697)	–

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(727,346)	522,348

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(148,622)	(4,568)
Purchase of investments	–	(209,947)
Cash received from unconsolidated affiliated company	150,099	–

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,477	(214,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuing stock	–	327,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	–	327,500

NET INCREASE (DECREASE) IN CASH	(725,869)	635,335

CASH AT BEGINNING OF PERIOD	2,087,480	1,259,934

CASH AT END OF PERIOD	$1,361,611	$1,895,269

The accompanying notes are an integral part of these consolidated financial statements.

BAYOU CITY EXPLORATION, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

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

Accounts Receivable

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Based upon a review of trade receivables as of June 30, 2013, there were no accounts receivable considered potentially uncollectible.

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

Consolidation Policy

The Company consolidates its interest in joint ventures and partnerships in the oil and gas industry using the “proportionate consolidation” method provided for in Accounting Standards Codification (ASC) Topic 810-10-45-14, Consolidation – Other Presentation Matters. A proportionate consolidation is permitted when the Company does not control the joint venture or partnership but nonetheless exercises significant influence.  Under this method, the Company recognizes its proportionate share of each partnership’s assets, liabilities, revenues and expenses, which are included in the appropriate classifications on the Company’s consolidated financial statements.

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

The costs of drilling exploratory wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If, after a year has passed, the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired and its costs are charged to expense. At June 30, 2013 and December 31, 2012 the Company had $0 in capitalized costs pending determination.

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

Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances in one financial institution located in Bowling Green, Kentucky. The account the cash balance reflects is insured by the Federal Deposit Insurance Corporation (“FDIC”) for an unlimited amount since it meets the FDIC’s requirements as a noninterest-bearing account. At June 30, 2013, the cash balances were at $1,361,611.

Offering Related Expenses

The Company expenses marketing-related offering expenses as these are incurred. Marketing expenses totaled $58,019 and $254,074 in the six months ended June 30, 2013 and 2012, respectively.

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

As of June 30, 2013, there were 990,230 shares of Common Stock issued and outstanding. Stephen C. Larkin, President, Director and Chief Financial Officer of the Company, beneficially owns approximately 27.06% of the issued and outstanding Common Stock as a result of his purchase in the Offering.

Payables and Notes Payable to Related Parties

As of June 30, 2013 and December 31, 2012, the Company had the following debts and obligations to related parties:

	June 30, 2013	December 31, 2012

Note Payable to a minority shareholder	100,000	100,000

Total Note Payable to a minority shareholder	$100,000	$100,000

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

4.	OIL AND GAS PROPERTIES

Oil and Gas properties, stated at cost, consisted of the following:

	June 30, 2013	December 31, 2012

Proved oil and gas properties	$900,693	$776,540

Total oil and gas properties	900,693	776,540

Less accumulated depletion and amortization	(493,288)	(436,487)
Less impairment	–	–
Net oil and gas properties	$407,405	$340,053

5.	COMMITMENTS AND CONTINGENCIES

Commitments

As of June 30, 2013, neither the Company nor any of its properties is subject to any material pending legal proceedings.

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

Authorization to Issue Shares — Preferred and Common

The Company is authorized to issue two classes of stock that are designated as common and preferred stock. As of June 30, 2013, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as Common Stock, of which 990,230 were outstanding, and 5,000,000 shares designated as preferred stock, of which no shares were outstanding.

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

During the six months ended June 30, 2013, the Company did not issue any equity securities.

Stock Options

During the six months ended June 30, 2013, the Company did not issue any options to purchase shares of the Company’s Common Stock, and no outstanding options were exercised during this period.

Reverse Split of Common Stock

On July 26, 2012, the Company effected a 1 for 100 reverse stock split of the Company’s Common Stock, resulting in a reduction of the number of shares outstanding of the Company from approximately 99,003,633 to approximately 990,000. At June 30, 2013, the Company had 990,230 shares of Common Stock outstanding. Persons holding less than 100 shares of Common Stock received one share of Common Stock. The rights and privileges of the holders of shares of Common Stock were substantially unaffected by the reverse stock split. All issued and outstanding options, warrants and convertible securities were appropriately adjusted for the reverse stock split automatically on the effective date of the reverse stock split, and have been presented in the financial statements to adjust for the reverse stock split.

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

As of June 30, 2013, the Company had total assets of $3,199,911, total liabilities of $1,401,975 and stockholders’ equity of $1,797,937. The Company had a net loss of $12,690 for the six months ended June 30, 2013 compared to a net income of $431,017 during the six months ended June 30, 2012. The net loss per common share was $0.01 per share during the six months ended June 30, 2013 as compared to net income per common share of $0.61 during the same period in 2012. All per share data in this report has been adjusted to give effect to applicable stock issuances and conversions and the Company’s 2012 reverse stock split.

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

Formation of Investment Partnerships

During the six months ended June 30, 2013, we served as the managing general partner of eight limited partnerships formed for the purpose of oil and gas exploration and drilling. The Company has entered into Turnkey Contracts with each of the partnerships pursuant to which it receives turnkey fees for drilling the partnerships’ wells and, if applicable, completing the wells (the “Turnkey Fees”).

The 2011 Bayou City Two Well Drilling Program, L.P. (the “2011 Drilling Program”) was formed in Kentucky on January 10, 2011, and planned to acquire up to a 2.125% working interest in two oil and gas wells known as the Miller Prospect Well and the Squeeze Box Prospect Well in Colorado County, Texas. The 2011 Drilling Program has acquired a 1.78% working interest in the wells. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At March 31, 2013, the Company had received $327,750 in Turnkey Fees associated with the 2011 Drilling Program. The Company has realized a profit of $197,253 from the Turnkey Fees received as of June 30, 2013.

The 2011 Bayou City Drilling & Production Program, L.P. (the “Drilling and Production Program”) was formed on March 18, 2011 to acquire a 2.875% working interest in the same two wells as the 2011 Drilling Program. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At March 31, 2013, the Company had received $529,000 in Turnkey Fees associated with the Drilling and Production Program. The Company realized a profit of $343,677 from the Turnkey Fees received as of June 30, 2013.

The 2011-C Bayou City Offset Drilling Program, L.P. (the “2011-C Drilling Program”) was formed in Kentucky on April 12, 2011 to acquire up to a 5% working interest in the Kleimann #1 Well, located in Colorado County, Texas. The 2011-C Drilling Program ended up only acquiring a 2.625% working interest in the Kleimann #1 well. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership well. At March 31, 2013, the Company had received $234,938 in Turnkey Fees associated with the 2011-C Drilling Program. The Company realized a profit of $137,865 from the Turnkey Fees received as of June 30, 2013.

The 2011-D Bayou City Two Well Drilling Program, L.P. (the “2011-D Drilling Program) was formed in Kentucky on May 10, 2011 to acquire a 5% working interest in the Prairie Bell West Prospect Well and the Prairie Bell East Prospect Well located in Colorado County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At March 31, 2013, the Company had received $949,924 in Turnkey Fees associated with the 2011-D Drilling Program. The Company realized a profit of $524,958 from the Turnkey Fees received as of June 30, 2013.

The 2011 Bayou City Year End Drilling Program, L.P. (“2011 Year End Program”) was formed in Kentucky on September 13, 2011 to acquire a 6.48% working interest in the Loma Blanca Well located in Brooks County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At March 31, 2013, the Company had received $1,801,500 in Turnkey Fees associated with the 2011 Year End Program. The Company realized a profit of $956,462 from the Turnkey Fees received as of June 30, 2013.

The 2012-A Bayou City Drilling Program, L.P. (“2012-A Program”) was formed in Kentucky on December 13, 2011 to acquire an 8.33% working interest in the Altair Well located in Colorado County, Texas. However, the Company made a decision and received a majority vote from the partnership to acquire interest in three different wells, the McCarthy Trust #2 with a 4.1667% working interest, the Seabreeze #1 Well with a 4.1667% working interest, and the Seabreeze #3 Well with a 0.833%, all located in Chambers County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At March 31, 2013, the Company had received $1,303,512 in Turnkey Fees associated with the 2012-A Year End Program. The Company realized a profit of $674,618 from the Turnkey Fees received as of June 30, 2013.

The 2012 Bayou City Year End Drilling Program, L.P. (“2012 Year End Program”) was formed in Kentucky on October 9, 2012 to acquire an 2.5% working interest in the Galveston Bay Well located in Galveston County, Texas. The Company paid for and holds a 1% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At June 30, 2013, the Company had received $337,121 in Turnkey Fees associated with the 2012 Year End Program. The Company realized a profit of $165,519 from the Turnkey Fees received as of June 30, 2013.

The 2013 Bayou City Seabreeze Offset Drilling Program, L.P. (“2013 Seabreeze Offset Program”) was formed in Kentucky on February 12, 2013 to acquire an 4.167% working interest in the Seabreeze #2 Well and a 3.33% working interest in the Seabreeze #3 Well, both of which are located in Chambers County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At June 30, 2013, the partnership had received $1,106,039 in Turnkey Fees associated with the 2013 Seabreeze Offset Program. The Company has not realized a profit as of June 30, 2013.

The Opportunity Funds and Affiliated Partners

In April 2011, the Company acquired a 25% ownership interest in Affiliated Partners, a general partnership formed for the purpose of holding an 80% interest in Loanmod, LLC, a Delaware limited liability company (“Loanmod”). Affiliated Partners is also owned by our President, Chief Executive Officer, Chief Financial Officer and director, Stephen Larkin (50%) and our other director, Travis Creed (25%). The Company acquired its interest in Affiliated Partners in exchange for its agreement to serve as the managing member and investment manager of the Opportunity Fund VII, LLC, a Delaware limited liability company (“Opportunity Fund VII”), which invests in Mortgage Notes and Land Contracts secured by real estate. The Company also serves as the managing member and investment manager of BYCX Opportunity Fund I (“BYCX Fund I”), established in June 2011, and Opportunity Fund VIII, LLC (“Opportunity Fund VIII,” and collectively with the other managed funds, “Opportunity Funds”), established in February 2013, both of which are also Delaware limited liability companies that invest in Mortgage Notes and Land Contracts. The purchases of Mortgage Notes and Land Contracts by the Opportunity Funds are facilitated primarily by Loanmod, which receives income as a result in connection with its acquisition of Mortgage Notes and Land Contracts for the Opportunity Funds. In the event that the Opportunity Funds acquire Mortgage Notes and Land Contracts from an unaffiliated party, Loanmod is entitled to a transaction fee from such Opportunity Fund equal to 2.5% of the purchase price of all Mortgage Notes and Land Contracts acquired from such third party.

The BYCX Fund I was organized on June 28, 2011 with the objective of investing in a managed portfolio comprised of Mortgage Notes and Land Contracts secured by real estate to provide members with quarterly cash distributions. The subscription periods in which units were offered for sale in the Opportunity Funds have closed. Fund VI, BYCX Fund I and Opportunity Fund VII are participants in a “Holding Fund” called 2011-12 Opportunity Fund 6-1, LLC, which is managed by the Company and Blue Ridge Group, Inc. As of June 30, 2013, Fund VI owns approximately 46% of the Holding Fund, BYCX Fund I owns approximately 24% of the Holding Fund and Opportunity Fund VII owns approximately 30% of the Holding Fund. The Holding Fund has acquired 463 Mortgage Notes and Land Contracts with unpaid balances totaling approximately $17,108,526. The Holding Fund was capitalized with approximately $10,632,660 as of December 31, 2012. The first quarterly distributions from the Holding Fund were made in January 2012. During the six months ended June 30, 2013, approximately $800,599 was distributed to Holding Fund members.

As of June 30, 2013, Opportunity Fund VIII has a capitalization of approximately $760,000, and has invested approximately $366,000 in Mortgage Notes and Land Contracts with unpaid balances totaling approximately $366,000.

Description of Properties

The following are the primary properties held by the Company as of June 30, 2013:

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

Squeeze Box: The Company owns a 0.78% working interest in the Squeezebox well, a gas well located in Cameron Parish, Louisiana, which began production in November 2011. The well produces approximately 171 Mcf of natural gas and 41 Bbls per day as of the date of this Report.

Prairie Bell East: The Company owns a 0.49% working interest in the Prairie Bell East well, a gas well located in Colorado County, Texas, which began production in February 2012. The well produces approximately 981 Mcf of natural gas and 23 Bbls per day as of the date of this Report.

Koehn #2: The Company owns an 11.0% working interest in the Koehn #2 well, which is located in Colorado County, Texas. The well was completed and production began as of October 2012. The well produces approximately 83 Bbls per day and 745 Mcf of natural gas as of the date of this Report.

McCarthy Trust #2: The Company owns a 0.42% working interest in the McCarthy Trust #2 Well, which is located in Chambers County, Texas. The well produces approximately 34 Bbls per day and 148 Mcf of natural gas per day as of the date of this Report.

Seabreeze #1: The Company owns a 0.42% working interest in the Seabreeze #1 Well, which is located in Chambers County, Texas. The well produces approximately 79 Bbls per day and 458 Mcf of natural gas per day as of the date of this Report.

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

Results of Operations

Comparison of Three Month Periods Ended June 30, 2013 and June 30, 2012

The Company had a net loss of $79,729 for the three months ended June 30, 2013 compared to a net loss of $303,321 for the same period in 2012. The loss per common share was $0.08 during the first quarter of 2013 compared to a loss per common share of $0.31 during the first quarter of 2012. The change in net loss in the first quarter of 2013 was primarily the result of more Turnkey Contract revenue being recognized in 2013 than in 2012, increased revenues from oil and gas sales and a large reduction in marketing costs. These changes were offset in part by increases in abandonment and dry hole costs, general and administrative costs, depletion, depreciation, and amortization costs, and turnkey drilling contract costs. Operating expenses during the second quarter of 2013 compared to the second quarter of 2012 include a $167,762 decrease in marketing costs, a $22,810 increase in depreciation, depletion and amortization expense, an increase of $24,469 in abandonment and dry hole costs, and a $29,753 decrease in lease operating expenses and production taxes. Turnkey drilling contract costs from period to period increased $96,738, from $7,562 for the three months ended June 30, 2012 to $104,300 for the same period of 2013.

Operating Revenues

The Company’s operating revenues increased $268,268 for the three months ended June 30, 2013 compared to the same period in 2012. This significant increase was primarily a result of $215,858 in Turnkey Fees in the second quarter of 2013, compared to zero during the second quarter of 2012. Revenues from oil and gas production also increased $52,410 during the three months ended June 30, 2013 over the same period in 2012 primarily due to production from the Koehn #2 well, which produced net revenue of $84,350 during the second quarter of 2013 and was not producing during the first quarter of 2012.

Operating Costs and Expenses

The Company’s total operating costs increased $2,406 from the three months ended June 30, 2012 to the three months ended June 30, 2013. The slight increase in total operating costs was primarily due to increases of $96,738 in Turnkey Contract costs, $56,004 in general and administrative costs and $22,810 in depletion, depreciation and amortization expense from the second quarter of 2012 to the second quarter of 2013, offset by decreases of $29,753 in lease operating expenses and $167,762 in marketing costs.

Depletion, depreciation, and amortization for the three months ended June 30, 2013 were $28,864, compared to $5,884 during the three months ended June 30, 2012. These costs increased $22,810 between the periods as a result of the Koehn #2 well, in which the Company owns an 11% working interest, causing a larger than normal expense to be recognized.

Other Income

During the three months ended June 30, 2013, the Company recognized $8,725 in income from Affiliated Partners compared to $80,781 during the three months ended June 30, 2012. The income recognized during the period was the result of revenues generated by Loanmod in connection with acquisitions of Mortgage Notes and Land Contracts by the Opportunity Funds. See Note 3 “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” to the Company’s unaudited consolidated financial statements included in this Report.

Comparison of Six Month Periods Ended June 30, 2013 and June 30, 2012

The Company had a net loss of $12,690 for the six months ended June 30, 2013 compared to a net income of $431,017 for the same period in 2012. The loss per common share was $0.01 during the first six months of 2013 compared to income per common share of $0.61 during the first six months of 2012. The change in net income in the first six months of 2013 was primarily the result of less Turnkey Contract revenue being recognized in 2013 than in 2012, offset by increases in oil and gas sales and decreases in total operating costs. Expenses from the first six months of 2012 to the first six months of 2013 included a $196,055 decrease in marketing costs, a $26,506 increase in depreciation, depletion and amortization expense, and a $50,853 decrease in lease operating expenses and production taxes. Turnkey drilling contract costs from period to period decreased $387,978, from $661,746 for the six months ended June 30, 2012 to $273,768 for the same period of 2013.

Operating Revenues

The Company’s operating revenues decreased $927,823 for the six months ended June 30, 2013 compared to the same period in 2012. This significant decrease was primarily a result of recognizing $1,018,971 less income from Turnkey Fees in the first six months of 2013 than the first six months of 2012. Revenues from oil and gas production also increased $91,148 between the first six months of 2012 and the same period in 2013 primarily due to production from the Koehn #2 well, which produced net revenue of $175,015 during the first six months of 2013 and was not producing during the first six months of 2012.

Operating Costs and Expenses

The Company’s total operating costs decreased $517,794 from the six months ended June 30, 2012 compared to the six months ended June 30, 2013. The decrease in total operating costs was primarily a result of $661,746 in Turnkey Contract costs in 2012 compared to $273,768 in 2013. In addition, the Company saw decreases of $50,853 in lease operating expenses and $196,055 in marketing costs during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

The Company’s decreases in operating costs and expenses were offset by an increase in depletion, depreciation, and amortization. Depletion, depreciation, and amortization for the six months ended June 30, 2013 were $60,379, compared to $33,873 during the six months ended June 30, 2012. These costs increased $26,506 during the period as a result of the Koehn #2 well, in which the Company owns an 11% working interest, causing a larger than normal expense to be recognized.

The Company’s general and administrative expenses also increased to $392,947 for the first six months 2013 as compared to $326,830 for the first six months of 2012. In addition, the Company recognized $10,303 in miscellaneous income attributable to our wholly owned subsidiary, Rivergreen Financial Group, LLC (“Rivergreen”). Planned Rivergreen operations were abandoned in 2012 and the Company had previously written off expenses associated with Rivergreen, however due to the consolidation method, the Company had to realize a gain due to an elimination entry booked during the six months ended June 30, 2013, which was not present during the first quarter of 2012.

Other Income

During the six months ended June 30, 2013, the Company recognized $36,800 in income from Affiliated Partners, compared to $80,781 during the six months ended June 30, 2012. The income recognized during the period was the result of revenues generated by Loanmod in connection with acquisitions of Mortgage Notes and Land Contracts by the Opportunity Funds. See Note 3 “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” to the Company’s unaudited consolidated financial statements included in this Report.

Balance Sheet Review

Assets: The Company’s total assets increased $4,372 from $3,195,539 at December 31, 2012 to $3,199,911 at June 30, 2013. Although cash balances at June 30, 2013 decreased $725,869 from those on hand at December 31, 2012, these decreases in current assets were offset by increases to prepaid expenses of $361,470 and increases in receivables due from affiliates of $419,447.

In addition, the Company saw a significant decrease in Investment in Unconsolidated Affiliate Company in the amount of $113,299. The drop in the asset value was due to cash paid to the Company from Affiliated Partners during the first half of 2013.

Liabilities: The Company’s total liabilities increased $17,062 from $1,384,913 at December 31, 2012 to $1,401,975 at June 30, 2013. The increase in liabilities was primarily a result of an increase of $585,637 in turnkey partnership obligation, offset by decreases of $530,611 in accounts payable – related party and $32,697 in federal income tax payable owed by the Company at June 30, 2013 as compared to December 31, 2012.

Liquidity and Capital Resources

The Company sponsors and serves as managing general partner of limited partnerships formed for the purpose of conducting oil and gas exploration and production operations. As a result of its formation and sponsorship of such limited partnerships, the Company receives Turnkey Fees from Turnkey Contracts in addition to revenues from oil and gas production. The Company intends to continue to sponsor such partnerships and receive revenues from similar turnkey arrangements in order to fund its operations. The Company’s ability to continue and maintain operations is contingent upon its continued ability to sponsor additional partnerships and earn Turnkey Fees. In addition, the Company believes it will continue to earn revenue from its direct oil and gas holdings, including holdings from the oil and gas limited partnerships it manages. The total production capability of the currently producing wells and their cash flows is known, and diminishing. Revenues from currently producing wells will not be sufficient to sustain the Company’s operations on a going forward basis. Based on the Company’s projected expenses, we believe our current cash resources are sufficient to fund operations for at least the next twelve months.

As of June 30, 2013, the Company’s cash balance was $1,361,611 and its liabilities totaled $1,401,975, including $1,168,383 in partnership obligations pursuant to its Turnkey Contracts with the partnerships it manages, $48,686 in accounts payable and accrued expenses, $84,906 in related party accounts payable, and $100,000 in a note payable to a minority shareholder.

Net cash used in operating activities during the six months ended June 30, 2013 was $727,346 and accounted for the Company’s $725,869 net decrease in cash during the period. The 2013 net cash used in operations was primarily due to increased receivable from partnerships of $419,447 and prepaid expenses of $361,470, decreased accounts payable-related party of 530,611 and decreased turnkey partnership obligations of $585,637. Net cash provided by investing activities was $1,477 during the six months ended June 30, 2013, due to a distribution to the Company of its portion of Affiliated Partner’s income, offset by the purchase of oil and gas properties.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during the quarter ended June 30, 2013, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unreported sales of unregistered securities during the quarter ended June 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description

10.1	Limited Partnership Agreement of 2011-C Bayou City Offset Drilling Program, L.P. dated April 28, 2011
10.2	Turnkey Drilling Contract between Bayou City Exploration, Inc. and 2011-C Bayou City Offset Drilling Program, L.P. dated April 28, 2011
10.3	Limited Partnership Agreement of 2011-D Bayou City Two Well Drilling Program, L.P. dated May 26, 2011
10.4	Turnkey Drilling Contract between Bayou City Exploration, Inc. and 2011-D Bayou City Two Well Drilling Program, L.P. dated May 26, 2011
10.5	Limited Partnership Agreement of 2012 Bayou City Year End Program., L.P. dated October 22, 2012
10.6	Turnkey Drilling Contract between Bayou City Exploration, Inc. and 2012 Bayou City Year End Program., L.P. dated October 22, 2012
10.7	Limited Partnership Agreement of 2013 Bayou City Seabreeze Offset Drilling Program, L.P. dated March 8, 2013
10.8	Turnkey Drilling Contract between Bayou City Exploration, Inc. and 2013 Bayou City Seabreeze Offset Drilling Program, L.P. dated March 8, 2013
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013	BAYOU CITY EXPLORATION, INC

/s/ Stephen C. Larkin
Stephen C. Larkin
President and Chief Financial Officer

