Form 10-Q
period 2013-09-30
BAYOU CITY EXPLORATION, INC.
filed 2013-11-13
CIK 1050957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

(270) 282-8544
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares outstanding for each class of stock as of the latest practicable date:

Title or Class	Shares Outstanding on November 10, 2013
Common Stock, $0.005 par value	990,217

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS:

CURRENT ASSETS:
Cash	$878,697	$2,087,480
Accounts receivable:
Trade and other	115,789	60,790
Receivable due from affiliates	1,113,064	104,167
Prepaid expenses and other	297,024	117,142

TOTAL CURRENT ASSETS	2,404,574	2,369,579

OIL AND GAS PROPERTIES, NET	311,281	340,053
OTHER FIXED ASSETS, NET	31,813	19,680
OTHER INVESTMENTS AT COST	120,564	126,128
INVESTMENT IN UNCONSOLIDATED AFFILIATE COMPANY	58,300	150,099
INVESTMENTS HELD FOR SALE	190,000	190,000

TOTAL ASSETS	$3,116,532	$3,195,539

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$247,683	$53,953
Accounts payable – minority shareholder	84,906	84,906
Turnkey partnership obligation	656,464	582,746
Accounts payable – related party	–	530,611
Notes payable – minority shareholder	100,000	100,000
Federal income taxes payable	–	32,697

TOTAL CURRENT LIABILITIES	1,089,053	1,384,913

Commitments and Contingencies (Note 5)

TOTAL LIABILITIES	1,089,053	1,384,913

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012	–	–
Common stock, $0.005 par value; 150,000,000 shares authorized; 990,217 shares outstanding at September 30, 2013 and 990,230 at December 31, 2012	4,951	4,951
Additional paid in capital	13,912,814	13,912,814
Accumulated deficit	(11,890,268)	(12,107,139)
Treasury stock	(18)	–

TOTAL STOCKHOLDERS' EQUITY	2,027,479	1,810,626

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,116,532	$3,195,539

The accompanying notes are an integral part of these consolidated financial statements.

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Oil and gas sales	$108,609	$32,824	$291,950	$115,018
Turnkey drilling contract revenue	1,038,932	328,696	1,598,658	1,829,164

TOTAL OPERATING REVENUES	1,147,541	361,520	1,890,608	1,944,182

OPERATING COSTS AND EXPENSES:
Lease operating expenses and production taxes	9,911	163	3,190	44,295
Abandonment and dry hole costs	57,590	66,903	82,059	66,903
Depletion, depreciation, and amortization	30,894	40,001	91,274	73,874
Turnkey drilling contract costs	576,394	123,923	850,161	775,668
Marketing costs	88,027	32,666	146,046	282,844
General and administrative costs	183,993	123,502	566,836	456,009

TOTAL OPERATING COSTS	946,809	387,158	1,739,566	1,699,593

OPERATING INCOME (LOSS)	200,732	(25,638)	151,042	244,589

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)	7,329	–	7,529	(2,364)
Equity in earnings from affiliated company	21,500	61,120	58,300	142,168

INCOME
BEFORE INCOME TAX PROVISION	229,561	35,482	216,871	384,393

Income tax provision	–	–	–	–

NET INCOME	$229,561	$35,482	$216,871	$384,393

NET INCOME PER COMMON SHARE - BASIC	$0.23	$0.04	$0.22	$0.48

NET INCOME PER COMMON SHARE - DILUTED	$0.23	$0.04	$0.22	$0.48

Weighted average common shares outstanding -
Basic	990,217	990,154	990,217	798,469

Diluted	990,217	990,154	990,217	798,469

The accompanying notes are an integral part of these consolidated financial statements.

BAYOU CITY EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES:

Net Income	$216,871	$384,393
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, depletion, and amortization	91,274	73,874
Abandonments and dry holes	82,059	66,903
Equity in earnings of affiliated company	(58,300)	(141,901)
Stock issued for services	–	22,500
Change in operating assets and liabilities:
Accounts receivable - trade	(54,999)	(51,787)
Receivable due from affiliates	(1,008,897)	–
Prepaid expenses and other	(179,882)	–
Accounts payable and accrued liabilities	193,730	(128,794)
Turnkey partnership obligation	73,718	30,900
Accounts payable – related party	(530,611)	–
Federal income tax payable	(32,697)	–

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,207,734)	256,087

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of oil and gas properties	(156,694)	(140,607)
Cash received from unconsolidated affiliated company	150,099	–
Principal payments received from other investments at cost	5,564	–
Purchase of investments of BYCX opportunity fund	–	(123,659)

NET CASH USED IN INVESTING ACTIVITIES	(1,031)	(264,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuing stock	–	327,500
Purchase of treasury stock	(18)	–

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(18)	327,500

NET INCREASE (DECREASE) IN CASH	(1,208,783)	319,321

CASH AT BEGINNING OF PERIOD	2,087,480	1,259,934

CASH AT END OF PERIOD	$878,697	$1,579,255

The accompanying notes are an integral part of these consolidated financial statements.

BAYOU CITY EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.            BASIS OF PRESENTATION

The consolidated financial statements (“financial statements”) of Bayou City Exploration, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States has been omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Form 10-K of the Company for its fiscal year ended December 31, 2012 and subsequent filings with the SEC.

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

Accounts Receivable

Accounts receivable are from oil and gas sales produced and sold during the reporting period but awaiting cash payment, from expenditures paid on behalf of the limited partnerships, from expenditures on behalf of non-operators, including related parties and on oil and gas properties operated by the Company. Based upon a review of trade receivables as of September 30, 2013, there were no accounts receivable considered potentially uncollectible.

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

Consolidation Policy

The Company consolidates its interest in joint ventures and partnerships in the oil and gas industry using the “proportionate consolidation” method provided for in Accounting Standards Codification (ASC) Topic 810-10-45-14, Consolidation – Other Presentation Matters.   A proportionate consolidation is permitted when the Company does not control the joint venture or partnership but nonetheless exercises significant influence.  Under this method, the Company recognizes its proportionate share of each partnership’s assets, liabilities, revenues and expenses, which are included in the appropriate classifications on the Company’s financial statements.

All significant intercompany transactions of the Company’s consolidated subsidiary and the limited partnerships have been eliminated.

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

The costs of drilling exploratory wells are capitalized as wells in progress pending determination of whether the well has proved reserves. Once a determination is made, the capitalized costs are charged to expense if no reserves are found or otherwise reclassified as part of the costs of the Company’s wells and related equipment. In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If, after a year has passed, the Company is unable to determine that proved reserves have been found, the well is assumed to be impaired and its costs are charged to expense. At September 30, 2013 and December 31, 2012 the Company had $0 in capitalized costs pending determination.

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

Concentrations of Credit Risk Arising From Cash Deposits in Excess of Insured Limits

The Company maintains its cash balances in one financial institution located in Bowling Green, Kentucky. The account the cash balance reflects is insured by the Federal Deposit Insurance Corporation (“FDIC”) for an unlimited amount since it meets the FDIC’s requirements as a noninterest-bearing account. At September 30, 2013, the cash balances were at $878,697.

Offering Related Expenses

The Company expenses marketing-related offering expenses as these are incurred. Marketing expenses totaled $146,046 and $282,844 in the nine months ended September 30, 2013 and 2012, respectively.

Fair Value of Financial Instruments

The carrying cash value and cash equivalents, receivables, prepaids, accounts payable, notes payable and advances payable approximate their fair value. Management is of the opinion that the Company is not exposed to significant interest or credit risk arising from these financial instruments.

Income Taxes

The accompanying consolidated statements of operations do not reflect any income tax expense due to the partial utilization of the net operating loss carry forward existing at December 31, 2012 totaling $2,303,527.

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

As of September 30, 2013, there were 990,217 shares of Common Stock issued and outstanding. Stephen C. Larkin, President, Director and Chief Financial Officer of the Company, beneficially owns approximately 27% of the issued and outstanding Common Stock as a result of his purchase in the Offering.

Payables and Notes Payable to Related Parties

As of September 30, 2013 and December 31, 2012, the Company had the following debts and obligations to related parties:

	September 30, 2013	December 31, 2012

Note Payable to a minority shareholder	$100,000	$100,000

Total Note Payable to a minority shareholder	$100,000	$100,000

During the fourth quarter of 2007, Peter Chen, a minority shareholder, loaned the Company $100,000 to finance the Company’s operations. The Company executed a written promissory note on October 4, 2007 which is due on demand and bears an interest rate of 0%.

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

4.            OIL AND GAS PROPERTIES

Oil and Gas properties, stated at cost, consisted of the following:

	September 30, 2013	December 31, 2012

Proved oil and gas properties	$1,007,420	$776,540

Total oil and gas properties	1,007,420	776,540

Less accumulated depletion and amortization	(696,139)	(436,487)
Net oil and gas properties	$311,281	$340,053

5.            COMMITMENTS AND CONTINGENCIES

Commitments

As of September 30, 2013, neither the Company nor any of its properties is subject to any material pending legal proceedings.

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

6.            STOCKHOLDERS’ EQUITY

Authorization to Issue Shares — Preferred and Common

The Company is authorized to issue two classes of stock that are designated as common and preferred stock. As of September 30, 2013, the Company was authorized to issue 155,000,000 shares of stock, 150,000,000 being designated as Common Stock, of which 990,217 were outstanding, and 5,000,000 shares designated as preferred stock, of which 0 shares were outstanding.

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

During the nine months ended September 30, 2013, the Company did not issue any equity securities.

Stock Options

During the nine months ended September 30, 2013, the Company did not issue any options to purchase shares of the Company’s Common Stock, and no outstanding options were exercised during this period.

Reverse Split of Common Stock

On July 26, 2012, the Company effected a 1 for 100 reverse stock split of the Company’s Common Stock, resulting in a reduction of the number of shares outstanding of the Company from approximately 99,003,633 to 990,230. At September 30, 2013, the Company had 990,217 shares of Common Stock outstanding. Persons holding less than 100 shares of Common Stock received one share of Common Stock. The rights and privileges of the holders of shares of Common Stock were substantially unaffected by the reverse stock split. All issued and outstanding options, warrants and convertible securities were appropriately adjusted for the reverse stock split automatically on the effective date of the reverse stock split, and have been presented in the financial statements to adjust for the reverse stock split.

Common Stock Repurchase

On July 22, 2012, the Company agreed, in a privately negotiated transaction, to repurchase 13 shares of its Common Stock for total consideration of $18, or $1.40 per share, which was the closing price of the Company’s Common Stock on the date of repurchase. The 13 shares are reflected on the Company’s financial statements as Treasury Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We urge you to read the following discussion in conjunction with management’s discussion and analysis of financial condition and results of operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as with our condensed consolidated financial statements and the notes thereto included elsewhere herein.

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

As of September 30, 2013, the Company had total assets of $3,116,532, total liabilities of $1,089,053 and stockholders’ equity of $2,027,479. The Company had a net income of $216,871 for the nine months ended September 30, 2013 compared to a net income of $384,393 during the nine months ended September 30, 2012. The net income per common share was $0.22 per share during the nine months ended September 30, 2013 as compared to net income per common share of $0.48 during the same period in 2012. All per share data in this report has been adjusted to give effect to applicable stock issuances and conversions and the Company’s 2012 reverse stock split.

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

Formation of Investment Partnerships

During the nine months ended September 30, 2013, we served as the managing general partner of eight limited partnerships formed for the purpose of oil and gas exploration and drilling. The Company has entered into Turnkey Contracts with each of the partnerships pursuant to which it receives turnkey fees for drilling the partnerships’ wells and, if applicable, completing the wells (the “Turnkey Fees”).

The 2011 Bayou City Two Well Drilling Program, L.P. (the “2011 Drilling Program”) was formed in Kentucky on January 10, 2011, and planned to acquire up to a 2.125% working interest in two oil and gas wells known as the Miller Prospect Well and the Squeeze Box Prospect Well in Colorado County, Texas. The 2011 Drilling Program has acquired a 1.78% working interest in the wells. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September, 2013, the Company had received $327,750 in Turnkey Fees associated with the 2011 Drilling Program. The Company has realized a profit of $197,253 from the Turnkey Fees received as of September 30, 2013. This profit was realized in 2011.

The 2011 Bayou City Drilling & Production Program, L.P. (the “Drilling and Production Program”) was formed on March 18, 2011 to acquire a 2.875% working interest in the same two wells as the 2011 Drilling Program. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2013, the Company had received $529,000 in Turnkey Fees associated with the Drilling and Production Program. The Company realized a profit of $343,677 from the Turnkey Fees received as of September 30, 2013. This profit was realized in 2011.

The 2011-C Bayou City Offset Drilling Program, L.P. (the “2011-C Drilling Program”) was formed in Kentucky on April 12, 2011 to acquire up to a 5% working interest in the Kleimann #1 Well, located in Colorado County, Texas. The 2011-C Drilling Program ended up only acquiring a 2.625% working interest in the Kleimann #1 well. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership well. At September 30, 2013, the Company had received $234,938 in Turnkey Fees associated with the 2011-C Drilling Program. The Company realized a profit of $137,865 from the Turnkey Fees received as of September 30, 2013. This profit was realized in 2011.

The 2011-D Bayou City Two Well Drilling Program, L.P. (the “2011-D Drilling Program) was formed in Kentucky on May 10, 2011 to acquire a 5% working interest in the Prairie Bell West Prospect Well and the Prairie Bell East Prospect Well located in Colorado County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2013, the Company had received $949,924 in Turnkey Fees associated with the 2011-D Drilling Program. The Company realized a profit of $524,958 from the Turnkey Fees received as of September 30, 2013. This profit was realized in 2011.

The 2011 Bayou City Year End Drilling Program, L.P. (“2011 Year End Program”) was formed in Kentucky on September 13, 2011 to acquire a 6.48% working interest in the Loma Blanca Well located in Brooks County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2013, the Company had received $1,801,500 in Turnkey Fees associated with the 2011 Year End Program. The Company realized a profit of $956,462 from the Turnkey Fees received as of September 30, 2013. This profit was realized in 2012.

The 2012-A Bayou City Drilling Program, L.P. (“2012-A Program”) was formed in Kentucky on December 13, 2011 to acquire an 8.33% working interest in the Altair Well located in Colorado County, Texas. However, the Company made a decision and received a majority vote from the partnership to acquire interest in three different wells, the McCarthy Trust #2 with a 4.1667% working interest, the Seabreeze #1 Well with a 4.1667% working interest, and the Seabreeze #3 Well with a 0.833%, all located in Chambers County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2013, the Company had received $1,303,512 in Turnkey Fees associated with the 2012-A Year End Program. The Company realized a profit of $674,618 from the Turnkey Fees received as of September 30, 2013. This profit was realized in 2012.

The 2012 Bayou City Year End Program, L.P. (“2012 Year End Program”) was formed in Kentucky on October 9, 2012 to acquire an 2.5% working interest in the Galveston Bay Well located in Galveston County, Texas. The Company paid for and holds a 1% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2013, the Company had received $337,121 in Turnkey Fees associated with the 2012 Year End Program. The Company realized a profit of $165,519 from the Turnkey Fees received as of September 30, 2013. This profit was realized in 2013.

The 2013 Bayou City Seabreeze Offset Drilling Program, L.P. (“2013 Seabreeze Offset Program”) was formed in Kentucky on February 12, 2013 to acquire an 4.167% working interest in the Seabreeze #2 Well and a 3.33% working interest in the Seabreeze #3 Well, both of which are located in Chambers County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2013, the partnership had received $1,106,039 in Turnkey Fees associated with the 2013 Seabreeze Offset Program. The Company realized a profit of 648,987 from the Turnkey Fees received as of September 30, 2013. The profit was realized in 2013.

The 2013 Bayou City Seabreeze Field Development, L.P. (“2013 Seabreeze Field Development Program”) was formed in Kentucky on July1, 2013 to acquire an 5% working interest in the Seabreeze #4 Well and a 5% working interest in the Seabreeze #5 Well, both of which are located in Chambers County, Texas. The Company paid for and holds a 10% interest in this partnership and receives management fees equal to the excess, if any, of the Turnkey Fees over the total cost to the Company of drilling and if applicable, completing the partnership wells. At September 30, 2013, the partnership had received $640,413 in Turnkey Fees associated with the 2013 Seabreeze Field Development Program. The Company has not realized a profit as of September 30, 2013.

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

The BYCX Fund I was organized on June 28, 2011 with the objective of investing in a managed portfolio comprised of Mortgage Notes and Land Contracts secured by real estate to provide members with quarterly cash distributions. The subscription periods in which units were offered for sale in the Opportunity Funds have closed. Fund VI, BYCX Fund I and Opportunity Fund VII are participants in a “Holding Fund” called 2011-12 Opportunity Fund 6-1, LLC, which is managed by the Company and Blue Ridge Group, Inc. As of September 30, 2013, Fund VI owns approximately 46% of the Holding Fund, BYCX Fund I owns approximately 24% of the Holding Fund and Opportunity Fund VII owns approximately 30% of the Holding Fund. The Holding Fund has acquired 463 Mortgage Notes and Land Contracts with unpaid balances totaling approximately $17,108,526. The Holding Fund was capitalized with approximately $10,632,660 as of December 31, 2012. The first quarterly distributions from the Holding Fund were made in January 2012. During the nine months ended September 30, 2013, approximately $1,042,966 was distributed to Holding Fund members.

As of September 30, 2013, Opportunity Fund VIII has a capitalization of approximately $1,917,000, and has invested approximately $1,710,875 in Mortgage Notes and Land Contracts with unpaid balances totaling approximately $2,251,151.

Description of Properties

The following are the primary properties held by the Company as of September 30, 2013:

Developed Properties

Rooke #2: The Company owns a 9.5% working interest in 1 well located in Refugio County, Texas, which began production in May 2010. The well produces approximately 11 barrels of oil (“Bbls”) per day as of the date of this Report.

Kleimann #1: The Company owns a 0.26% working interest in the Kleimann #1, a well located in Colorado County, Texas, which began production in March 2012. The well is producing approximately 192 thousand cubic feet (“Mcf”) of natural gas and 6 Bbls per day as of the date of this Report.

Squeeze Box: The Company owns a 0.78% working interest in the Squeezebox well, a gas well located in Cameron Parish, Louisiana, which began production in November 2011. The well produces approximately 130 Bbls per day as of the date of this Report.

Prairie Bell East: The Company owns a 0.49% working interest in the Prairie Bell East well, a gas well located in Colorado County, Texas, which began production in February 2012. The well produces approximately 728 Mcf of natural gas and 24 Bbls per day as of the date of this Report.

Koehn #2: The Company owns an 11.0% working interest in the Koehn #2 well, which is located in Colorado County, Texas. The well was completed and production began as of October 2012. The well produces approximately 83 Bbls per day and 745 Mcf of natural gas as of the date of this Report.

McCarthy Trust #2: The Company owns a 0.42% working interest in the McCarthy Trust #2 Well, which is located in Chambers County, Texas. The well produces approximately 39 Bbls per day as of the date of this Report.

Seabreeze #1: The Company owns a 0.42% working interest in the Seabreeze #1 Well, which is located in Chambers County, Texas. The well produces approximately 28 Bbls per day and 191 Mcf of natural gas per day as of the date of this Report.

Seabreeze #2: The Company owns a 0.42% working interest in the Seabreeze #2 Well, which is located in Chambers County, Texas. The well produces approximately 23 Bbls and 47 Mcf of natural gas per day as of the date of this Report.

Seabreeze #3: The Company owns a 0.42% working interest in the Seabreeze #3 Well, which is located in Chambers County, Texas. The well produces approximately 203 Mcf of natural gas per day as of the date of this Report.

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

Results of Operations

Comparison of Three Month Periods Ended September 30, 2013 and September 30, 2012

The Company had a net income of $229,561 for the three months ended September 30, 2013 compared to a net income of $35,482 for the same period in 2012. The income per common share was $0.23 during the third quarter of 2013 compared to an income per common share of $0.04 during the third quarter of 2012. The change in net income in the third quarter of 2013 was primarily the result of more Turnkey Contract revenue being recognized in 2013 than in 2012, increased revenues from oil and gas sales and a reduction in abandonment and dry hole costs and depletion, depreciation and amortization costs. These changes were offset in part by increases in general and administrative costs, turnkey drilling contract costs, marketing costs, and lease operating expenses and production taxes. Operating expenses during the third quarter of 2013 compared to the second quarter of 2012 include a $55,361 increase in marketing costs, a $9,107 decrease in depreciation, depletion and amortization expense, a decrease of $9,313 in abandonment and dry hole costs, and a $9,748 increase in lease operating expenses and production taxes. Turnkey drilling contract costs from period to period increased $452,471, from $123,923 for the three months ended September 30, 2012 to $576,394 for the same period of 2013.

Operating Revenues

The Company’s operating revenues increased $786,021 for the three months ended September 30, 2013 compared to the same period in 2012. This significant increase was primarily a result of $1,038,932 in Turnkey Fees in the third quarter of 2013, compared to $328,696 during the third quarter of 2012. Revenues from oil and gas production also increased $75,785 during the three months ended September 30, 2013 over the same period in 2012 primarily due to production from the Koehn #2 well, which produced net revenue of $85,527 during the third quarter of 2013 and was not producing during the third quarter of 2012.

Operating Costs and Expenses

The Company’s total operating costs increased $559,651 from the three months ended September 30, 2012 to the three months ended September 30, 2013. The increase in total operating costs was primarily due to increases of $452,471 in Turnkey Contract costs, $60,491 in general and administrative costs, $9,313 in abandonment and dry hole costs, and $55,361in marketing costs from the third quarter of 2012 to the third quarter of 2013, offset by decreases of $9,748 in lease operating expenses and $9,107 in depletion, depreciation and amortization expense.

Other Income

During the three months ended September 30, 2013, the Company recognized $21,500 in income from Affiliated Partners compared to $61,120 during the three months ended September 30, 2012. Interest income was also received in the amount of $7,329 for investments held at cost. The income recognized during the period was the result of revenues generated by Loanmod in connection with acquisitions of Mortgage Notes and Land Contracts by the Opportunity Funds. See Note 3 “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” to the Company’s unaudited consolidated financial statements included in this Report.

Comparison of Nine Month Periods Ended September 30, 2013 and September 30, 2012

The Company had a net income of $216,871 for the nine months ended September 30, 2013 compared to a net income of $384,393 for the same period in 2012. The income per common share was $0.22 during the first nine months of 2013 compared to income per common share of $0.48 during the first nine months of 2012. [The change in net income in the first nine months of 2013 was primarily the result of less Turnkey Contract revenue being recognized in 2013 than in 2012 along with less equity in earnings from affiliated company, offset by increases in oil and gas sales.] Expenses from the first nine months of 2012 to the first nine months of 2013 included a $136,798 decrease in marketing costs, a $17,400 increase in depreciation, depletion and amortization expense, and a $41,105 decrease in lease operating expenses and production taxes. Turnkey drilling contract costs from period to period increased $74,493, from $775,668 for the nine months ended September 30, 2012 to $850,161 for the same period of 2013.

Operating Revenues

The Company’s operating revenues decreased $53,574 for the nine months ended September 30, 2013 compared to the same period in 2013. This significant decrease was primarily a result of recognizing $230,506 less income from Turnkey Fees in the first nine months of 2013 than the first nine months of 2012. Revenues from oil and gas production increased $176,932 between the first nine months of 2012 and the same period in 2013 primarily due to production from the Koehn #2 well, which produced net revenue of $260,773 during the first nine months of 2013 and was not producing during the first nine months of 2012.

Operating Costs and Expenses

The Company’s total operating costs increased $40,006 from the nine months ended September 30, 2012 compared to the nine months ended September 30, 2013. The increase in total operating costs was primarily a result of an increase of $110,827 in general and administrative expenses along with an increase of $74,493 in Turnkey Contract costs from 2012 compared 2013. In addition, the Company saw decreases of $41,105 in lease operating expenses and $136,798 in marketing costs during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

The Company’s decreases in operating costs and expenses were offset by an increase in depletion, depreciation, and amortization along with abandonment and dry hole, and general and administrative expenses. Depletion, depreciation, and amortization for the nine months ended September 30, 2013 were $91,274, compared to $73,874 during the nine months ended September 30, 2012. These costs increased $17,400 during the period as a result of the Koehn #2 well, in which the Company owns an 11% working interest, causing a larger than normal expense to be recognized.

Other Income

During the nine months ended September 30, 2013, the Company recognized $58,300 in income from Affiliated Partners, compared to $142,168 during the nine months ended September 30, 2012, a $83,868 decrease. Interest income was also received in the amount of $7,329 for investments held at cost. The income recognized during the period was the result of revenues generated by Loanmod in connection with acquisitions of Mortgage Notes and Land Contracts by the Opportunity Funds. See Note 3 “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” to the Company’s unaudited consolidated financial statements included in this Report.

Balance Sheet Review

Assets: The Company’s total assets decreased $79,007 from $3,195,539 at December 31, 2012 to $3,116,532 at September 30, 2013. Cash balances at September 30, 2013 decreased $1,208,783 from those on hand at December 31, 2012, these decreases in current assets were offset by increases to prepaid expenses of $179,882 and increases in receivables due from partnerships of $1,008,897.

In addition, the Company saw a significant decrease in its investment in unconsolidated affiliate company in the amount of $91,799. The drop in the asset value was due to cash paid to the Company from Affiliated Partners during the first nine months of 2013.

Liabilities: The Company’s total liabilities decreased $295,861 from $1,384,913 at December 31, 2012 to $1,089,052 at September 30, 2013. The decrease in liabilities was primarily a result of a decrease of $530,611 in accounts payable to a related party which was repaid during the period and $32,697 in federal income tax payable owed by the Company at September 30, 2013 as compared to December 31, 2012. This was offset by increases of $193,729 to accounts payable and accrued expenses and $73,718 to turnkey partnership obligation.

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

As of September 30, 2013, the Company’s cash balance was $878,697 and its liabilities totaled $1,089,053, including $656,464 in partnership obligations pursuant to its Turnkey Contracts with the partnerships it manages, $247,682 in accounts payable and accrued expenses, $84,906 in related party accounts payable, and $100,000 in a note payable to a minority shareholder.

Net cash used in operating activities during the nine months ended September 30, 2013 was $1,207,735 and accounted for the Company’s $1,208,783 net decrease in cash during the period. The 2013 net cash used in operations was primarily due to increased receivable from partnerships of $1,008,897 and prepaid expenses of $179,882 and decreased accounts payable-related party of 530,611.

Net cash used in investing activities was $1,031 during the nine months ended September 30, 2013, compared to $264,266 for the nine months ended September 30, 2012, a change of $263,235. During the nine months ended September 30, 2013, the Company spent $156,694 on the purchase of oil and gas properties, $16,087 more than it spent on oil and gas properties during the same period of 2012. Due to the Company’s proportional consolidation method of accounting, investments made by the Company in partnerships it manages are attributed to the Company even though they are held directly by the partnership. In the nine months ended September 30, 2012, the Company was attributed $123,659 in expenses associated with its investments in Opportunity Funds rather than partnerships holding oil and gas properties. During the period ended September 30, 2013, the Company did not participate in any new partnerships engaged in non-oil and gas activities. The Company also recognized $5,564 in principal payments from Opportunity Fund investments during the nine months ended September 30, 2013; there were no principal payments attributable to the Company from the Opportunity Funds during the nine months ended September 30, 2012. In addition, during the nine months ended September 30, 2013, the Company received $150,099 in distributions from Affiliated Partners; it did not receive any cash distributions during the nine months ended September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, that occurred during the quarter ended September 30, 2013, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unreported sales of unregistered securities during the quarter ended September 30, 2013.

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2013	13*	$1.40	0	0
Total	13

*The shares, which were purchased for fair market value on the dates of purchase, were not purchased pursuant to a publicly announced plan or program. The shares were repurchased by the Company from one individual stockholder in a privately negotiated transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

On August 19, 2013, the Company filed an Information Statement on Schedule 14C informing the Company’s stockholders that in lieu of an Annual Meeting of the Stockholders, the holders of a majority of the Company’s Common Stock (the “Consenting Stockholders”) approved each of the following actions (the “Corporate Actions”) by written consent:

1.	Re-election of Stephen C. Larkin and Travis N. Creed as directors of the Company;
2.	Approval on an advisory basis of executive compensation; and
3.	Selection of three years as the preferred frequency with which to hold stockholder advisory votes to approve, on a non-binding basis, executive compensation.

The Consenting Stockholders collectively held 556,610 shares of the Company’s issued and outstanding Common Stock on July 31, 2013, the record date for the Corporate Actions, which represented 56% of the issued and outstanding Common Stock on such date. The Corporate Actions became effective on or about September 9, 2013.

ITEM 6. EXHIBITS

The following exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference as described below.

Exhibit	Description
10.1	Limited Partnership Agreement of 2013 Bayou City Seabreeze Field Development, L.P. dated July 1, 2013.
10.2	Turnkey Drilling Contract between Bayou City Exploration, Inc. and 2013 Bayou City Seabreeze Field Development, L.P. dated July 1, 2013.
10.3	Limited Partnership Agreement of 2013 Bayou City Mississippian Development Program, L.P., dated September 19, 2013.
10.4	Turnkey Drilling Contract between Bayou City Exploration, Inc. and 2013 Bayou City Mississippian Development Program, L. P., dated September 19, 2013.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14a/Rule 14d-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14a/Rule 14d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2013	BAYOU CITY EXPLORATION, INC.

/s/ Stephen C. Larkin
Stephen C. Larkin
President and Chief Financial Officer

